Form 10-K
period 1995-10-31
LUXTEC CORP /MA/
filed 1996-01-29
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended October 31, 1995
    [Fee Required]
                                 or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

                   Commission File Number:  0-14961

                         LUXTEC CORPORATION
          (Exact name of registrant as specified in its charter)

		              Massachusetts 						                    04-2741310
      (State or other jurisdiction of				            (I.R.S. Employer
       incorporation or organization)				           Identification No.)

          326 Clark Street, Worcester, Massachusetts      01606
           (Address of principal executive offices)     (Zip code)

          Registrant's telephone number, including area code:
                              (508) 856-9454

         Securities registered pursuant to Section 12(b) of the Act:
                        American Stock Exchange
                  Common Stock, $.01 par value per share
                            (Title of class)

         Securities registered pursuant to Section 12(g) of the Act:
                                 None


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X      No  ___

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $5,134,623 based on the closing price of such stock on December 29, 1995, as reported by the American Stock Exchange ($3.50 per share).

As of December 29, 1995, 2,443,898 shares of Common stock, $.01 par value, were issued and outstanding.

	   Documents Incorporated by Reference	     						Form 10-K Reference
Proxy Statement for the next Annual Meeting						          Part III

PART I
The statements contained in this Annual Report on Form 10-K which are not historical facts may contain forward-looking statements that involve risks and uncertainties, including, but not limited to, product demand and market acceptance risks, the effect of economic conditions, the impact of competitive products and pricing, product development, commercialization and technological difficulties, capacity and supply constraints or difficulties, the results of financing efforts and other risks detailed in the Corporation's Securities and Exchange Commission filings.

ITEM 1. BUSINESS

The Corporation

Luxtec Corporation, a Massachusetts Corporation (the "Corporation" or "Luxtec"), was organized in November 1981, and is engaged in the design, manufacture, marketing and distribution of fiber optic headlight and video camera systems, light sources, cables, retractors, surgical telescopes and other custom made surgical equipment for the medical and dental industries, as well as motion tolerant blood pressure monitors. Through its subsidiary, Fiber Imaging Technologies, Inc., the Corporation also manufactures small diameter specialty endoscopes for industrial and medical markets.

On October 23, 1995, Luxtec CD Acquisition Co., Inc., a Massachusetts corporation and the Corporation's wholly-owned subsidiary ("Acquirer"), acquired all of the assets and liabilities of CardioDyne, Inc. ("CardioDyne"), a Delaware corporation, in exchange for 1,000,000 shares of common stock, par value $0.01 per share of the Corporation and certain additional consideration pursuant to a statutory merger of CardioDyne and Acquirer.

The Corporation has developed a proprietary, totally programmable, fiber optic drawing system designed to manufacture optical glass to a predetermined diameter as well as to control the actual size of the fiber bundles. The fibers are utilized in fiber optic cables which are incorporated with the Corporation's Surgical Headlight Systems and the Video Camera Systems as well as in an array of fiber optic transilluminators utilized with the Corporation's surgical instruments. The Corporation also markets replacement fiber optic cables and light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

The Corporation's newly acquired subsidiary, CardioDyne Inc., is also engaged in the design and development of proprietary, motion tolerant, non-invasive blood pressure ("BP") monitors for use on moving and exercising patients. The products are designed for use in the categories of exercise stress testing, emergency transport, obstetrics, and other applications where frequent, accurate blood pressure data is vital, yet where existing blood pressure monitors typically fail to work because of patient motion. The Corporation's two existing products, currently named the Kinetorr and Kinetorr PC, have been approved for sale in the United States by the Food and Drug Administration (the "FDA").

The Corporation maintains its principal executive offices and facilities at 326 Clark Street, Worcester, Massachusetts 01606, and its telephone number is
(508) 856-9454.

Background and Technology
Fiber Optics
Fiber optics allow for the transmission, element by element, of a light or image from one place to another through a flexible conduit. Fiber optic technology permits the drawing of high quality optical glass rods and tubes into flexible fibers, each coated with a "jacket" (a film of an organic silicon), that protects the fibers from abrasion. This provides for an improved ability to bend and transmit light and images to and from inaccessible places.

The technology used by Luxtec to provide illumination directly to the surgical site is facilitated by fiber optic cables piping light into an adjustable headlight composed of a series of lenses and mirrors mounted on a headband. These lenses then focus the light directly on the surgical site when worn by the surgeon. This provides a lightweight, low temperature illumination source to enhance visualization for microsurgical and deep cavity illumination. State of the art microsurgery often involves working on anatomical structures smaller than one millimeter in diameter. To work on such small structure, the surgeon often needs high quality, portable magnification devices. The new Luxtec telescopes are designed to offer high quality magnification with coincident illumination.

Blood Pressure Monitoring
An important symptom of patients with life threatening conditions such as shock, internal bleeding or heart failure, is usually a drop in blood pressure. Thus, blood pressure is measured often on most patients, and is a key vital sign in medicine.

The most common method of measuring blood pressure is by placing an inflated cuff around the arm in order to occlude arterial blood flow. Blood pressure is determined by slowly deflating the cuff and listening with a stethoscope for Korotkoff sounds (arterial blood flow vibrations) that begin at systolic BP and cease at diastolic BP. These measurements can be taken manually, or by using various automated and semi-automated instruments or systems. Small vibrations in the cuff pressure, called oscillometric pulses, are measured by most automatic blood pressure monitors and are used to derive systolic and diastolic blood pressure measurements.

For resting patients whose blood pressure must be sampled periodically, automatic intermittent non-invasive blood pressure monitors are widely used. Current measuring techniques are very sensitive to any motion of the patient during the time that the actual reading is being taken. Most intermittent, non-invasive BP monitors work poorly or do not work at all on patients who are moving or being transported when the measurement is being taken. Motion interferes with the ability to detect critical sounds and, therefore, it is very difficult to measure the blood pressure of patients who are shivering, exercising, or being transported.

For patients whose blood pressure must be known more frequently, direct blood pressure measurement is routinely used. In direct measurement, a fluid filled catheter is introduced into an artery and connected to a pressure transducer. This form of direct, invasive BP monitoring is expensive and painful to the patient, requires frequent attention by a nurse or physician, and poses risks of infection and blood clots. Although several continuous non-invasive blood pressure monitors have been designed and introduced to the market, none has received wide clinical use to date. The Corporation believes this stems from questions regarding the accuracy, stability, and motion tolerance of such monitors.

Products

Headlight Systems The Corporation has designed and manufactured a line of fiber optic headlight systems that assist surgeons by illuminating the area of the surgical procedure. Designed to provide maximum performance and comfort, the Corporation's headlight systems are lightweight and provide the surgeon with near coaxial view. The Corporation's patented headlight systems provide a virtually unobstructed view of the area of surgical procedure.

Light Sources A fiber optic light source with solid state electronics permits the precise regulation of electric current in order to control illumination levels of Xenon and Halogen lamps and, thereby, eliminates fluctuations or "flickering" in the light provided. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted in a rigid or flexible mode without heat. The Corporation manufactures a product line of high quality, solid state Xenon and Halogen fiber optic light sources. The Corporations's light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The Corporation's light sources are designed and manufactured to comply with U.L. 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, the Corporation works to achieve compliance with as many international standards as necessary to compete effectively on a worldwide basis
(including the CE mark that has been attained on the present product line).

The Corporation's model numbers 9175 and 9300 Xenon light sources produce high intensity light that is the equivalent of daylight in color. The white light produced by these light sources is used in instances where more intense illumination is required, e.g., for endoscopic television surgery or for use with the Corporation's Videolux television camera products.

Fiber Optic Cables The Corporation designs and manufactures a complete range of fiber optic cables and holds patents on certain fiber optic cable assemblies. See "Patents and Proprietary Information." The Corporation has a range of fiber bundle diameters from 1.0 mm to 6.5 mm and also allows a surgeon to choose from various angulations (180 degree, 90 degree and 45 degree) in order to optimize the use of surgical instruments. The Corporation employs a proprietary technology that enables the fiber optic interface to withstand significantly higher temperatures and that permits the use of higher output light sources.

All of the Corporation's fiber optic cables are adaptable to competitors' light sources. The Corporation's Component Cable System allows the end-user to adapt the end fitting of each cable to their own needs. The Component Cable System is designed to provide the flexibility of universal cables by incorporating a patented process to permanently attach select end fittings to the cable and, thereby, customize the cable according to the user's needs, either at the point of manufacturing or at the customer's site. This allows the customer to reduce the inventory of replacement cables and facilitates a rapid turnaround when a cable needs to be replaced in the operating room, clinic, or surgi - center.

Fiber Optic Headlight and Video Camera Systems The Corporation manufactures and markets a series of video products that are currently being used in the United States and approximately 26 countries around the world. The Corporation's Videolux Headlight Camera Systems are designed to televise most surgical procedures. The system is a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by the Corporation, and integrated with fiber optic illumination.

The Corporation's Videolux System can transmit the surgeon's eye view of the procedure live to a television monitor for teaching purposes or to be recorded for later use. The Videolux Cameras are available in the NTSC (National Television System Committee) and PAL (Phase Alternation by Line) formats as well as in all voltages required worldwide.

Surgical Telescopes The Corporation manufactures and markets a proprietary line of surgical telescopes. The custom fit telescopes provide the surgeon with increased magnification ranging from 2.5X to 6X. During the fourth quarter of fiscal year 1993, the Corporation introduced illumination to the surgical telescope, utilizing fiber optic delivery of light into the line of sight and thus providing the first surgical telescope with coaxial illumination. These products are part of the current product offering of the Corporation.

Blood Pressure Monitors The Corporation is developing a proprietary electronic signal acquisition and signal processing technology that separates "motion noise" from systolic and diastolic blood pressure signals. The Corporation plans to use this technology to develop non-invasive blood pressure monitoring products that are motion tolerant.

Patents and Proprietary Information

The medical device industry traditionally has placed considerable importance on obtaining and maintaining patents and trade secret protection for significant new technologies, products and processes. The Corporation maintains a policy of seeking patent protection in connection with certain elements of its technology when it believes that such protection will benefit the Corporation. The Corporation owns the following U.S. Patents (date of issuance shown in parentheses):

* Patent No. 4516190 for Surgical Headlight (May 7, 1985)
* Patent No. 4534617 for Fiber Optic Cable (August 13, 1985)
* Patent No. 4616257 for Headlight Camera System (October 7, 1986)
* Patent No. 4653848 for 45 degree and 90 degree Fiber Optic Cables
  (March 31, 1987)
* Patent No. 4797736 for Videolux Television Fiber Optic Headlight Camera
  System (January 10, 1989)
* Patent No. 5003605 for an electronically augmented stethoscope with timing sound (March 26,1991)
* Patent No. 5042930 for Optical System allowing coincident viewing, illuminating and photography (August 27, 1991)
* Patent No. 5078469 for Optical System allowing coincident viewing, illuminating and photography (January 7, 1992)
* Patent No. 5220453 for telescopic spectacles with coaxial illumination
  (June 15, 1993)
* Patent No. 5295052 for a light source assembly (March 15 1994)
* Patent No. D345368 for surgical telescopes (March 22, 1994)
* Patent No. 5307432 for crimped light source termination (April 26, 1994)
* Patent No. 5331357 for an illumination assembly (July 19, 1994)
* Patent No. D349123 for spectacles having integral illumination (July 26, 1994)
* Patent No. D350760 for an eyeglass frame temple (September 20, 1994)
* Patent No. 5392781 for blood pressure monitoring in noisy environments (February 28, 1995)

In addition, the Corporation has entered into an exclusive license agreement with InterMED Corporation for the rights to Patent No. 5222949 ("In-Vivo Hardenable Catheter") for developing a line of catheters incorporating fiber optics to facilitate several potential specialized applications.

The Corporation is the owner of three federal trademark registrations:
(i) LUXTEC, registration number 1453098, registered August 18, 1987;
(ii) LUXTEC (and design), registration number 1476726, registered
February 16, 1988; and (iii) LUXTEC (stylized), registration number 1758176, registered March 16, 1993.

In general, the Corporation relies on its development and manufacturing efforts and skills of its personnel rather than patent protection to establish and maintain its industry position. The Corporation treats its design and technical data as confidential and relies on nondisclosure agreements, trade secrets laws and non-competition agreements to protect its proprietary position. There can be no assurance that these measures will adequately protect the Corporation's proprietary technologies.

Marketing and Sales

Fiber Optics
The Corporation's customers for its fiber optic and illumination products are acute care hospitals, clinics, surgi - centers, and surgeons. An estimated 33,000 surgeons use the Corporation's products, on a worldwide basis. The Corporation's products provide illumination and magnification used during the surgical procedure.

The Corporation distributes its fiber optic and illumination products through regional specialty surgical distributors, supported by Luxtec field specialists as well as a customer support team located in the Worcester facility. Internationally, Luxtec distributes through a network of local distributors. The Corporation currently has distributors in 27 countries.

The Corporation competes on the basis of price, product quality and reliability. The Corporation believes that its large base of satisfied users is also a key marketing advantage and that the combination of satisfied customers and quality products positions the corporation as one of the premium vendors in the marketplace. The Corporation believes that it provides a higher standard of post sales support when compared to the competition and that the combination of service and a three year warranty stands as a significant market differentiation.

The Corporation's marketing strategy is to provide training and support for the distributor channel, to enhance end user awareness and demand by participating as an exhibitor at major medical meetings, and to insure that the Corporation provides high quality and performance of its products.

Blood Pressure Monitoring
The Corporation believes that the initial target market segments for its products will be for use in exercise stress testing, emergency transport, obstetrics and for post-operative patients.

Exercise Stress Testing

The exercise stress test is a common non-invasive test for evaluating heart function in known or suspected coronary artery disease. There are an estimated 5 million exercise stress tests done annually at approximately 20,000 exercise stress test labs in the U.S. Most stress test labs now measure blood pressure on their patients manually. Blood pressure must be measured accurately and often (recommended by many experts to be at least once per minute) during the test. A decline in systolic BP during exercise may reflect the presence of advanced coronary artery disease, and is a criterion for immediate termination of the stress test. This important indicator must be detected immediately to reduce patient risk. Yet measuring blood pressure, either manually or automatically, is difficult since the patient is moving and the treadmill creates interfering background noise.

The Kinetorr incorporates a sensor and companion processing software that significantly reduces the interference from motion and noise in the blood pressure signal. The Corporation believes this results in a reliable blood pressure measurement during an exercise stress test. The Kinetorr has undergone clinical trials at Beth Israel Hospital, and has been tested by physicians and clinicians at several other hospitals, including Deaconess Hospital, and the University of Massachusetts Medical Center.

Emergency Transport

The Corporation estimates that the emergency transport (ambulance) market for the Kinetorr is potentially large. There are approximately 42,000 emergency transport vehicles in the U.S., of which the Corporation estimates that 30,000 are potential candidates for products based on the Kinetorr technology.

The Corporation estimates that emergency victims of accidents, heart attacks, strokes, and other medical emergencies account for almost 10 million transports in the U.S. The Corporation further estimates that an additional 2 million medical patients are transferred between hospitals annually in emergency transport vehicles. These patients are often unstable or at risk of medical hazard, hence their vital signs (blood pressure, heart rate, respiration, and oxygen saturation) are measured frequently. Currently, blood pressure is measured manually on most transport patients and the measurement is difficult to do even by a skilled EMT because of the noise and vibration in the vehicle. Preliminary tests indicate that the Kinetorr accurately measures blood pressure during transports, even with a shivering patient and even in the presence of vibration and noise.

Obstetrics

Blood pressure is an important parameter to monitor during labor and delivery due to the possibility of dangerously high blood pressures, hemorrhage and shock, as well as other potential complications. Frequent, accurate blood pressure information is important to manage these patients. However, women in labor frequently shiver, particularly those receiving epidural anesthesia. The Corporation believes that shivering causes commonly used oscillometric blood pressure monitors to become inaccurate or to cease working. To accurately measure blood pressure on shivering patients, the alternatives are invasive blood pressure measurement, which is expensive and risky, or frequent manual monitoring. The Corporation believes that the Kinetorr potentially provides a better alternative, as it accurately measures and records blood pressure on moving or shivering labor patients, without the cost and risk of invasive monitoring or the constant attention of manual monitoring.

Post-Operative

Many recovery room patients experience post anesthesia tremors. These patients are monitored for various vital signs, including blood pressure.
The Corporation believes that current commercial models can become inaccurate or fail to work in this application due to patient tremor and that a motion tolerant monitor therefore may be well received in this market.

Competition

Fiber Optics
The Corporation competes with national and international companies engaged in the manufacture of headlight systems, including B.F. Wehmer and Designs for Vision, and in fiber optic medical instruments with Pilling Weck Company, the Stryker Company and Richard Wolf & Company as well as other smaller diversified companies. In the replacement cable market, the Corporation competes with both original equipment manufacturers as well as others engaged in activities similar to that of the Corporation. The Corporation is not aware of any specific seasonal variation factors that directly effect net sales levels.

The Corporation's management believes that direct competition in the light source market comes from several established companies having considerably larger and greater financial and human resources, including Designs for Vision, Olympus, B.F. Wehmer, Karl Storz Company, and Richard Wolf & Company.

Blood Pressure Monitoring
The Corporation has identified two companies, Suntek and Colin Medical, that are currently supplying exercise blood pressure monitors in the U.S. The companies sell directly under their own name, and Colin produces an OEM version of its monitor that is sold by Quinton. Critical care blood pressure monitors are sold by numerous companies, including Critikon, Datascope, Colin, Hewlett Packard, Spacelabs and others. The Corporation believes that the Kinetorr's performance, features and capabilities will allow it to compete effectively against these products. Nonetheless, the Corporation expects that many of its current and future competitors will have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Corporation. There can be no assurance that the Corporation will be able to compete successfully in its intended markets.

Government Regulation

The Corporation's products are subject to government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic or therapeutic use, the Corporation must comply with mandatory procedures and safety standards established by the United States Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Corporation's products or that the length of time the process will require will not be extensive. The Corporation believes that its facility is in compliance with the Federal Food and Drug Administration requirements for Good Manufacturing Practice.

Major Customers

For the year ended October 31, 1995, one customer, Specialty Surgical Instrumentation, Inc., accounted for 15% of the Corporation's net revenues.

Research and Development

The Corporation incurred approximately $615,000 of product development expenses in fiscal year 1995, $437,000 in fiscal 1994, and $270,000 in fiscal 1993.
The Corporation expects that the increased level of investment in product development will result in a series of product introductions during fiscal 1996.

Manufacturing and Suppliers

The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier.

Backlog

At October 31, 1995, the Corporation's backlog was $850,000, compared to $181,154 at October 31, 1994. The Corporation generally ships products within three weeks of the receipt of an order from a customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

Employees

As of October 31, 1995, the Corporation had 53 full time employees, of whom five are executives, three are engaged in supervisory capacities, 27 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation's employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.

Executive Officers

For information with respect to the Executive Officers of the Corporation, see the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation occupies approximately 22,000 square feet at 326 Clark Street, Worcester, Massachusetts under a lease that expires in September 1996. The Corporation believes that this space is adequate to meet its current requirements and that alternative space would be available at comparable prices should the lease not be extended after its expiration.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation is the defendant in a suit brought by Republic Lens
Corporation ("Republic") of New Jersey.  The suit, filed on September 29,
1995, in United States District Court, District of New Jersey alleges that the Corporation breached a contract with Republic in which the Corporation was obliged to use Republic as its sole supplier of products to be used in the development and sale of a product that would result from a patent assigned to the Corporation by Republic. Republic seeks damages of $2,000,000 together with attorneys' fees and rescission of the contract. The Corporation believes that the suit is without merit as the Corporation has not used the patent designated in the suit and the contract. The Chief Executive Officers of the two corporations have verbally agreed to a settlement of the suit in which the Corporation will return the rights to the patent to Republic in return for a release from liability from Republic.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation's fiscal year ended October 31, 1995.

(a) Annual Meeting of Stockholders was held on October 20, 1995.

(b) Two Class II directors of the Corporation were elected:
  		                   FOR        	 	WITHHELD
		James W. Hobbs       1,168,350			     10,150
		Lynn K. Friedel      1,167,990			     10,510

The Board of Directors is composed of Mr. Hobbs and Ms. Friedel as well as Mr. James Berardo, Mr. Paul Epstein, Mr. Patrick Phillipps,
Dr. Thomas VanderSalm and Mr. Louis Wallace.

(c) Other matters voted upon at the meeting:

A proposal to approve an amendment of the Company's Articles of Organization to increase the number of shares authorized for issuance by the Company in connection with the Agreement of Merger and Plan of Reorganization dated as of June 28, 1995 (the "Merger Agreement") by and among the Company, CardioDyne, Inc. ("CardioDyne"), and Luxtec CD Acquisition Co. Inc. ("Acquirer"), a newly formed, wholly-owned subsidiary of the Company. Pursuant to the Merger Agreement, CardioDyne will be merged with and into A hares of common stock of the Company (with such number subject to reduction to account for statutory dissenter's rights of appraisal). In addition, the former CardioDyne Stockholders may be entitled to a payment depending upon the market price of the Company's common stock and will be entitled to earn-out payments based upon the future sale of certain products under development, if such products are developed. Each of the foregoing payments, if made, shall be payable fifty percent (50%) in cash and fifty percent (50%) in common stock of the Company.

     FOR        AGAINST   ABSTAIN    NO-VOTE
		   850,707			 21,272			 3,179			   303,342

A proposal to approve the issuance of up to one million (1,000,000) shares of common stock of the Company (with such number subject to reduction to account for statutory dissenter's rights of appraisal) in connection with the Merger Agreement.

					FOR			     AGAINST		 ABSTAIN		 NO-VOTE
					857,376		  8,517		 	 9,265			  303,342

A proposal to ratify the amendment of the Company's 1992 Stock Option Plan to increase the number of shares authorized for issuance under the Plan and to limit the number of options that may be granted to any one individual under the Plan in any fiscal year.

					FOR			     AGAINST		 ABSTAIN		 NO-VOTE
					838,687		  24,617			 11,854			 303,342

A proposal to approve the Company's 1995 Stock Option Plan For Non-Employee Directors.

     FOR	   		  AGAINST		 ABSTAIN		 NO-VOTE
     834,327		  39,333			 7,814	 		 297,026

A proposal to approve an amendment of the Company's Articles of Organization with respect to the limitation of liability of directors and indemnification of directors and officers of the Company.

     FOR          AGAINST   ABSTAIN   NO-VOTE
     1,144,703    16,827    10,654    6,316

A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company.

     FOR          AGAINST   ABSTAIN   NO-VOTE
     1,169,376    5,810     3,314     0

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  The Corporation's Common Stock is traded on the American Stock Exchange
(AMEX) under the AMEX symbol "LXU.EC." The Corporation's Common Stock has been listed on the American Stock Exchange since April 20, 1994. From September, 1986 until April, 1994 the Corporation's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotations System (NASDAQ) under the NASDAQ symbol "LUXT." The following table sets forth (i) the high and low closing bid prices for the Corporation's Common Stock as reported by NASDAQ for the periods indicated below until April 19, 1994, and (ii) the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below commencing on April 20, 1994.


 Common Stock                                   High      Low
Fiscal Year Ended 10/31/94     First Quarter $   2.25    $1.50
                               Second Quarter    2.13     1.50
                               Third Quarter	   10.13     2.13
                               Fourth Quarter    7.75     3.75

Fiscal Year Ended 10/31/95     First Quarter     5.38     3.50
                               Second Quarter    4.00     2.50
                               Third Quarter     7.25     2.88
                               Fourth Quarter	   5.75     4.00

On December 29, 1995, the closing sale price of the Corporation's Common Stock on the American Stock Exchange was $3.50.

As of December 30, 1995, there were approximately 800 holders of record of the Corporation's Common Stock. The Corporation estimates that there are approximately 1,632 beneficial holders of the Corporation's Common Stock.

The Corporation has not paid any cash dividends since its inception and the
Board of Directors does not contemplate doing so in the near future.   The
Board of Directors currently intends to retain any future earnings for use in the Corporation's business.

ITEM 6.  SELECTED FINANCIAL DATA

  The selected consolidated operating data presented below for the years ended October 31, 1991, 1992, 1993, 1994, and 1995 and the consolidated balance sheet data at October 31, 1991, 1992, 1993, 1994, and 1995 are derived from and qualified by reference to the Corporation's consolidated financial statements that have been audited by Arthur Andersen LLP, the Corporation's independent public accountants. The information set forth below should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This data reflects the Corporation's one-for-ten Common Stock reverse split effected April 10, 1992 for all periods presented.

Operating Data:                   (In thousands, except for per share data)
                                            Years Ended October 31,

                                    1991     1992     1993    1994    1995

Sales..........................    $5,474   $6,040   $6,734  $8,139  $7,755

Net Earnings (Loss)............       368      407      153     164  (6,127)

Net Earnings (Loss) Per Share..       .26      .29      .11     .11   (4.20)


Balance Sheet Data:                               (In thousands)
                                             Years Ended October 31,

                                     1991     1992     1993    1994    1995

Working Capital................     $  743   $1,056   $1,210  $1,410  $ (599)

Total Assets...................      2,259    2,763    3,431   4,072   4,122

Long-term debt and capital
lease obligations, less current
portions.......................         28       67       -       -       -

Stockholders' equity...........      1,397    1,804     1,957   2,163    198

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This analysis of the Corporation's financial condition, capital resources and results of operations should be read in conjunction with the accompanying financial statements, including notes thereto.

Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenue for the fiscal years ended October 31, 1993, 1994 and 1995.

                                                 1993  1994  1995
Sales                                            100%  100%  100%
Cost of Goods Sold                                57    55    61
Selling and Marketing                             20    22    24
Research and development                           4     5     8
General and administrative                        16    15    18
Charge for purchased research and development      -     -   (67)
Other income/(expense)                             -     -    (1)
Income (loss) before provision for income taxes    3     3   (79)
Provision for income taxes                         -     1     -
Net income (loss)                                  3     2   (79)

Fiscal 1995 Compared with Fiscal 1994

Sales: Sales were down 5% to $7,755,377 in fiscal 1995 compared to $8,138,903 in fiscal 1994. The reasons for the decrease included delays in the completion of two new product lines. Luxtec was essentially out of the Halogen light source business during the second half of fiscal year 1995, as regulatory delays kept the Corporation from shipping orders that were received during the fourth quarter. The new versions of the illuminated and standard telescopes also were not completed until the end of the fourth quarter, resulting in a buildup of unshipped orders. Luxtec ended the year with a record backlog of over $850,000.

The Corporation expects sales to increase during fiscal 1996 primarily as a result of the introduction of the CardioDyne product line of blood pressure monitors and the completion of the new product development introductions begun during fiscal 1995.

Cost of Goods Sold: Cost of goods sold was $4,732,500 or 61% of net sales for fiscal 1995 compared with $4,432,219 or 54% of net sales for fiscal 1994. The Corporation charged to operations the cost of some inventory items that had become redundant as a result of the changes to new product lines. The Corporation also increased accruals related to future warranty claims due to the introduction of new product lines.

Gross Profit:  Gross Profit was $3,022,876 or 39% of net sales for fiscal
1995 compared with $3,706,684 or 46% of net sales for fiscal 1994. The effect of the above mentioned inventory adjustments and accrual increases were also accompanied by continued price competition and an increase in the sales mix of lower margin OEM sales. The Corporation does not expect a continuation of the deterioration in gross profit as a percent of net sales, since much of the effect for fiscal 1995 was the result of one time events.

Selling and Marketing Expenses: Selling and marketing expenses of $1,825,897 for fiscal 1995 compared to $1,793,137 for fiscal 1994, an increase of $32,760 or 2%. During fiscal 1995, Luxtec essentially maintained employment levels at their previous year levels, while introducing several new programs in conjunction with the Corporation's distributors to offset increased competition. Management expects sales and marketing expenses to increase during fiscal 1996, primarily to launch the new CardioDyne product line into the market.

Research and Development:   Research and development expenses were $614,937
in fiscal 1995 compared to $437,064 in fiscal 1994, an increase of $177,873 or 41%. The increase in expenses in this category were directly related to the introduction of two major product line upgrades during fiscal 1995. The next generation of standard and illuminated telescopes as well as a newly designed line of halogen lightsources were introduced in late fiscal 1995. Other significant product changes are expected to be introduced during fiscal 1996, including the rollout of the CadioDyne product line of motion tolerant blood pressure monitors. Management expects that research expenditures will continue to increase as a result of the Corporation's product development plans.

General and Administrative: General and administrative expenses were $1,377,974 in fiscal 1995 compared to $1,261,356 in fiscal 1994, representing an increase of $116,618 or 9%. During fiscal 1995, Luxtec continued to upgrade its investor relations programs, as well as working with an investment banking firm in activities that ultimately resulted in the Corporation's acquisition of the new technology represented by CardioDyne's product lines.

Interest: Interest expense was $97,741 for fiscal 1994 compared with $31,860 in fiscal 1994. Higher credit line balances and increased interest rates accounted for the increase.

Fiscal 1994 Compared with Fiscal 1993

Sales: Sales increased to $8,138,903 in fiscal 1994 compared to $6,734,477 in fiscal 1993, an increase of 21%. The reasons for the increase in sales included: (1) the startup of a new subsidiary - Fiber Imaging Technologies during the second quarter of fiscal 1994, (2) a new product introduction at the end of fiscal 1993 - Illuminated Surgical Telescopes, (3) continuing increases of unit sales of the Xenon Headlight Systems, primarily resulting from increased marketing and selling expenditures, and (4) the expansion of geographic distributor coverage of Luxtec's products.

Cost of Goods Sold: Cost of goods sold was $4,432,219 or 54% of net sales for fiscal 1994 compared with $3,832,848 or 57% of net sales for fiscal 1993. The Luxtec cost reduction program was successful in lowering costs during fiscal 1994, primarily through the negotiation of better vendor terms, and, to a lesser extent, the design of lower cost products.

Gross Profit: Gross Profit was $3,706,684 or 46% of net sales for fiscal 1994 compared with $2,901,629 or 43% of net sales for fiscal 1993. During the year Luxtec experienced price competition in most of its markets, resulting in lower average selling prices per product than in fiscal 1993. However, a combination of product cost reduction and favorable product mix resulted in improved margins as a percentage of net sales.

Selling and Marketing Expenses: Selling and Marketing expenses of $1,793,137 for fiscal 1994 compared to $1,370,479 for fiscal 1993 increased by $422,658 or 31%. During fiscal 1994, Luxtec added two new regional managers, including one in the Midwest and one in Europe, to develop distribution in their respective areas. The Corporation continued to attend trade shows and improve sales and marketing programs.

Research and Development: Research and development expenses were $437,064 in fiscal 1994 compared to $270,445 in fiscal 1993, an increasing of $166,619 or 62%. Luxtec's research and development staff has hired new personnel in a number of important technical areas.

General and Administrative: General and administrative expenses were $1,261,356 in fiscal 1994 compared to $1,064,634 in fiscal 1993, representing an increase of $196,722 or 18%. During fiscal 1994, Luxtec initiated a series of new investor relations programs, as well as contracting an investment banking firm to assist the corporation in transactions relating to the acquisition of new technologies.

Interest: Interest expense was $31,860 for fiscal 1994 compared with $30,722 in fiscal 1993. Higher credit line balances and increased interest rates accounted for the increase.

Liquidity and Capital Resources

At October 31, 1995, the Corporation had negative working capital of approximately $ 599,000 compared to positive working capital of $1,410,000 at October 31, 1994. This situation primarily resulted from the completion of the acquisition of CardioDyne Inc., including substantial closing costs payable to the investment banker, legal counsel and others, as well as a decision to charge to operations the cost of certain redundant inventory that occurred as the Corporation moved from older product lines to the results of the new product development effort. The Corporation entered into a new credit facility with the Bank of Boston during October, 1995, that increased the revolving credit line from $1,500,000 to $2,500,000 and added additional credit availability of $750,000 to be used to purchase fixed assets during the next two years. Subsequent to the year end (during December, 1995), the Corporation received $1,000,000 from a private investment firm in return for a note payable at 8% per year and the issuance of warrants to purchase 450,000 shares ofLuxtec common stock at $3.00 per share. Subject to Board and shareholder approval, the note payable for $1,000,000 will be converted into preferred stock with an 8% dividend rate.

The principal source of short-term borrowings during the year was an unsecured $1,500,000 revolving credit agreement that was increased to $2,500,000 during October, 1995. At October 31, 1995, the credit line borrowings balance was approximately $1,730,000. Borrowings ranged from a high of $1,730,000 to a low of $605,557 during the year. The average borrowing during the year was $1,128,696 and the weighted average interest rate was 8.6%. The interest rate at the end of the fiscal year was 9.0%.

The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of the current credit arrangements with the Bank of Boston.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



LUXTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS


                          Index

                                         												   Page No.
Report of Independent Public Accountants				              	16

Consolidated Balance Sheets as of
October 31, 1994 and October 31, 1995 	                				17

Consolidated Statements of Operations
for the Years Ended October 31, 1993, 1994 and 1995 		     18

Consolidated Statements of Stockholders'
Equity for the Years Ended
October 31, 1993, 1994 and 1995	                           19

Consolidated Statements of Cash Flows
for the Years Ended October 31, 1993, 1994 and 1995 	     	20

Notes to Consolidated Financial Statements				             21

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Luxtec Corporation:

We have audited the accompanying consolidated balance sheets of Luxtec Corporation and subsidiaries as of October 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.


                         											S/Arthur Andersen LLP
                         											Arthur Andersen LLP



Boston, Massachusetts
December 12, 1995 (except with respect
  to the matter discussed in Note 13 as to which the date is December 18, 1995)

LUXTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS                        October 31,
                                               1994             1995
ASSETS
CURRENT ASSETS:
Cash                                        $10,329           $11,721
Accounts receivable,
less reserves of $53,000 in 1994
and $66,000 in 1995                        1,668,009        1,534,267
Inventories                                1,519,648        1,696,001
Prepaid expenses and other assets            120,571           82,738
TOTAL CURRENT ASSETS                       3,318,557        3,324,727

PROPERTY AND EQUIPMENT, AT COST            1,784,928        1,910,189
ACCUMULATED DEPRECIATION AND
AMORTIZATION                              (1,280,105)      (1,409,960)
PROPERTY AND EQUIPMENT - NET                 504,823          500,229
OTHER ASSETS, net of accumulated
amortization of $34,000 and $47,000
at October 31, 1994 and 1995,
respectively                                  248,463          297,087
TOTAL ASSETS                               $4,071,843       $4,122,043

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Revolving line of credit                     $607,158       $1,730,308
Accounts payable                              929,651        1,553,869
Accrued expenses                              371,610          639,969
TOTAL CURRENT LIABILITIES                   1,908,419        3,924,146

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
Common stock - $.01 par value -
Authorized: 10,000,000 shares
Issued and outstanding - 1,421,200
shares in 1994 and 2,436,541 shares
in 1995                                        14,212            24,365
Additional paid-in capital                  2,990,316         7,141,576
Accumulated deficit                          (841,104)       (6,968,044)
TOTAL STOCKHOLDERS' EQUITY                  2,163,424           197,897

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                     $4,071,843        $4,122,043

The accompanying notes are an integral part of these consolidated financial statements.

LUXTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                           For the Years Ended October 31,
                                           1993        1994        1995
NET REVENUES                             $6,734,477  $8,138,903  $7,755,376
COST OF GOODS SOLD                        3,832,848   4,432,219   4,732,500
GROSS PROFIT                              2,901,629   3,706,684   3,022,876

OPERATING EXPENSES:
  Selling and marketing                   1,370,479   1,793,137   1,825,897
  Research and development                  270,445     437,064     614,937
  General and administrative              1,064,634   1,261,356   1,377,974
  Charge for purchased research
    and development (Note 3)                   -           -      5,230,950
TOTAL OPERATING EXPENSES                  2,705,558   3,491,557   9,049,758
INCOME (LOSS) FROM OPERATIONS               196,071     215,127  (6,026,882)

OTHER INCOME (EXPENSE):
  Interest expense                          (30,722)    (31,860)    (97,741)
  Other income (expense)                      2,004      (2,679)     (2,317)
TOTAL OTHER INCOME (EXPENSE)                (28,718)    (34,539)   (100,058)
INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                            167,353     180,588  (6,126,940)

PROVISION FOR INCOME TAXES                   14,555      16,266        -
NET INCOME (LOSS)                         $ 152,798    $164,322 $(6,126,940)

NET INCOME (LOSS) PER SHARE                   $0.11       $0.11     $(4.20)

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING      1,401,532   1,487,823   1,457,897

The accompanying notes are an integral part of these consolidated financial statements.

LUXTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Common Stock   Additional
                         $.01 par value    Paid-in    Accumulated
                       Shares    Amount    Capital      Deficit      Total

Balance,
 October 31, 1992    1,401,200   $14,012  $2,948,016  $(1,158,224) $1,803,804

Net Income                -         -           -         152,798     152,798

Balance,
  October 31, 1993   1,401,200    14,012   2,948,016   (1,005,426)  1,956,602

Net Income                -         -           -         164,322     164,322

Issuance of common
  stock for patent
  rights                20,000       200       42,300        -         42,500

Balance,
  October 31, 1994   1,421,200    14,212    2,990,316    (841,104)  2,163,424

Net loss                  -         -            -     (6,126,940) (6,126,940)

Issuance of common
  stock in
  connection with
  merger with
  CardioDyne, Inc.  1,000,000     10,000    4,115,000        -      4,125,000

Issuance of common
  stock under
  employee stock
  purchase plan        15,341        153       36,260        -         36,413

Balance,
  October 31, 1995  2,436,541    $24,365   $7,141,576  $(6,968,044)  $197,897

The accompanying notes are an integral part of these consolidated financial statements.

LUXTEC CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                        For the Years Ended October 31,
                                        1993          1994         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                     $152,798     $164,322   $(6,126,940)
  ADJUSTMENTS TO RECONCILE NET INCOME
    (LOSS) TO NET CASH USED FOR
    OPERATING ACTIVITIES -
Charge for purchased research
    and development                         -            -        5,230,950
Depreciation and amortization            205,173       173,284      176,916
Provision for uncollectible accounts
    receivable                            10,230        27,500       12,500
Changes in current assets and
    liabilities -
      Accounts receivable               (284,297)     (465,406)     121,242
      Inventories                       (605,297)     (144,704)    (176,353)
      Prepaid expenses and other
         current assets                   (1,877)      (55,209)      37,833
      Accounts payable                   361,742         3,200      624,218
      Accrued expenses                    73,388        93,524     (255,437)
NET CASH USED FOR OPERATING ACTIVITIES   (88,140)     (203,489)    (355,071)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment      (95,164)     (100,455)    (125,261)
Increase in other assets                 (41,378)      (36,968)     (95,685)
Cash paid in connection with
  CardioDyne, Inc. acquisition, net
  of cash acquired                          -             -        (582,154)
NET CASH USED FOR INVESTING ACTIVITIES  (136,542)     (137,423)    (803,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on revolving line
  of credit                              168,554       401,287    1,123,150
Payments on long-term debt               (70,000)      (52,500)        -
Payments under capital lease
  obligations                            (19,228)      (11,213)        -
Issuance of common stock under
  employee stock purchase plan              -             -          36,413

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                              79,326        337,574   1,159,563

NET INCREASE (DECREASE) IN CASH         (145,356)        (3,338)      1,392
CASH, BEGINNING OF PERIOD                159,023         13,667      10,329
CASH, END OF PERIOD                      $13,667        $10,329     $11,721

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
  In connection with the merger with
  CardioDyne, Inc. (Note 3), the
  following noncash transactions
  occurred -
     Fair value of assets acquired          -               -    $5,235,073
     Issuance of common stock               -               -    (4,125,000)
     Liabilities assumed                    -               -      (523,796)
     Cash acquired                          -               -        (4,123)
  Cash paid for acquisition, net of
  cash acquired                          $  -            $  -      $582,154

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid for -
     Interest                           $ 30,727        $ 31,868    $95,205
     Income taxes                       $ 16,014        $ 14,536    $  -

The accompanying notes are an integral part of these consolidated financial statements.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL SATEMENTS
October 31, 1995

(1) Nature of the Business

Luxtec Corporation (the Company) designs, manufactures and markets fiber-optic headlights and headlight television camera systems (for audio/video recordings of surgical procedures), light sources, cables, retractors, loupes, surgical telescopes, and other custom-made surgical specialty instruments utilizing fiber-optic technoloy for the mediacal and dental industries.

During 1995, as disclosed in Note 3, the Company acquired the stock of CardioDyne, Inc., a development-stage enterprise. The Company expects that the proceeds from a private placement completed in December, 1995, along with bank financing, will be sufficient to meet its financing needs for fiscal 1996.

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation and Foreign Currency Remeasurement

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: Luxtec Fiber Optics B.V., Fiber Imaging Technologies, Inc., CardioDyne Inc., and Cathec, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

The accounts and transactions of Luxtec Fiber Optics B.V. are remeasured into U.S. dollars using applicable historical, current and weighted-average exchange rates. All exchange gains and losses from remeasurement of assets and liablities are currently recognized in operations income. The gains and losses recognized due to foreign currency exchange were insignificant in 1993, 1994 and 1995. Luxtec Fiber Optics B.V. was dissolved during fiscal 1995.

(b) Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead.

(c) Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight line method over the estimated useful lives of the assets.

Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset.

(d) Other Assets

Other assets consist principally of patent costs, which are amortized using the straight-line method over five years.

(e) Revenue Recognition

Revenue is recognized when goods are shipped, at which time all conditions of sale have been met.

(f) Research and Development Costs

Research and development costs are charged to operations as incurred.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(2) Summary of Significant Accounting Policies (Continued)

(g)  Earnings per Share

Earnings per share of common stock are based on the weighted average number of common shares outstanding and common equivalent shares from dilutive stock options outstanding.

(h)  Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(3)  Merger with CardioDyne, Inc.

On October 23, 1995, the Company consummated a merger agreement (the Merger) with CardioDyne, Inc., a development-stage company engaged in the development of products that monitor blood pressure. In connection with the Merger, the Company issued 1,000,000 shares of Luxtec common stock with a fair value of $4.125 per share. This transaction was accounted for as a purchase, and accordingly, the operations of CardioDyne, Inc. since October 23, 1995 are included in the accompanying consolidated financial statements.

In addition to receiving shares of Luxtec common stock, shareholders of CardioDyne, Inc. at the effective date of the Merger are entitled to certain earnout payments based on the performance of products and agreements incorporating technology in development by CardioDyne, Inc., as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne, Inc. shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues, if any, from product and license agreements, respectively, which incorporate technology in development by CardioDyne, Inc., at the time of acquisition. Such earnout payments shall become payable 90 days after the end of the Company's fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as additional purchase price when due.

The aggregate purchase price of $5,235,073 (which consisted of $4,125,000 of stock, $523,796 of assumed liabilities and $582,154 of direct acquisition costs) was allocated based on the fair value of the tangible and intangible assets acquired as follows:

Current assets                          $    4,123
Purchased research and development       5,230,950
Total                                   $5,235,073

The portion of the purchase price, totaling $5,230,950, allocated to research and development projects that were not yet technologically feasible and did not have future alternative use was charged to operations as of the acquisition date, net of any tax considerations. To bring these projects to technological feasibility, high-risk developmental and testing issues need to be resolved which requires substantial additional development effort, the success of which is uncertain at the date of acquistion.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(3)  Merger With CardioDyne, Inc. (Continued)

The results of operations related to CardioDyne, Inc. have been included with those of the Company since October 23, 1995. Unaudited pro forma operating results for the Company, assuming the acquisition had been made as of November 1, 1994, are as follows:

                                     For the years ended October 31,
                                          1994            1995
Revenue                                $8,138,903      $7,755,376
Net Loss                                 (142,033)     (6,424,783)
Net loss per common share and
common equivalent share                    (.06)          (2.64)

(4)  Inventories

Inventories consist of the following at October 31, 1994 and 1995:

                                          1994     	      1995
Raw material                           $  877,410      $  978,477
Work in process                            96,097         203,833
Finished goods                            546,141         513,691
                                       $1,519,648      $1,696,001

(5)  Property and Equipment

Property and equipment and their respective useful lives are as follows at October 31, 1994, and 1995:

                             Estimated
                             Useful Lives           1994           1995
Machinery and equipment      3-10 years         $1,155,078     $1,251,305
Molds and tooling               5 years            144,293        159,893
Furniture and fixtures         10 years            300,316        306,409
Leasehold improvements       Life of lease         185,241        192,582
                                                $1,784,928     $1,910,189


(6)  Accrued Expenses

Accrued expenses consist of the following at October 31, 1994, and 1995:

                                                    1994           1995
Accrued payroll and related expenses              $101,100       $  80,246
Other accrued expenses                             270,510         559,723
                                                  $371,610       $ 639,969

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(7)  Revolving Credit Line

The Company has a $2,500,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.75% at October 31, 1995) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1997.

The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. As of October 31, 1995, there are no borrowings outstanding under the equipment facility. The equipment facility agreement expires on March 31, 1997.

(8)  Commitments

The Company has noncancelable operating lease commitments that consist principally of rentals of facilities and machinery. Its manufacturing and office facilities are leased under a two-year operating lease expiring on September 30, 1996.

The future minimum lease payments under operating leases over their remaining terms are as follows:

                            Fiscal
                             Year        Amount

                             1996        180,000
                             1997         46,000
                             1998         43,000
                             1999         17,000
          Total minimum lease payments  $286,000

Rent expense charged to operations for operating leases was $132,000 in 1993, $138,000 in 1994 and $162,000 in 1995.

(9)  Stock Plans

The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of the grant. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee) and have terms not to exceed
10 years.

The Company's Board of Directors adopted an amendment to the Company's 1992 Stock Plan. The amendment to the 1992 Stock Plan (i) increased from 100,000 to 300,000 the number of shares authorized for issuance under the Plan and (ii) limits to 100,000 the maximum number of shares of common stock with respect to which options may be granted to any employee in any calendar year.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(9)  Stock Plans (Continued)

On December 8, 1994, the Company adopted a stock option plan for nonemployee directors (the 1995 Director Plan). The 1995 Director Plan provides that an aggregate of up to 200,000 nonqualified options may be granted to nonemployee directors, as determined by the Compensation Committee. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of the grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

The following schedule summarizes the stock option activity for the three years ended October 31, 1995:

                                 Number of Shares     Option Price
                                                        per Share

Outstanding at October 31, 1992                         $   -
Granted                               65,000              1.25
Outstanding at October 31, 1993       65,000              1.25
Granted                               55,000              1.63
Outstanding at October 31, 1994      120,000           1.25 - 1.63
Granted                              196,000           4.13 - 4.75
Canceled                               6,000              1.25
Outstanding at October 31, 1995      310,000          $1.25 - $4.75
Exercisable at October 31, 1995      134,000          $1.25 - $4.75

As of October 31, 1995, 500,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

On April 21, 1994, the Board of Directors approved the 1993 Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the Plan were 15,341 in 1995.

(10)  Income Taxes

As of October 31, 1995, the Company had available net operating loss carryforwards of approximately $2,516,000, research and development credit carryforwards of approximately $91,000, and general business credit carryforwards of approximately $25,000 to reduce future federal income taxes, if any. These carryforwards expire through 2010 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a Corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined.

In February 1992, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The Company has adopted the provisions of SFAS No. 109 by retroactively restating all periods presented in the accompanying consolidated financial statements. There was no effect on net loss or financial position of adopting the provisions of SFAS No. 109 for any period presented.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(10)  Income Taxes (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

                                     For the Years Ended October 31,
                                     1993         1994          1995
Computed at statutory rate           34.0%        34.0%         34.0%
State income tax,
    net of federal benefit            6.0          6.0           6.0
Tax benefit from net
    operating loss carryforwards    (31.3)       (31.0)        (40.0)
Effective tax rate                    8.7%         9.0%           - %


The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                               				  1993         1994           1995
Deferred tax assets                $440,000     $346,000     $1,141,000
Deferred tax liabilities            (44,000)     (62,000)          -
Valuation allowance                (396,000)    (284,000)    (1,141,000)
                                   $   -        $   -        $     -


The appropriate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                   	  1993          1994         1995

Net operating losses                $324,000      $230,000   $1,006,000
Other temporary differences          (44,000)      (62,000)      19,000
Research and development credits      91,000        91,000       91,000
General business credits              25,000        25,000       25,000
                                    $396,000      $284,000   $1,141,000

Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable deferred tax assets. For the years ended October 31, 1993 and1994, the decrease in the valuation allowance was $53,000 and $112,000, respectively. For the year ended October 31, 1995, the increase in the valuation allowance was $857,000.

LUXTEC CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
October 31, 1995

(Continued)

(11)  Business Segment and Export Sales

The Company operates in one business segment -- the manufacture, sale and distribution of a wide range of medical products using fiber-optics.

The Company operates from one location in the United States. Sales for this operation totaled the following:

               For the Years Ended October 31,
                  1993     1994      1995
Geographic Area
  Domestic         85%      84%       84%
  Europe           10       11        10
  All others        5        5         6
                  100%     100%      100%


(12)  Significant Customers

One customer, the president of which is a member of the Company's Board of Directors, accounted for 15% of total net sales in fiscal 1993, 1994 and 1995.

(13)  Subsequent Event

On December 18, 1995, the Company issued Senior Subordinated Notes
(the Notes) to an investor for $1,000,000 in cash. Interest accrues on the Notes at the rate of 8% per annum and is payable annually in arrears. Principal on the Notes is due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to an investor.
The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3, adjusted for certain dilutive events, as defined.

LUXTEC CORPORATION
October 31, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
       	 DISCLOSURE

							None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

For information with respect to the Directors and Executive Officers of the Corporation, see the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

See the section entitled "Executive Compensation" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Corporation. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. (SSI), a surgical distributor in ten (10) southeastern states. SSI is the largest single customer of the Corporation, representing approximately 15% of net sales during fiscal 1995. SSI and Luxtec operate at arms length with a contract substantially the same as the other domestic distributors of the Corporation's products. The Corporation expects that SSI will represent approximately the same percentage of net sales during fiscal 1996 as occurred during fiscal 1995.

LUXTEC CORPORATION
October 31, 1995



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of
     October 31, 1994 and October 31, 1995.

     Consolidated Statements of Earnings
     for the years ended October 31, 1993,
     October 31, 1994 and October 31, 1995.

     Consolidated Statements of Stockholders'
     Equity for the years ended October 31, 1993, October 31, 1994 and October 31, 1995.

     Consolidated Statements of Cash Flows
     for the years ended October 31, 1993,
     October 31, 1994 and October 31, 1995.

     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.

LUXTEC CORPORATION
October 31, 1995

3. Exhibits

Exhibit    Description                      											         Designation
2A		     Merger Agreement						                              						2A****
3A		     Articles of Organization											                       3A*
3B		Amendment dated March 30, 1982 to Articles of Organization				 3B*
3C		Amendment dated August 9, 1984 to Articles of Organization				 3C*
3D		Amendment dated April 10, 1992 to Articles of Organization				 3D**
3E		Amendment dated October 20, 1995 to Articles of Organization			3E****
3F		Amendment dated October 20, 1995 to Articles of Organization			3F****
3G		     By-Laws														                                     3G*
4		      Specimen of Stock Certificate									                   	4*
10L		    Lease for the premises in Worcester, MA								          10L*****
10N		    Employment Agreement with	James Hobbs							             10N**
10O		    Luxtec Corporation 1992 Stock Plan									              10O**
10P		    Luxtec Corporation 1995 Stock Option Plan
             for Non-Employee Directors		                         10P****
10Q		    Bank Agreement												                               10Q
21		     Luxtec Subsidiaries												                          21
23		     Consent of Auditors												                          23

*Previously filed as exhibits to the Corporation's Registration Statement on Form S-18 SEC File No. 33-5514B declared effective on July 7, 1986.

**Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1993.

***Previously filed as exhibits to the Corporation's Report on Form 10-Q for quarter ended July 31, 1994.

****Previously filed as exhibits to the Corporation's Proxy Statement dated October 20, 1995.

*****Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1994.

LUXTEC CORPORATION
October 31, 1995

3. Exhibits (Continued)

(b)  Reports on Form 8-K:

Announcement of definitive Agreement of Merger and Plan of Reorganization with CardioDyne, Inc. dated June 28, 1995.

Announcement of closing of merger with CardioDyne, Inc. dated
October 23, 1995.

(c)  Exhibits.

The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

(d)  Financial Statement Schedules.

None.

LUXTEC CORPORATION
October 31, 1995

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 29th day of January 1996.

													LUXTEC CORPORATION


													by S/James W. Hobbs
													James W. Hobbs, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature			               		Title		                    					Date

S/James W. Hobbs			          President, Chief           			January 29, 1996
James W. Hobbs         		    Executive Officer, Director


S/Samuel M. Stein         			Chief Financial Officer,    	 	January 29, 1996
Samuel M. Stein          	 		Treasurer, Assistant Clerk


S/James Berardo	          			Director	                  				January 29, 1996
James Berardo


S/Paul Epstein		           		Director	                  				January 29, 1996
Paul Epstein


S/Lynn K. Friedel	         		Director	                  				January 29, 1996
Lynn K. Friedel


S/Patrick G. Phillipps	    		Director	                  				January 29, 1996
Patrick G. Phillipps


S/Thomas J. Vander Salm	    	Director	                 				January 29, 1996
Thomas J. Vander Salm


S/Louis C. Wallace	      	  	Director	                 				January 29, 1996
Louis C. Wallace

Exhibits furnished pursuant to requirements of FORM 10K

3. Exhibits


Exhibit    Description                      											         Designation
2A	     	Merger Agreement						                             						 2A****
3A	     	Articles of Organization											                       3A*
3B		Amendment dated March 30, 1982 to Articles of Organization				 3B*
3C		Amendment dated August 9, 1984 to Articles of Organization				 3C*
3D		Amendment dated April 10, 1992 to Articles of Organization				 3D**
3E		Amendment dated October 20, 1995 to Articles of Organization			3E****
3F		Amendment dated October 20, 1995 to Articles of Organization			3F****
3G	     	By-Laws														                                     3G*
4		      Specimen of Stock Certificate										                   4*
10L		    Lease for the premises in Worcester, MA								          10L*****
10N		    Employment Agreement with	James Hobbs							             10N**
10O		    Luxtec Corporation 1992 Stock Plan									              10O**
10P		    Luxtec Corporation 1995 Stock Option Plan
                for Non-Employee Directors		                      10P****
10Q		    Bank Agreement												                               10Q
21		     Luxtec Subsidiaries												                          21
23		     Consent of Auditors												                          23

*Previously filed as exhibits to the Corporation's Registration Statement
on Form S-18 SEC File No. 33-5514B	declared effective on July 7, 1986.

**Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1993.

***Previously filed as exhibits to the Corporation's Report on Form 10-Q for quarter ended July 31, 1994.

****Previously filed as exhibits to the Corporation's Proxy Statement	dated
October 20, 1995.

*****Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1994.

EXHIBIT 21

Luxtec Corporation Subsidiaries


1.	Cathtec, Inc., a Massachusetts Corporation.

2.	Fiber Imaging Technologies, Inc., a Massachusetts Corporation.

3. CardioDyne, Incorporated, a Massachusetts Corporation.

                            EXHIBIT 23
            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports in this Form 10-K, into the Company's previously filed Registration Statement on Form S-8 (File No. 33-83510).


                                       S/ARTHUR ANDERSEN LLP
                                       ARTHUR ANDERSEN

Boston, Massachusetts
January 29, 1996

UNLIMITED GUARANTY


	THIS UNLIMITED GUARANTY, dated as of October 24, 1995 by CARDIODYNE, INC. f/k/a LUXTEC CD ACQUISITION CO., INC., a Massachusetts corporation, successor by merger to CARDIODYNE, INC., a Delaware corporation (the "Guarantor"), is in favor of THE FIRST NATIONAL BANK OF BOSTON, a national banking association with its head office at 100 Federal Street, Boston, Massachusetts 02110, and its foreign branches (the "Lender"). In consideration of the Lender's giving time, credit or banking facilities or accommodations to LUXTEC CORPORATION and its successors (the "Customer"), the Guarantor agrees as follows:

	1.	GUARANTY OF PAYMENT AND PERFORMANCE.  The Guarantor hereby guarantees to the Lender the full and punctual payment when due (whether at maturity, by acceleration or otherwise), and the performance, of all liabilities, agreements and other obligations of the Customer to the Lender, whether direct or indirect, absolute or contingent, due or to become due, secured or unsecured, now existing or hereafter arising or acquired (whether by way of discount, letter of credit, lease, loan, overdraft or otherwise) (the
"Obligations"). This Guaranty is an absolute, unconditional and continuing guaranty of the full and punctual payment and performance of the Obligations and not of their collectibility only and is in no way conditioned upon any requirement that the Lender first attempt to collect any of the Obligations from the Customer or resort to any security or other means of obtaining their payment or upon a default by the Customer in the payment or performance of any of the Obligations. The obligations of the Guarantor hereunder shall become immediately due and payable to the Lender, upon demand by the Lender, without notice of any nature, which is expressly, waived by the Guarantor.
Payments by the Guarantor hereunder may be required by the Lender on any number of occasions.

	2.	GUARANTOR'S AGREEMENT TO PAY.  The Guarantor further agrees, as the principal obligor and not as a guarantor only, to pay to the Lender, on demand, all costs and expenses (including court costs and legal expenses)
incurred or expended by the Lender in connection with the Obligations, this
Guaranty and the enforcement thereof, together with interest on amounts recoverable under this Guaranty from the time such amounts become due until payment, at the rate per annum equal to the rate of interest announced by the Lender from time to time at its head office as its Base Rate, plus 4.00%:
provided that if such interest exceeds the maximum amount permitted to be paid under apllicable law, them such interest shall b e reduced to such maximum permitted amount.

	3.	UNLIMITED GUARANTY.  THE LIABILITY OF THE GUARANTOR HEREUNDER SHALL BE
UNLIMITED.

 	4.	WAIVERS BY GUARANTOR; LENDER'S FREEDOM TO ACT.  The Guarantor agrees that the Obligations will be paid and performed strictly in accordance with their respective terms regardless of any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Lender with respect thereto.  The Guarantor waives presentment, demand, protest, notice of acceptance, notice of Obligations incurred and all other notices of any kind, all defenses which may be avail



	5.	UNENFORCEABILITY OF OBLIGATIONS AGAINST CUSTOMER.  If for any reason the
Customer has no legal existence or is under no legal obligation to discharge any of the Obligations, or if any of the Obligations have become irrecoverable from the Customer by operation of law or for any other reason, this Guaranty shall nevertheless be binding on the Guarantor to the same extent as if the Guarantor at all times had been the principal obligor on all such Obligations.  In the event that acceleration of the time for

	6.	SUBROGATION; SUBORDINATION.  Until the payment and performance in full of all Obligations and any and all obligations of the Customer to any affiliate of the Lender, the  Guarantor shall not exercise any rights against the
Customer arising as a result of payment by the Guarantor hereunder, by way of subrogation or otherwise, and will not prove any claim in competition with the Lender or its affiliates in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature; the Guaranto

	7.	SECURITY; SET-OFF.  The Guarantor grants to the Lender, as security for the full and punctual payment and performance of the Guarantor's obligations hereunder, a continuing lien on and security interest in all securities or other property belonging to the Guarantor now or hereafter held by the Lender and in all deposits (general or special, time or demand, provisional or final) and other sums credited by or due from the Lender to the Guarantor or subject to withdrawal by the Guarantor; and regardless of

	8.	FURTHER ASSURANCES.  The Guarantor agrees, upon demand after any change in the condition or affairs (financial or otherwise) of the Guarantor deemed by the Lender to be adverse and material, to secure the payment and performance of its obligations hereunder by delivering, assigning or transferring to the Lender or granting the Lender a security interest in additional collateral of a value and character satisfactory to the Lender, and authorizes the Lender to file any financing statement deemed by the Le

	9.	TERMINATION; REINSTATEMENT.  This Guaranty shall remain in full force and effect until the Lender is given written notice of the Guarantor's intention to discontinue this Guaranty, notwithstanding any intermediate or temporary payment or settlement of the whole or any part of the Obligations.  No such notice shall be effective unless received and acknowledged by an officer of the Lender at its head office or at the branch of the Lender where this
Guaranty is given.  No such notice shall affect any right
 of any affiliate hereunder including, without limitation, the rights set forth in Sections 4 and 6, with respect to Obligations incurred prior to the receipt of such notice or Obligations incurred pursuant to any contract or commitment in existence prior to such receipt, and all checks, drafts, notes, instruments (negotiable or otherwise) and writings made by or for the account of the Customer and drawn on the Lender or any of its agents purporting to be dated on or before the date of receipt of such notic

	10.	SUCCESSORS AND ASSIGNS.  This Guaranty shall be binding upon the
Guarantor, its successors and assigns, and shall inure to the benefit of and be enforceable by the Lender and its successors, transferees and assigns. Without limiting the generality of the foregoing sentence, the Lender may assign or otherwise transfer any agreement or any note held by it evidencing, securing or otherwise executed in connection with the Obligations, or sell participations in any interest therein, to any other person or

	11.	AMENDMENTS AND WAIVERS.  No amendment or waiver of any provision of this
Guaranty nor consent to any departure by the Guarantor therefrom shall be effective unless the same shall be in writing and signed by the Lender.  No failure on the part of the Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right.

	12.	NOTICES.  All notices and other communications called for hereunder shall be made in writing and, unless otherwise  specifically provided herein, shall be deemed to have been duly made or given when delivered by hand or mailed first class mail postage prepaid or, in the case of telegraphic or telexed notice, when transmitted, answer back received, addressed as follows:
if to the Guarantor, at the address set forth beneath its signature hereto, and if to the Lender, at 100 Federal Street, Boston, Massac

	13.	GOVERNING LAW; CONSENT TO JURISDICTION.  This Guaranty is intended to take effect as a sealed instrument and shall be governed by, and construed in accordance with, the laws of The Commonwealth of Massachusetts.  The
Guarantor agrees that any suit for the enforcement of this Guaranty may be brought in the courts of The Commonwealth of Massachusetts or any Federal
Court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such suit being made upon mail at the address specified in Section 12 hereof.  The Guarantor hereby waives any objection that it may now or hereafter have to the venue of any such suit or any such court or that such suit was brought in an inconvenient court.

	14.	MISCELLANEOUS. This Guaranty constitutes the entire agreement of the
Guarantor with respect to the matters set forth herein.  The rights and remedies herein provided are cumulative and not exclusive of any remedies provided by law or any other agreement, and this Guaranty shall be in addition to any other guaranty of the Obligations.  The invalidity or unenforceability of any one or more sections of this Guaranty shall not affect the validity or enforceability of its remaining provisions.  Captions are for the ease of reference only and shall not affect the meaning of the relevant provisions. The meanings of all defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined.

	IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be executed and delivered by its duly authorized officer as of the date appearing on page one.


	CARDIODYNE, INC. f/k/a LUXTEC CD
	ACQUISITION CO., INC.


________________________              	By:_____________________________
Witness	                                  Its President

                                         	326 Clark Street
	                                         Worcester, Massachusetts  01606

	CERTIFICATE

The undersigned certifies to The First National Bank of Boston that:

	1.	He is the Clerk of the Guarantor which executed the foregoing Guaranty and in that capacity has the authority to make this certificate on behalf of the Guarantor.

	2. The Guarantor is a corporation, validly organized or formed and existing in good standing and in the full enjoyment of its powers and franchises under the laws of the Commonwealth of Massachusetts.

	3.	The foregoing Guaranty has been duly executed and delivered on behalf of the Guarantor, such actions have been duly authorized by all necessary corporate or other action, and the execution, delivery and performance of the
Guaranty by the Guarantor will not contravene any existing law, rule or regulation, or any provision of its certificate of incorporation or bylaws or other document or documents evidencing its establishment or governing the conduct of its affairs or any agreement to which it is a party

		IN WITNESS WHEREOF, the undersigned has made this certificate on behalf of the Guarantor this ____ day of October, 1995.

ATTEST:                                  CARDIODYNE, INC. f/k/a LUXTEC CD
                                        	ACQUISITION CO., INC.



_____________________________           	By:______________________________
	                                           Its Clerk

	ASSIGNMENT OF LEASE


	THIS ASSIGNMENT AGREEMENT made as of this 24th day of October, 1995, is by and between LUXTEC CORPORATION, a Massachusetts corporation with its principal place of business at 326 Clark Street, Worcester, Massachusetts
(the "Assignor") and THE FIRST NATIONAL BANK OF BOSTON, a national banking association with its head office at 100 Federal Street, Boston, Massachusetts
(the "Assignee").

	The Assignor and the Assignee agree as follows:

	ASSIGNMENT OF LEASE. For value received and the consideration hereinafter set forth, and as collateral security for the debt hereinafter described, Assignor grants a security interest in, and also transfers and assigns to Assignee, Assignor's entire right, title and interest as lessee in a lease of property located at 326 Clark Street, Worcester, Worcester County,
Massachusetts, described in a lease dated _____________ by and between UNITRODE CORPORATION, as lessor (the "Lessor") and Assignor as lessee fo

	DEBT SECURED.  This Assignment is made to secure the following:

	the payment of amounts from time to time due pursuant to the terms of (i) a certain Revolving Credit Note dated of even date herewith made by the
Assignor to the Assignee in the principal amount of Two Million Five Hundred
Thousand and 00/100 Dollars ($2,500,000.00) (the "Note") and (ii) a certain
Equipment Note dated of even date herewith made by the Assignor to the
Assignee in the principal amount of Seven Hundred and Fifty Thousand and
00/100 Dollars ($750,000.00) (together, the "Notes");

	the performance of all covenants and agreements contained in the Notes, a Loan and Security Agreement by and between the Assignor and the Assignee dated of even date herewith (the "Agreement"), this Assignment, the Collateral Documents (as defined in the Agreement) and all other agreements, documents or instruments executed by or between the parties hereto dated of even date herewith (collectively, the "Loan Documents"); and

	all obligations of the Assignor to the Assignee whether now existing or hereafter arising, direct or indirect, absolute or contingent, due or not due.

	All of the foregoing are collectively referred to herein as the "Obligations".

	ASSIGNOR'S WARRANTIES.  Assignor warrants that:

	it is the lawful lessee of the Lease herein assigned insofar as it applies to the Premises and of all the leasehold rights which the Lease purports to create with full right to assign the same;

	the Lease is unencumbered, valid and in full force and effect in accordance with its terms; and

	it is not in default under any of the terms, conditions or covenants of the
Lease.

	ASSIGNOR'S COVENANTS.  Assignor covenants and agrees:

	to observe and perform all obligations imposed on lessee under the Lease; not to do or permit to be done anything to impair the security thereof; and to indemnify Assignee from the consequences of any failure to do so;

	to pay all rent accruing under the Lease, or for the use and occupancy of the Premises, at the time when they shall become due;

	not to execute any other Assignment of lessee's interest in the Lease;

	not to alter, extend or modify the terms of the Lease or to request any consent or exercise any renewal, or option to extend required or permitted by the terms of the Lease without the prior written consent of Assignee; and

	not to terminate, cancel, surrender or assign the Lease or to cause a termination or changing of the obligations of Assignor without the prior written consent of Assignee.

	TERMS AND CONDITIONS.

	Assignee's Option to Take Possession and Operate Premises.  In the event of
Assignor's default in performance of the Obligations, without notice or regard to the adequacy of the security for the Obligations, personally or by its agents, with or without bringing any action or proceedings, Assignee shall have the option, all to the extent permitted by the terms of the Lease, to take possession of the Premises, and to hold the same as lessee under the
Lease; and, with or without taking physical possession of

		(b) Indemnification of Assignee.  Assignee shall not be liable for any loss or liability sustained by Assignor resulting from Assignee's operations or use of the Premises or from any other act or omission in connection therewith except for gross negligence or willful misconduct of Assignee.  At no time prior to exercise of the options in Section 5(a) hereof shall Assignee be obligated to perform or discharge any obligation or duty under the Lease, or under this Assignment, and Assignor agrees to indemnif

		(c) Evidence of Unpaid Indebtedness. Upon payment in full of the Obligations, this Assignment shall become void and of no effect, but the affidavit or statement of Assignee or any agent, officer or attorney of Assignee showing any part of the Obligations remaining unpaid shall constitute conclusive evidence of the effectiveness and continuing force of this Assignment and any person may, and is hereby authorized to, rely thereon.

		(d) Releases by Assignee.  Assignee may take or release other security for payment of the Obligations and may further release any party primarily or secondarily liable, and may apply any other security held by Assignee to the satisfaction of the Obligations without prejudice to any rights under this
Assignment.

		(e) Remedies of Assignee Not Exclusive. Nothing contained in this Assignment nor any act done or omitted by Assignee pursuant to the terms of this Assignment shall be deemed a waiver by Assignee of any of the rights or remedies under the documents evidencing the Obligations and this Assignment is executed without prejudice to any rights or remedies possessed by Assignee under the terms of any other instruments, whether referred to herein or otherwise. The right of Assignee to collect the Obligations an

	6.	DEFAULT.  Violation of any of the covenants, representations and provisions contained herein by the Assignor shall be deemed a default under the terms of any of the documents evidencing the Obligations.

	7.	EFFECT OF ASSIGNMENT.  The terms, provisions, representations and warranties herein contained shall be binding upon the Assignor and the respective heirs, administrators, executors, successors and assigns of the Assignor, as well as any subsequent owner of the Premises, and shall inure to the Assignee, its successors and assigns.

	IN WITNESS WHEREOF, the parties hereto have executed this Assignment at
Worcester, Massachusetts, as of the day and year first above written.
			                 	            		LUXTEC CORPORATION


                             						By:____________________________
 						                               Its President


                             						By:____________________________
						                                Its Treasurer


                             						THE FIRST NATIONAL BANK OF
						                             BOSTON


                             						By:____________________________
						                               Its Vice President

	The undersigned lessor under the Lease of the Premises described in Section
1 hereof hereby assents to the Assignment of Lease by Assignor to Assignee.

					                              	UNITRODE CORPORATION


                              						By:_______________________________
						                                 Its



                  	 COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          October 24, 1995

	Then personally appeared the above-named Samuel M. Stein, Treasurer of Luxtec Corporation, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of Luxtec Corporation, before me.


                            						        ____________________________
						                                    Notary Public
						                                    My Commission Expires:

                    	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          October 24, 1995

	Then personally appeared the above-named G. Christopher Miller, Vice President of The First National Bank of Boston, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of The First National Bank of Boston, before me.


						                                     __________________________
						                                     Notary Public
                             						        My Commission Expires


                  	[_____________________________]

__________, ss.						     October __, 1995

	Then personally appeared the above-named _________________, _______________
of Unitrode Corporation, and acknowledged the foregoing instrument to be his/her free act and deed and the free act and deed of Unitrode Corporation, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:

	ASSIGNMENT OF PATENTS


	THIS ASSIGNMENT OF PATENTS (the "Assignment") is made as of the 24th day of
October, 1995 by CARDIODYNE, INC., a Massachusetts corporation, f/k/a LUXTEC
CD ACQUISITION CO., INC., with its principal office at 326 Clark Street,
Worcester, Massachusetts, successor by merger to CARDIODYNE, INC., a Delaware corporation (the "Assignor") to THE FIRST NATIONAL BANK OF BOSTON, a national bank with its head office at 100 Federal Street, Boston, Massachusetts (the
"Lender").

	BACKGROUND. Assignor has executed and delivered to the Lender a certain Unlimited Guaranty dated as of October 24, 1995 guarantying all obligations of LUXTEC CORPORATION to the Lender pursuant to a certain Loan and Security Agreement dated as of October 24, 1995 by and among the Assignor, the Lender and certain other parties (as amended from time to time, the "Loan
Agreement"). In order to induce the Lender to execute and deliver the Loan Agreement, the Assignor has agreed to assign to the Lender certain

	NOW, THEREFORE, in consideration of the premises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Assignor hereby agrees with the Lender as follows:

	 1.	To secure the complete and timely satisfaction of all Obligations (such term, as used herein, shall have the same meaning as provided in the Loan
Agreement) of the Assignor to the Lender, the Assignor hereby assigns, pledges and grants to the Lender a continuing security interest in and to the
Assignor's right, title and interest in and to the patents and patent applications listed on Exhibit A attached hereto, including without limitation all proceeds thereof (such as, by way of example, license royal

	 2.	The Assignor covenants and warrants that:

		(a)	The Patents are subsisting and have not been adjudged invalid or unenforceable, in whole or in part;

		(b)	To the best of the Assignor's knowledge, each of the Patents is valid and enforceable and the Assignor has notified the Lender in writing of all prior art (including public uses and sales) of which it is aware;

 		(c)	The Assignor is the sole and exclusive owner of the entire and unencumbered right, title and interest in and to each of the Patents, free and clear of any liens, charges and encumbrances, including without limitation licenses, shop rights and covenants by the Assignor not to sue third persons; and

		(d)	The Assignor has the unqualified right to enter into this Assignment and perform its terms.

	 3.	The Assignor agrees that, until all of the Obligations shall have been satisfied in full, it will not enter into any agreement (for example, a license agreement) which is inconsistent with the Assignor's obligations under this Assignment, without the Lender's prior written consent, which consent shall not be unreasonably withheld.

	 4.	If, before the Obligations shall have been satisfied in full, the
Assignor shall obtain rights to any new patentable inventions, or become entitled to the benefit of any patent application or patent for any reissue, division, continuation, renewal, extension or continuation-in-part of any Patent or any improvement on any Patent, the provisions of paragraph 1 shall automatically apply thereto and the Assignor shall give to the Lender prompt notice thereof in writing.

	 5.	The Assignor authorizes the Lender to modify this Assignment by amending
Exhibit A to include any future patents and patent applications which are
Patents under paragraph 1 or paragraph 4 hereof.

	 6.	Unless and until there shall have occurred and be continuing an Event of
Default (as defined in the Loan Agreement), the Lender hereby grants to the
Assignor the exclusive, worldwide non-transferable right and license to make, have made, use and sell the inventions disclosed and claimed in the Patents for the Assignor's own benefit and account and for none other.  The Assignor agrees not to sell or assign its interest in, or grant any sublicense under, the license granted to the Assignor in this paragr

	 7.	If any Event of Default shall have occurred and be continuing, the
Assignor's license under the Patents as set forth in paragraph 6 shall terminate forthwith, and the Lender shall have, in addition to all other rights and remedies given it by this Assignment, those allowed by law and the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any jurisdiction in which the Patents may be located and, without limiting the generality of the foregoing, the Lender may immediat

	 8.	At such time as the Assignor shall completely satisfy all of the
Obligations, the Lender shall execute and deliver to the Assignor all deeds, assignments and other instruments as may be necessary or proper to re-vest in the Assignor full title to the Patents, subject to any disposition thereof which may have been made by the Lender pursuant hereto.

	 9.	Any and all fees, costs and expenses, of whatever kind or nature, including reasonable attorneys' fees and legal expenses, incurred by the Lender in connection with the preparation of this Assignment and all other documents relating hereto and the consummation of this transaction, the filing or recording of any documents (including all taxes in connection therewith) in public offices, the payment or discharge of any taxes, counsel fees, maintenance fees, encumbrances or otherwise protecting, maintainin

	10.	If, in the Assignor's reasonable business judgment, any patent shall have significant value to the business of the Assignor, the Assignor shall have the duty, through counsel acceptable to the Lender, to prosecute diligently any application with respect to the Patents pending as of the date of this Assignment or thereafter until the Obligations shall have been paid in full, to make application on unpatented but patentable inventions and to preserve and maintain all rights in the Patents.  Any expenses

 	11.	The Lender shall have the right but shall in no way be obligated to bring suit in its own name to enforce the Patents or any license thereunder, in which event the Assignor shall at the request of the Lender do any and all lawful acts and execute any and all proper documents required by the Lender in aid of such enforcement and the Assignor shall promptly, upon demand, reimburse and indemnify the Lender for all costs and expenses incurred by the
Lender in the exercise of its rights under this paragrap

	12.	No course of dealing between the Assignor and the Lender, nor any failure to exercise, nor any delay in exercising, on the part of the Lender, any right, power or privilege hereunder or under the Loan Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

 13.	All of the Lender's rights and remedies with respect to the Patents, whether established hereby, by the Loan Agreement, by any other agreements or by law shall be cumulative and may be exercised singularly or concurrently.

	14.	The provisions of this Assignment are severable, and if any clause or provision shall be held invalid and unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Assignment in any jurisdiction.

	15.	This Assignment is subject to modification only by a writing signed by the parties, except as provided in paragraph 5.

	16.	The benefits and burdens of this Assignment shall inure to the benefit of and be binding upon the respective successors and permitted assigns of the parties.

	17.	The validity and interpretation of this Assignment and the rights and obligations of the parties shall be governed by the laws of The Commonwealth of Massachusetts.

	IN WITNESS WHEREOF, the parties hereto have executed this Assignment as an instrument under seal as of the day and year first above written.


					 		CARDIODYNE, INC.


____________________________		By:___________________________
Witness					        Its Treasurer

 							THE FIRST NATIONAL BANK
							OF BOSTON


____________________________		By:__________________________
Witness						   Its Vice President




	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          January __, 1996

	Then personally appeared the above-named Samuel M. Stein, Treasurer of Cardiodyne, Inc., and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of Cardiodyne, Inc., before me.

						        __________________________
						        Notary Public
						        My Commission Expires:


	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          January __, 1996

	Then personally appeared the above-named G. Christopher Miller, Vice President of The First National Bank of Boston, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of The First National Bank of Boston, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:



	ASSIGNMENT OF PATENTS


	THIS ASSIGNMENT OF PATENTS (the "Assignment") is made as of the 24th day of
October, 1995 by LUXTEC CORPORATION, a Massachusetts corporation having a principal business address at 326 Clark Street, Worcester, Massachusetts
(the "Assignor") to THE FIRST NATIONAL BANK OF BOSTON, a national bank with its head office at 100 Federal Street, Boston, Massachusetts (the "Lender").

	BACKGROUND. Assignor has executed and delivered to the Lender (a) a certain Revolving Credit Note dated of even date herewith in the principal amount of Two Million Five Hundred Thousand and 00/100 Dollars ($2,500,000.00), and (b) a certain Equipment Note dated of even date herewith in the principal amount of Seven Hundred Fifty Thousand and 00/100 Dollars ($750,000.00) (collectively, the "Notes") pursuant to a certain Loan and Security Agreement dated of even date herewith by and among Assignor, Lender a

	NOW, THEREFORE, in consideration of the premises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Assignor hereby agrees with the Lender as follows:

	 1.	To secure the complete and timely satisfaction of all Obligations (such term, as used herein, shall have the same meaning as provided in the Loan
Agreement) of the Assignor to the Lender, the Assignor hereby assigns, pledges and grants to the Lender a continuing security interest in and to the
Assignor's right, title and interest in and to the patents and patent applications listed on Exhibit A attached hereto, including without limitation all proceeds thereof (such as, by way of example, license royal

	 2.	The Assignor covenants and warrants that:

		(a)	The Patents are subsisting and have not been adjudged invalid or unenforceable, in whole or in part;

		(b)	To the best of the Assignor's knowledge, each of the Patents is valid and enforceable and the Assignor has notified the Lender in writing of all prior art (including public uses and sales) of which it is aware;

 		(c)	The Assignor is the sole and exclusive owner of the entire and unencumbered right, title and interest in and to each of the Patents, free and clear of any liens, charges and encumbrances, including without limitation licenses, shop rights and covenants by the Assignor not to sue third persons; and

		(d)	The Assignor has the unqualified right to enter into this Assignment and perform its terms.

	 3.	The Assignor agrees that, until all of the Obligations shall have been satisfied in full, it will not enter into any agreement (for example, a license agreement) which is inconsistent with the Assignor's obligations under this Assignment, without the Lender's prior written consent, which consent shall not be unreasonably withheld.

	 4.	If, before the Obligations shall have been satisfied in full, the
Assignor shall obtain rights to any new patentable inventions, or become entitled to the benefit of any patent application or patent for any reissue, division, continuation, renewal, extension or continuation-in-part of any Patent or any improvement on any Patent, the provisions of paragraph 1 shall automatically apply thereto and the Assignor shall give to the Lender prompt notice thereof in writing.

	 5.	The Assignor authorizes the Lender to modify this Assignment by amending
Exhibit A to include any future patents and patent applications which are
Patents under paragraph 1 or paragraph 4 hereof.

	 6.	Unless and until there shall have occurred and be continuing an Event of
Default (as defined in the Loan Agreement), the Lender hereby grants to the
Assignor the exclusive, worldwide non-transferable right and license to make, have made, use and sell the inventions disclosed and claimed in the Patents for the Assignor's own benefit and account and for none other.  The Assignor agrees not to sell or assign its interest in, or grant any sublicense under, the license granted to the Assignor in this paragr

	 7.	If any Event of Default shall have occurred and be continuing, the
Assignor's license under the Patents as set forth in paragraph 6 shall terminate forthwith, and the Lender shall have, in addition to all other rights and remedies given it by this Assignment, those allowed by law and the rights and remedies of a secured party under the Uniform Commercial
Code as enacted in any jurisdiction in which the Patents may be located and, without limiting the generality of the foregoing, the Lender may immediat

	 8.	At such time as the Assignor shall completely satisfy all of the
Obligations, the Lender shall execute and deliver to the Assignor all deeds, assignments and other instruments as may be necessary or proper to re-vest in the Assignor full title to the Patents, subject to any disposition thereof which may have been made by the Lender pursuant hereto.

	 9.	Any and all fees, costs and expenses, of whatever kind or nature, including reasonable attorneys' fees and legal expenses, incurred by the Lender in connection with the preparation of this Assignment and all other documents relating hereto and the consummation of this transaction, the filing or recording of any documents (including all taxes in connection therewith) in public offices, the payment or discharge of any taxes, counsel fees, maintenance fees, encumbrances or otherwise protecting, maintainin

	10.	If, in the Assignor's reasonable business judgment, any patent shall have significant value to the business of the Assignor, the Assignor shall have the duty, through counsel acceptable to the Lender, to prosecute diligently any application with respect to the Patents pending as of the date of this Assignment or thereafter until the Obligations shall have been paid in full, to make application on unpatented but patentable inventions and to preserve and maintain all rights in the Patents.  Any expenses

 	11.	The Lender shall have the right but shall in no way be obligated to bring suit in its own name to enforce the Patents or any license thereunder, in which event the Assignor shall at the request of the Lender do any and all lawful acts and execute any and all proper documents required by the
Lender in aid of such enforcement and the Assignor shall promptly, upon demand, reimburse and indemnify the Lender for all costs and expenses incurred by the Lender in the exercise of its rights under this paragrap

	12.	No course of dealing between the Assignor and the Lender, nor any failure to exercise, nor any delay in exercising, on the part of the Lender, any right, power or privilege hereunder or under the Loan Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

	13.	All of the Lender's rights and remedies with respect to the Patents, whether established hereby, by the Loan Agreement, by any other agreements or by law shall be cumulative and may be exercised singularly or concurrently.

	14.	The provisions of this Assignment are severable, and if any clause or provision shall be held invalid and unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Assignment in any jurisdiction.

	15.	This Assignment is subject to modification only by a writing signed by the parties, except as provided in paragraph 5.

	16.	The benefits and burdens of this Assignment shall inure to the benefit of and be binding upon the respective successors and permitted assigns of the parties.

	17.	The validity and interpretation of this Assignment and the rights and obligations of the parties shall be governed by the laws of The Commonwealth of Massachusetts.

 	IN WITNESS WHEREOF, the parties hereto have executed this Assignment as an instrument under seal as of the day and year first above written.


					 		LUXTEC CORPORATION


____________________________		By:___________________________
Witness					        Its Treasurer

							THE FIRST NATIONAL BANK
							OF BOSTON


____________________________		By:__________________________
Witness						   Its Vice President




	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						        January ___, 1996

	Then personally appeared the above-named Samuel M. Stein, Treasurer of Luxtec Corporation, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of Luxtec Corporation, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:


	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						        January ___, 1996

	Then personally appeared the above-named G. Christopher Miller, Vice President of The First National Bank of Boston, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of The First National Bank of Boston, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:


	ASSIGNMENT OF TRADEMARKS


	THIS ASSIGNMENT OF TRADEMARKS (the "Assignment") is made as of the 24th day of October, 1995 by LUXTEC CORPORATION, a Massachusetts corporation having a principal business address at 326 Clark Street, Worcester, Massachusetts (the "Assignor") to THE FIRST NATIONAL BANK OF BOSTON, a national bank with its head office at 100 Federal Street, Boston, Massachusetts (the "Lender").

	BACKGROUND.  Assignor has executed and delivered to the Lender
(a) a certain Revolving Credit Note dated of even date herewith in the principal amount of Two Million Five Hundred Thousand and 00/100 Dollars ($2,500,000.00), and (b) a certain Equipment Note dated of even date herewith in the principal amount of Seven Hundred Fifty Thousand and 00/100 Dollars ($750,000.00) (collectively, the "Notes") pursuant to a certain Loan and Security Agreement dated of even date herewith by and among the Assignor, the

	NOW, THEREFORE, in consideration of the premises contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Assignor hereby agrees with the Lender as follows:

	 1.	To secure the complete and timely satisfaction of all Obligations
(such term, as used herein, shall have the same meaning as provided in the Loan Agreement) of the Assignor to the Lender, the Assignor hereby assigns, pledges and grants to the Lender a continuing security interest in and to the Assignor's right, title and interest in and to the trademarks and trademark applications listed in Exhibit A hereto, including without limitation all proceeds thereof (such as, by way of example, license royalti

	 2.	The Assignor covenants and warrants that:

		(a)	The Trademarks are subsisting and have not been adjudged invalid or unenforceable, in whole or in part;

		(b)	To the best of the Assignor's knowledge, each of the Trademarks is valid and enforceable and the Assignor has notified the Lender in writing of all prior art (including public uses and sales) of which it is aware;

 		(c)	The Assignor is the sole and exclusive owner of the entire and unencumbered right, title and interest in and to each of the Trademarks, free and clear of any liens, charges and encumbrances, including without limitation licenses, shop rights and covenants by the Assignor not to sue third persons; and

		(d)	The Assignor has the unqualified right to enter into this Assignment.

	 3.	The Assignor agrees that, until all of the Obligations shall have been satisfied in full, it will not enter into any agreement (for example, a license agreement) which is inconsistent with the Assignor's obligations under this Assignment, without the Lender's prior written consent, which consent shall not be unreasonably withheld.

	 4.	If, before the Obligations shall have been satisfied in full, the
Assignor shall obtain rights to any new trademark, or become entitled to the benefit of any trademark or trademark applications for any reissue, division, continuation, renewal, extension or continuation-in-part of any Trademark or any improvement on any Trademark, the provisions of paragraph 1 shall automatically apply thereto and the Assignor shall give to the Lender prompt notice thereof in writing.

	 5.	The Assignor authorizes the Lender to modify this Assignment by amending Exhibit A to include any future trademarks and trademark applications which are Trademarks under paragraph 1 or paragraph 4 hereof.

	 6.	Unless and until there shall have occurred and be continuing an Event of Default (as defined in the Loan Agreement), the Lender hereby grants to the Assignor the exclusive, worldwide non-transferable right and license to make, have made, use and sell the inventions disclosed and claimed in the
Trademarks for the Assignor's own benefit and account and for none other.
The Assignor agrees not to sell or assign its interest in, or grant any sublicense under, the license granted to the Assignor in this par

	 7.	If any Event of Default shall have occurred and be continuing, the
Assignor's license under the Trademarks as set forth in paragraph 6 shall terminate forthwith, and the Lender shall have, in addition to all other rights and remedies given it by this Assignment, those allowed by law and the rights and remedies of a secured party under the Uniform Commercial Code as enacted in any jurisdiction in which the Trademarks may be located and, without limiting the generality of the foregoing, the Lender may im

	 8.	At such time as the Assignor shall completely satisfy all of the
Obligations, the Lender shall execute and deliver to the Assignor all deeds, assignments and other instruments as may be necessary or proper to re-vest in the Assignor full title to the Trademarks, subject to any disposition thereof which may have been made by the Lender pursuant hereto.

	 9.	Any and all fees, costs and expenses, of whatever kind or nature, including reasonable attorneys' fees and legal expenses, incurred by the Lender in connection with the preparation of this Assignment and all other documents relating hereto and the consummation of this transaction, the filing or recording of any documents (including all taxes in connection therewith) in public offices, the payment or discharge of any taxes, counsel fees, maintenance fees, encumbrances or otherwise protecting, maintainin arks, or in defending or prosecuting any actions or proceedings arising out of or related to the Trademarks, shall be borne and paid by the Assignor on demand by the Lender and until so paid shall be added to the principal amount of the Obligations and shall bear interest at the rate prescribed in the Loan Agreement.

	10.	If, in the Assignor's reasonable business judgment, any Trademark shall have significant value to the business of the Assignor, the Assignor shall have the duty, through counsel acceptable to the Lender, to prosecute diligently any application with respect to the Trademarks pending as of the date of this Assignment or thereafter until the Obligations shall have been paid in full, to make application on unpatented but patentable inventions and to preserve and maintain all rights in the Trademarks. Any nection with such an application shall be borne by the Assignor. The
Assignor shall not abandon any right to file a patent application, or any pending patent application or patent without the consent of the Lender, which consent shall not be unreasonably withheld.

 	11.	The Lender shall have the right but shall in no way be obligated to bring suit in its own name to enforce the Trademarks or any license thereunder, in which event the Assignor shall at the request of the Lender do any and all lawful acts and execute any and all proper documents required by the Lender in aid of such enforcement and the Assignor shall promptly, upon demand, reimburse and indemnify the Lender for all costs and expenses incurred by the Lender in the exercise of its rights under this parag

	12.	No course of dealing between the Assignor and the Lender, nor any failure to exercise, nor any delay in exercising, on the part of the Lender, any right, power or privilege hereunder or under the Loan Agreement shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege.

	13.	All of the Lender's rights and remedies with respect to the Trademarks, whether established hereby, by the Loan Agreement, by any other agreements or by law shall be cumulative and may be exercised singularly or concurrently.

	14.	The provisions of this Assignment are severable, and if any clause or provision shall be held invalid and unenforceable in whole or in part in any jurisdiction, then such invalidity or unenforceability shall affect only such clause or provision, or part thereof, in such jurisdiction, and shall not in any manner affect such clause or provision in any other jurisdiction, or any other clause or provision of this Assignment in any jurisdiction.

	15.	This Assignment is subject to modification only by a writing signed by the parties, except as provided in paragraph 5.

	16.	The benefits and burdens of this Assignment shall inure to the benefit of and be binding upon the respective successors and permitted assigns of the parties.

	17.	The validity and interpretation of this Assignment and the rights and obligations of the parties shall be governed by the laws of The Commonwealth of Massachusetts.

 	IN WITNESS WHEREOF, the parties hereto have executed this Assignment as an instrument under seal as of the day and year first above written.


					 		LUXTEC CORPORATION


____________________________		By:___________________________
Witness					        Its Treasurer

							THE FIRST NATIONAL BANK
							OF BOSTON


____________________________		By:__________________________
Witness						   Its Vice President




	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						        January ___, 1996

	Then personally appeared the above-named Samuel M. Stein, Treasurer of Luxtec Corporation, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of Luxtec Corporation, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:


	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						        January ___, 1996

	Then personally appeared the above-named G. Christopher Miller, Vice President of The First National Bank of Boston, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of The First National Bank of Boston, before me.

					        __________________________
						        Notary Public
						        My Commission Expires:




	UNLIMITED GUARANTY


	THIS UNLIMITED GUARANTY, dated as of October 24, 1995 by FIBER IMAGING TECHNOLOGIES, INC. (the "Guarantor"), is in favor of THE FIRST NATIONAL BANK OF BOSTON, a national banking association with its head office at 100
Federal Street, Boston, Massachusetts 02110, and its foreign branches
(the "Lender"). In consideration of the Lender's giving time, credit or banking facilities or accommodations to LUXTEC CORPORATION and its successors (the "Customer"), the Guarantor agrees as follows:

	1.	GUARANTY OF PAYMENT AND PERFORMANCE.  The Guarantor hereby guarantees to the Lender the full and punctual payment when due (whether at maturity, by acceleration or otherwise), and the performance, of all liabilities, agreements and other obligations of the Customer to the Lender, whether direct or indirect, absolute or contingent, due or to become due, secured or unsecured, now existing or hereafter arising or acquired (whether by way of discount, letter of credit, lease, loan, overdraft or otherwise) (
ull and punctual payment and performance of the Obligations and not of their collectibility only and is in no way conditioned upon any requirement that the Lender first attempt to collect any of the Obligations from the
Customer or resort to any security or other means of obtaining their payment or upon a default by the Customer in the payment or performance of any of the Obligations. The obligations of the Guarantor hereunder shall become immediately due and payable to the Lender, upon demand by the Lender antor hereunder may be required by the Lender on any number of occasions.

	2.	GUARANTOR'S AGREEMENT TO PAY.  The Guarantor further agrees, as the principal obligor and not as a guarantor only, to pay to the Lender, on demand, all costs and expenses (including court costs and legal expenses)
incurred or expended by the Lender in connection with the Obligations, this
Guaranty and the enforcement thereof, together with interest on amounts recoverable under this Guaranty from the time such amounts become due until payment, at the rate per annum equal to the rate of interest announced
f such interest exceeds the maximum amount permitted to be paid under applicable law, then such interest shall be reduced to such maximum permitted amount.

	3.	UNLIMITED GUARANTY.  THE LIABILITY OF THE GUARANTOR HEREUNDER SHALL
BE UNLIMITED.

	4.	WAIVERS BY GUARANTOR; LENDER'S FREEDOM TO ACT.  The Guarantor agrees that the Obligations will be paid and performed strictly in accordance with their respective terms regardless of  any law, regulation or order now or hereafter in effect in any jurisdiction affecting any of such terms or the rights of the Lender with respect thereto.  The Guarantor waives presentment, demand, protest, notice of acceptance, notice of Obligations incurred and all other notices of any kind, all defenses which may be avail fect, any right to require the marshalling of assets of the Customer, and all suretyship defenses generally.  Without limiting the generality of the foregoing, the Guarantor agrees to the provisions of any instrument evidencing, securing or otherwise executed in connection with any Obligation and agrees that the obligations of the Guarantor hereunder shall not be released or discharged, in whole or in part, or otherwise affected by
(i) the failure of the Lender to assert any claim or demand or to enforce an



	5.	UNENFORCEABILITY OF OBLIGATIONS AGAINST CUSTOMER.  If for any reason the Customer has no legal existence or is under no legal obligation to discharge any of the Obligations, or if any of the Obligations have become irrecoverable from the Customer by operation of law or for any other reason, this Guaranty shall nevertheless be binding on the Guarantor to the same extent as if the Guarantor at all times had been the principal obligor on all such Obligations.  In the event that acceleration of the time for

	6.	SUBROGATION; SUBORDINATION.  Until the payment and performance in full of all Obligations and any and all obligations of the Customer to any affiliate of the Lender, the Guarantor shall not exercise any rights against the Customer arising as a result of payment by the Guarantor hereunder, by way of subrogation or otherwise, and will not prove any claim in competition with the Lender or its affiliates in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature; the Guaranto

	7.	SECURITY; SET-OFF.  The Guarantor grants to the Lender, as security for the full and punctual payment and performance of the Guarantor's obligations hereunder, a continuing lien on and security interest in all securities or other property belonging to the Guarantor now or hereafter held by the Lender and in all deposits (general or special, time or demand, provisional or final) and other sums credited by or due from the Lender to the Guarantor or subject to withdrawal by the Guarantor; and regardless of llateral or other means of obtaining repayment of the Obligations, the
Lender is hereby authorized at any time and from time to time, without notice to the Guarantor (any such notice being expressly waived by the
Guarantor) and to the fullest extent permitted by law, to set off and apply such deposits and other sums against the obligations of the Guarantor under this Guaranty, whether or not the Lender shall have made any demand under this Guaranty and although such obligations may be contingent or unmature

	8.	FURTHER ASSURANCES.  The Guarantor agrees, upon demand after any change in the condition or affairs (financial or otherwise) of the Guarantor deemed by the Lender to be adverse and material, to secure the payment and performance of its obligations hereunder by delivering, assigning or transferring to the Lender or granting the Lender a security interest in additional collateral of a value and character satisfactory to the Lender, and authorizes the Lender to file any financing statement deemed by the Le

	9.	TERMINATION; REINSTATEMENT.  This Guaranty shall remain in full force and effect until the Lender is given written notice of the Guarantor's intention to discontinue this Guaranty, notwithstanding any intermediate or temporary payment or settlement of the whole or any part of the Obligations.
No such notice shall be effective unless received and acknowledged by an officer of the Lender at its head office or at the branch of the Lender where this Guaranty is given.  No such notice shall affect any right

	10.	SUCCESSORS AND ASSIGNS.  This Guaranty shall be binding upon the
Guarantor, its successors and assigns, and shall inure to the benefit of and be enforceable by the Lender and its successors, transferees and assigns. Without limiting the generality of the foregoing sentence, the Lender may assign or otherwise transfer any agreement or any note held by it evidencing, securing or otherwise executed in connection with the Obligations, or sell participations in any interest therein, to any other person or

	11.	AMENDMENTS AND WAIVERS.  No amendment or waiver of any provision of this Guaranty nor consent to any departure by the Guarantor therefrom shall be effective unless the same shall be in writing and signed by the Lender.
No failure on the part of the Lender to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right hereunder preclude any other or further exercise thereof or the exercise of any other right.

	12.	NOTICES.  All notices and other communications called for hereunder shall be made in writing and, unless otherwise specifically provided herein, shall be deemed to have been duly made or given when delivered by hand or mailed first class mail postage prepaid or, in the case of telegraphic or telexed notice,  when transmitted, answer back received, addressed as follows: if to the Guarantor, at the address set forth beneath its signature hereto, and if to the Lender, at 100 Federal Street, Boston, Massac
ester Tower, 100 Front Street, Worcester, Massachusetts, 01608-1438,
Attention: Senior Commercial Loan Officer or at such address as either party may designate in writing.

	13.	GOVERNING LAW; CONSENT TO JURISDICTION.  This Guaranty is intended to take effect as a sealed instrument and shall be governed by, and construed in accordance with, the laws of The Commonwealth of Massachusetts.  The
Guarantor agrees that any suit for the enforcement of this Guaranty may be brought in the courts of The Commonwealth of Massachusetts or any Federal
Court sitting therein and consents to the non-exclusive jurisdiction of such court and to service of process in any such suit being made upon that it may now or hereafter have to the venue of any such suit or any such court or that such suit was brought in an inconvenient court.

	14.	MISCELLANEOUS. This Guaranty constitutes the entire agreement of the
Guarantor with respect to the matters set forth herein.  The rights and remedies herein provided are cumulative and not exclusive of any remedies provided by law or any other agreement, and this Guaranty shall be in addition to any other guaranty of the Obligations.  The invalidity or unenforceability of any one or more sections of this Guaranty shall not affect the validity or enforceability of its remaining provisions.  Captions are
defined terms used in this Guaranty shall be equally applicable to the singular and plural forms of the terms defined.

	IN WITNESS WHEREOF, the Guarantor has caused this Guaranty to be executed and delivered by its duly authorized officer as of the date appearing on page one.


	FIBER IMAGING TECHNOLOGIES, INC.


________________________	By:_____________________________
Witness	   Its President

	326 Clark Street
	Worcester, Massachusetts  01606


	CERTIFICATE

The undersigned certifies to The First National Bank of Boston that:

	1.	He is the Clerk of the Guarantor which executed the foregoing Guaranty and in that capacity has the authority to make this certificate on behalf of the Guarantor.

	2. The Guarantor is a corporation, validly organized or formed and existing in good standing and in the full enjoyment of its powers and franchises under the laws of the Commonwealth of Massachusetts.

	3.	The foregoing Guaranty has been duly executed and delivered on behalf of the Guarantor, such actions have been duly authorized by all necessary corporate or other action, and the execution, delivery and performance of the Guaranty by the Guarantor will not contravene any existing law, rule or regulation, or any provision of its certificate of incorporation or bylaws or other document or documents evidencing its establishment or governing the conduct of its affairs or any agreement to which it is a party bound.

		IN WITNESS WHEREOF, the undersigned has made this certificate on behalf of the Guarantor this ____ day of October, 1995.

ATTEST:	FIBER IMAGING TECHNOLOGIES, INC.



_____________________________	By:______________________________
	   Its Clerk

	EXHIBITS


Exhibit 1.01(A)	Borrowing Base Certificate

Exhibit 1.01(B)	Guarantor

Exhibit 1.01(C)	Guaranty

Exhibit 1.01(D)	Landlord's Consent and Waiver

Exhibit 1.01(E)	Lease Assignment

Exhibit 1.01(F)(1)	Assignment of Patents

Exhibit 1.01(F)(2)	Assignment of Trademarks

Exhibit 1.01(G)	Existing Liens

Exhibit 1.01(H)	Subordinated Indebtedness

Exhibit 2.04(A)	Equipment Note

Exhibit 2.04(B)	Revolving Credit Note

Exhibit 3.01(O)	Opinion of Bingham, Dana & Gould

Exhibit 5.01(A)	Subsidiaries

Exhibit 5.01(F)	Pending Litigation

Exhibit 5.01(N)	Existing Indebtedness

Exhibit 5.01(O)	Material Leases, Contract & Commitments

Exhibit 6.01(A)	Use of Loan Proceeds


	LANDLORD'S CONSENT AND WAIVER


	UNITRODE CORPORATION, a Maryland corporation with a place of business located at 7 Continental Boulevard, Merrimack, New Hampshire 03054 (the "Owner"), being (a) the owner of the premises located at 326 Clark Street, Worcester, Massachusetts by deed dated ________________________ and recorded in the Worcester District Registry of Deeds, Book ______, Page ______ (the "Premises"); and (b) the lessor of the Premises to LUXTEC CORPORATION, a Massachusetts corporation with its principal place of business at the BLE CONSIDERATION RECEIVED, HEREBY REPRESENTS TO AND AGREES WITH both Lessee and THE FIRST NATIONAL BANK OF BOSTON, a national banking association with its head office at 100 Federal Street, Boston, Massachusetts (the "Lender"), as follows:

	1.	The Owner is the owner of the Premises and the lessor of the Premises to the Lessee;

	2.	The Lender has loaned, and may loan in the future, certain funds to Lessee, which loan is presently secured by, and which future loans will be secured by, all personal property of the Lessee, including, without limitation, any and all machinery and equipment, furniture and fixtures, all now owned or hereafter acquired by Lessee (the "Goods");

	3.	Certain of the Goods may be deemed to have been affixed to the Premises and in the future additional Goods may be so affixed;

	4.	The Goods which may be deemed to have been affixed to the Premises shall remain personal property notwithstanding the manner in which the Goods are or become affixed; title to the Goods shall at all times remain in the Lessee, its successors and assigns; and the Owner will claim no rights in nor any liens of any kind against the Goods, and any and all such rights and liens, if any (whether by lease or operation of law), are hereby expressly waived;

	5.	The Owner hereby grants and conveys to Lessee, its successors and assigns, any right, title and interest which might accrue to the Owner in the Goods and agrees that Lessee, or its successors and assigns, may remove the Goods from the Premises upon termination of the Lease, or any time prior thereto, without the consent of the Owner, and access to the Premises for the purpose of such removal, or for the purposes of sale on the Premises
(including auction sale), is hereby granted by the Owner to the Lend

	6.	The signature below of the holder of a mortgage on the Premises indicates such mortgagee's consent and waiver in accordance with the above, with respect to any and all interests of said mortgagee in the Goods, all for good and valuable consideration received and in order to induce the Lender to make any present or future loan to the Lessee.  The absence of such signature shall constitute a representation by the Owner that there are no mortgages or any other encumbrances on the Premises.

	IN WITNESS WHEREOF, the parties hereto have executed this Landlord's Consent and Waiver by their duly authorized officers, as an instrument under seal, as of the 24th day of October, 1995.


[Mortgagee]					UNITRODE CORPORATION



By:_____________________________	By:____________________________
   Its						   Its President


							By:____________________________
							   Its Treasurer
Accepted in Reliance
Hereon

THE FIRST NATIONAL BANK			LUXTEC CORPORATION
OF BOSTON


By:_____________________________	By:____________________________
   Its Vice President			   Its President


							By:____________________________
							   Its Treasurer




	[_____________________________]

__________, ss.						     October __, 1995

	Then personally appeared the above-named _________________, _______________
 of Unitrode Corporation, and acknowledged the foregoing instrument to be his/her free act and deed and the free act and deed of Unitrode Corporation, before me.

						        __________________________
						        Notary Public
						        My Commission Expires:


	 COMMONWEALTH OF MASSACHUSETTS

________, ss.						          October __, 1995

	Then personally appeared the above-named _________________, of _____________
_______, and acknowledged the foregoing instrument to be the free act and deed of _________________________, before me.


						        ____________________________
						        Notary Public
						        My Commission Expires:


	COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          October __, 1995

	Then personally appeared the above-named G. Christopher Miller, Vice President of The First National Bank of Boston, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of
 The First National Bank of Boston, before me.


						        __________________________
						        Notary Public
						        My Commission Expires



	 COMMONWEALTH OF MASSACHUSETTS

Worcester, ss.						          October __, 1995

	Then personally appeared the above-named Samuel M. Stein, Treasurer of Luxtec Corporation, respectively, and acknowledged the foregoing instrument to be his free act and deed and the free act and deed of Luxtec Corporation, before me.


						        ____________________________
						        Notary Public
						        My Commission Expires:

	REVOLVING CREDIT NOTE

$2,500,000.00		           October 24, 1995
				   Worcester, Massachusetts


	FOR VALUE RECEIVED, LUXTEC CORPORATION, a Massachusetts corporation with its principal place of business at 326 Clark Street, Worcester, Massachusetts
(the "Borrower"), promises to pay to THE FIRST NATIONAL BANK OF BOSTON (the
"Lender"), or order, at the Lender's head office at 100 Federal Street,
Boston, Massachusetts, the principal sum of TWO MILLION FIVE HUNDRED THOUSAND
 AND 00/100 DOLLARS ($2,500,000.00) or such lesser amounts as shall from time to time be outstanding, in lawful money of the United Sta
n the manner hereinafter provided.

	The unpaid principal of this Revolving Credit Note from time to time outstanding shall bear interest, computed on the basis of the actual number of days elapsed over a year assumed to have 360 days, at a rate per annum equal to one-quarter of one percent (0.25%) per annum above the Lender's Base
 Rate of interest, established from time to time by the Lender (the "Base Rate"), such interest rate to be adjusted from time to time on the effective date of any change in the Base Rate announced by the Lender. Th
ON as its Base Rate. Interest shall be payable monthly in arrears beginning on November 30, 1995 and continuing thereafter on the last day of each succeeding month; provided, however, that all indebtedness evidenced by this Revolving Credit Note, if not sooner paid, shall in any event be due and payable on March 31, 1997 (the "Maturity Date").

	The Borrower may borrow, repay (without penalty), and reborrow the principal hereunder from time to time prior to the occurrence of an Event of Default
(as hereinafter defined) or the Maturity Date, whichever occurs first.

	Each payment made hereunder shall be applied first to interest then due on the unpaid balance of principal and then to principal. Overdue payments of principal (whether at stated maturity, by acceleration or otherwise) and, to the extent permitted by law, overdue interest, shall bear interest, compounded monthly and payable on demand in immediately available funds, at a rate per annum equal to four percent (4.00%) above the Base Rate, fully floating; provided that if such interest exceeds the maximum amou ed amount.

	If a payment of principal or interest due hereunder is not made within ten
(10) days of its due date, the Borrower will also pay on demand in addition thereto a late charge equal to five percent (5.00%) of the amount of such payment.

	This Revolving Credit Note is issued pursuant to the provisions of a certain
 Loan and Security Agreement dated of even date herewith by and between the
Borrower and the Lender, all of the terms and conditions of which are incorporated herein by reference, as the same may from time to time be amended (the "Agreement").  Neither this reference to the Agreement nor any provision thereof shall affect or impair the absolute and unconditional obligations of the Borrower to pay the principal of and interest on th te an Event of Default hereunder.

	The indebtedness evidenced by this Revolving Credit Note is secured as set forth in the Agreement.

	Any deposits or other sums at any time credited by or due from the holder to the Borrower or any endorser or guarantor hereof and any securities or other property of the Borrower or any endorser or guarantor hereof at any time in the possession or custody of the holder may at all times be held and treated as collateral security for the payment of this Revolving Credit Note and any and all other liabilities (direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to
set-off such deposits or other sums against such liabilities at any time.

	The Borrower and each  guarantor, endorser or other person now or hereafter liable for the payment of any of the indebtedness evidenced by this Revolving
 Credit Note, severally agree, by making, guaranteeing or endorsing this
Revolving Credit Note or by making any agreement to pay any of the indebtedness evidenced by this Revolving Credit Note, to waive presentment for payment, protest and demand, notice of protest, demand and or dishonor and nonpayment of this Revolving Credit Note, and consents, on one o llateral securing this Revolving Credit Note or any part thereof at any time,
 (b) to the acceptance or release by the holder or holders hereof at any time of any additional collateral or security for or other guarantors of this
Revolving Credit Note, (c) to the modification or amendment, at any time, and from time to time, of this Revolving Credit Note, the Agreement, or any instrument securing this Revolving Credit Note at the request of any person liable hereon, (d) to the granting by the holder hereof of
ents, covenants and conditions contained in this Revolving Credit Note, the
Agreement,  or any other instrument securing this Revolving Credit Note, at the request of any person liable hereon, and (e) to any and all forbearances and  indulgences whatsoever.  Such consent shall not alter or diminish the liability of any person.

	The Borrower agrees to pay all reasonable expenses or costs, including attorneys' fees and costs of collection, which may be incurred by the holder hereof in connection with the enforcement of any obligations hereunder or representation with respect to bankruptcy or insolvency proceedings.

	IN WITNESS WHEREOF, the Borrower has executed this Revolving Credit Note by its duly authorized officer as an instrument under seal as of the day and year first written above.

			LUXTEC CORPORATION



__________________________	By:________________________________
Witness 		   Its President


	EQUIPMENT NOTE

$750,000.00                                      October 24, 1995
			 			           Worcester, Massachusetts

	FOR VALUE RECEIVED, LUXTEC CORPORATION, a Massachusetts corporation with its principal place of business at 326 Clark Street, Worcester, Massachusetts
(the "Borrower"), promises to pay to THE FIRST NATIONAL BANK OF BOSTON (the
"Lender"), or order,  at the Lender's head office at 100 Federal Street,
Boston, Massachusetts, the principal sum of SEVEN HUNDRED AND FIFTY THOUSAND
AND 00/100 ($750,000.00) DOLLARS or such lesser amounts as are advanced hereunder, in lawful money of the United States of America, wi

	The unpaid principal of this Equipment Note from time to time outstanding shall bear interest, computed on the basis of the actual number of days elapsed over a year assumed to have 360 days, at a rate per annum equal to one-half of one percent (0.50%) above the Lender's Base Rate of interest, established from time to time by the Lender (the "Base Rate"), such interest rate to be adjusted from time to time on the effective date of any change in the Base Rate announced by the Lender. The Base Rate shall b e.

	For the period commencing on the date hereof through and including October 23, 1997, the Borrower may request advances hereunder to be utilized for the purposes and upon the terms and conditions set forth in a certain Loan and Security Agreement by and between the Borrower and the Lender dated of even date herewith (the "Agreement"). Repaid principal hereunder may not be reborrowed.

	Interest shall be payable monthly in arrears beginning one (1) month from the last day of the month in which the first advance hereunder is made and continuing thereafter on the last day of each succeeding month that this Equipment Note shall remain outstanding. At the end of each six (6) month period during the first two (2) years from the date of this Equipment Note, the outstanding principal balance as of such date will be amortized in monthly principal payments of such amounts as shall be determined b this Equipment Note. Monthly payments of principal and interest shall continue until the entire indebtedness evidenced by this Equipment Note is fully paid, provided, however, that all indebtedness evidenced by this Equipment Note, if not sooner paid, shall in any event be due and payable five (5) years from the date of this Equipment Note.

	Overdue payments of principal (whether at stated maturity, by acceleration or otherwise), and, to the extent permitted by law, overdue interest, shall bear interest, compounded monthly and payable on demand in immediately available funds, at a rate per annum equal to four percent (4.00%) above the Base Rate, fully floating; provided that if such interest exceed the maximum amount permitted to be paid under applicable law, then such interest shall be reduced to such maximum permitted amount.

	If a payment of principal or interest due hereunder is not made within ten
(10) days of its due date, the Borrower will also pay on demand in addition thereto a late charge equal to five percent (5.00%) of the amount of such payment.

	This Equipment Note is issued pursuant to and is intended for the benefit of and is subject to the provisions of the Agreement, all of the terms and conditions of which are incorporated hereunder by reference as the same may
from time to time be amended or extended.   An Event of Default under the
Agreement shall also constitute an Event of Default hereunder. Neither this reference to the Agreement nor any provision thereof shall affect or impair the absolute and unconditional obligation of the Borrower to

	The indebtedness evidenced by this Equipment Note is secured as set forth in the Agreement.

	This Equipment Note may be prepaid before maturity in whole or in part without penalty or premium.

	Any deposits or other sums at any time credited by or due from the holder to the Borrower, any endorser or guarantor hereof and any securities or other property of the Borrower, any endorser or guarantor at any time in the possession of the holder may at all times be held and treated as collateral for the payment of this Equipment Note and any and all other liabilities
(direct or indirect, absolute or contingent, sole, joint or several, secured or unsecured, due or to become due, now existing or hereafter ainst such liabilities at any time.

	The Borrower and each guarantor, endorser or other person now or hereafter liable for the payment of any of the indebtedness evidenced by this Equipment
 Note, severally agrees, by making, guaranteeing or endorsing this Equipment
Note or by making any agreement to pay any of the indebtedness evidenced by this Equipment Note to waive presentment for payment, protest and demand, notice of protest, demand and of dishonor and nonpayment of this Equipment
Note, and consents, on one or more occasions, without not ent Note or any part thereof at any time, (b) to the acceptance or release by the holder or holders hereof at any time of any additional collateral or security for or other guarantors of this Equipment Note, (c) to the modification or amendment, at any time and from time to time, of this Equipment Note, the Agreement or any instrument securing this Equipment Note at the request of any person liable hereon, (d) to the granting by the holder hereof of any extension of the time of this Equipment Note or for t t or any other instrument securing this Equipment Note, at the request of any person liable hereon, and (e) to any and all forbearances and indulgences whatsoever. Such consent shall not alter nor diminish the liability of any person.

	The Borrower agrees to pay all reasonable expenses or costs, including attorneys' fees and costs of collection, which may be incurred by the holder hereof in connection with the enforcement of any obligations hereunder or representation with respect to bankruptcy or insolvency proceedings.

	IN WITNESS WHEREOF, the Borrower has executed this Equipment Note by its duly authorized officer as an instrument under seal as of the day and year first written above.


			LUXTEC CORPORATION


_________________________	By:______________________________
Witness	  	   Its President






	TABLE OF CONTENTS


ARTICLE 1.0  DEFINITIONS	 1

     1.01 Defined Terms	 1

ARTICLE 2.0  THE LOANS	 11

     2.01 Disbursement of the Loans	 11
     2.02 The Equipment Loan	 11
     2.03 The Revolving Credit Loan	 12
     2.04 The Notes	 12
     2.05 The Facility Fee	 12
     2.06 Interest Rates and Payments of Interest	 12
     2.07 Overadvance	 13
     2.08 Payment to the Lender	14

ARTICLE 3.0  CONDITIONS PRECEDENT	 14

     3.01 Documents Required for the Closing	 14
     3.02 Documents Required for Subsequent Disbursements	 15
     3.03 Certain Events	 16
     3.04 Legal Matters	 16

ARTICLE 4.0  COLLATERAL SECURITY	 16

     4.01 Composition of the Collateral	 16
     4.02 Rights in Property Held by the Lender	 17
     4.03 Rights in Property Held by the Borrower, the
          Guarantors or the Lender	 17
     4.04 Priority of Liens	 18
     4.05 UCC Financing Statements	 18
     4.06 Mortgagees', Landlords', and Warehousemen's
          Waivers	 19

ARTICLE 5.0  REPRESENTATIONS AND WARRANTIES	 19

     5.01 Original	 19
     5.02 Survival	 23

ARTICLE 6.0  COVENANTS OF THE BORROWER	 23

     6.01 Affirmative Covenants	 23
     6.02 Negative Covenants	 29

ARTICLE 7.0  DEFAULT	 32

     7.01 Events of Default	 32
     7.02 Acceleration	 34

 ARTICLE 8.0  THE LENDER'S RIGHTS AND REMEDIES	 34



     8.01 The Lender's Rights Upon Default	 34
     8.02 Account Debtors	 34
     8.03 Possession and Foreclosure of Collateral	 35
     8.04 Use of Intellectual Property	 35
     8.05 Notification of Default to Third Parties	 36
     8.06 Assembly of Collateral	 36
     8.07 Right of Set-Off	 36
     8.08 Exercise of Other Remedies	 36
     8.09 Cumulative Rights and Remedies	 36

ARTICLE 9.0  ATTORNEY-IN-FACT	 37

     9.01 Attorney-In-Fact	 37

ARTICLE 10.0  MISCELLANEOUS	 37

     10.01 Construction	 37
     10.02 Further Assurances	 37
     10.03 Enforcement and Waiver by the Lender	 37
     10.04 Expenses of the Lender	 38
     10.05 Notices	 38
     10.06 Waiver and Indemnification by the Borrower and the
           Guarantors	 39
     10.07 Participation	 39
     10.08 Waiver of Jury Trial	 39
     10.09 Applicable Law	 40
     10.10 Binding Effect, Assignment, and Entire Agreement	 40
     10.11 Severability	 40
     10.12 Counterparts	 40

	LOAN AND SECURITY AGREEMENT


THIS LOAN AND SECURITY AGREEMENT dated as of October 24, 1995, is by and among LUXTEC CORPORATION, a Massachusetts corporation with its principal office at 326 Clark Street, Worcester, Massachusetts (the "Borrower"), FIBER IMAGING TECHNOLOGIES, INC., a Massachusetts corporation with its principal office at 326 Clark Street, Worcester, Massachusetts, CATHTEC INCORPORATED, a
 Massachusetts corporation with its principal office at 326 Clark Street, Worcester, Massachusetts, CARDIODYNE, INC., a Massachusetts co r, Massachusetts, successor by merger to CARDIODYNE, INC., a Delaware corporation, and THE FIRST NATIONAL BANK OF BOSTON, a national banking association with its head office at 100 Federal Street, Boston, Massachusetts (the "Lender").


				W I T N E S S E T H:

BACKGROUND.  The Borrower has requested the Lender to make available loans up to the sum of $2,500,000.00 on a revolving loan basis and the sum of $750,000.00 for the purchase of equipment, and the Lender is willing to do so upon the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the premises herein contained, and each intending to be legally bound hereby, the parties agree as follows:


0  DEFINITIONS

	Defined Terms.

	As used herein, the following terms shall have the following meanings:

	"Accounts," "Chattel Paper," "Contracts," "Documents," "Equipment," "Fixtures," "General Intangibles," "Goods," "Instruments," and "Inventory" shall have the same respective meanings as are given to those terms in the Uniform Commercial Code as presently adopted and in effect in the Commonwealth of Massachusetts.

	"Affiliate" means, as to any Person, each other Person that directly, or indirectly through one or more intermediaries, controls, or is controlled by, or under common control with, such Person.

	"Agreement" means this Loan and Security Agreement, as the same may from time to time be amended or supplemented.

 	"Borrowing Base" means, at any time, the amount computed on the Borrowing Base Certificate most recently delivered to, and accepted by, the Lender in accordance with this Agreement and equal to the lesser of:



	(A)	$2,500,000.00; or

	(B)	The aggregate of (1) eighty percent (80%) of Eligible Accounts of the
Borrower and the Guarantors; plus (2) thirty percent (30%) of the book value of Inventory of the Borrower and the Guarantors as determined by the Lender in its reasonable business judgment; comprised of raw materials; plus (3)
forty percent (40%) of the book value of Inventory of the Borrower and the
Guarantors comprised of work in process and finished goods as determined by the Lender in its reasonable business judgment; plus (4) du
on value of Equipment of the Borrower and the Guarantors as determined by the
 Lender in its reasonable business judgment; plus (5) the amount available from time to time pursuant to the Overadvance; provided, however, that (x)
the Lender may limit aggregate advances hereunder to a sum not to exceed
$2,250,000.00 unless and until the Equity Injection is completed, and (y) the
 Lender may exclude from the Borrowing Base all or a proportionate part of any particular portion of the Inventory of the Borrower or a
e the Lender otherwise reasonably considers the collateral value thereof to the Lender to be impaired or its ability to realize such value to be insecure.

	"Borrowing Base Certificate" means a fully completed certificate in the form of Exhibit 1.01(A) to this Agreement, certified by the chief financial officer of the Borrower to be correct and delivered to, and accepted by, the
Lender pursuant to Section 3.01(Q) or Section 6.01(B)(7).

	"Business Day" means a day other than a Saturday, a Sunday, or a day on which commercial banks in Boston, Massachusetts are authorized to close.

	"Closing" has the meaning given to such term in Section 3.01.

	"Collateral" has the meaning given to such term in Section 4.01.

	"Collateral Documents" means the Lease Assignment(s) specified in Section 3.01(C), the Landlord's Consent(s) and Waiver(s) specified in Section
3.01(D), the Guarantees specified in Section 3.01(E), the Patent and Trademark Assignments specified in Section 3.01(F), UCC-1 Financing
Statements specified in Section 3.01(G), and the documents, whether deliverable at or after the Closing, required under Article 4.0.

 	"Consolidated Current Assets" and "Consolidated Current Liabilities" mean, at any time, all assets or liabilities, respectively, that should, in accordance with GAAP, be classified as current assets or current liabilities, respectively, on a consolidated balance sheet of the Borrower and its Subsidiaries.

	"Consolidated Earnings" means, at any date as of which the amount thereof shall be determined, consolidated earnings of the Borrower and its Subsidiaries from continuing operations before income taxes for such period, excluding any nonrecurring or extraordinary items.

	"Consolidated Fixed Assets" means, at any time, all assets (other than Consolidated Current Assets) that should, in accordance with GAAP, be classified as assets on a consolidated balance sheet of the Borrower and its Subsidiaries.

	"Consolidated Liabilities" means all Indebtedness that, in accordance with GAAP, should be classified as liabilities on a consolidated balance sheet of the Borrower and its Subsidiaries.

	"Consolidated Losses" means, at any date as of which the amount thereof shall be determined, consolidated losses of the Borrower and its Subsidiaries for such period including, without limitation, income taxes, interest expense and any and all extraordinary items.

	"Consolidated Tangible Net Worth" means, at any time, Stockholders' Equity, less the sum of:

	Any surplus resulting from any write-up of assets subsequent to October 31,
1994;

	Goodwill, including any amounts, however designated on a consolidated balance sheet of the Borrower and its Subsidiaries, representing the excess of the purchase price paid for assets or stock acquired over the value assigned thereto on the books of the Borrower;

	Patents, trademarks, trade names, copyrights and licenses;

	Any amount at which shares of capital stock of the Borrower appear as an asset on the Borrower's balance sheet;

	Loans and advances to stockholders, directors, officers, or employees;

	Deferred expenses; and

	Any other amount in respect of an intangible that should be classified as an asset on a consolidated balance sheet of the Borrower and its Subsidiaries in accordance with GAAP.

 	"Cumulative Consolidated Losses" means, at any date as of which the amount thereof shall be determined, consolidated losses of the Borrower and its Subsidiaries for the immediately preceding two (2) fiscal quarters.

	"Debt Coverage Ratio" means that ratio having as its numerator the sum of
(a) Consolidated Earnings before deduction of interest and income taxes, plus
 (b) consolidated depreciation and amortization expenses incurred by the Borrower and its Subsidiaries, less (c) income taxes paid by the Borrower and its Subsidiaries, less (d) capital expenditures made by the Borrower and its Subsidiaries, plus (e) payments due on account of operating leases of equipment; and having as its denominator the sum of (a) intere ts due on account of operating leases of equipment.

	"Domestic Account" means an Account arising from the sale of goods to or services performed for an account debtor located within the United States of America or Canada;

	"Eligible Account" means, at any time, an Account that conforms and continues to conform to the following conditions:

	(A)	The Account arose from a bona fide outright sale of Goods by the
Borrower or from services performed by the Borrower, and such Goods have been shipped to the appropriate account debtors or their designees (or the sale has otherwise been consummated), or the services have been performed for the appropriate account debtors;

	(B)	The Account is based upon an enforceable order or contract, written or oral, for Goods shipped or held or for services performed, and the same were shipped, held, or performed in accordance with such order or contract;

	(C)	The title of the Borrower to the Account and, except as to the account debtor, to any Goods is absolute and is not subject to any prior assignment, claim, lien, or security interest, except Permitted Liens;

	(D)	The amount shown on the books of the Borrower and on any invoice or statement delivered to the Lender is owing to the Borrower, less any partial payment that has been made thereon by anyone;

	(E)	The Account shall be eligible only to the extent that it is not subject to any claim of reduction, counterclaim, set-off, contras, recoupment, or any claim for credits, allowances, or adjustments by the account debtor because of returned, inferior, or damaged Goods or unsatisfactory services, or for any other reason, except for customary discounts, not to exceed two percent
(2.0%) allowed for prompt payment;

 	(F)	The account debtor has not returned or refused to retain, or otherwise notified the Borrower of any dispute concerning, or claimed nonconformity of, any of the Goods or services from the sale of which the Account arose;

	(G)	The Account is (1) a Domestic Account and is due and payable not more than ninety (90) days from the date of the invoice therefor, or (2) a Foreign
 Account and is due and payable not more then sixty (60) days from the date of the invoice therefor;

	(H)	The Account is not (1) a Domestic Account of an account debtor which has outstanding, at any time,  twenty percent (20%) or more of its accounts on an aggregate basis for a period of ninety (90) days from the date of the invoice therefor, or (2) a Foreign Account of an account debtor which has outstanding, at any time, twenty percent (20%) or more of its accounts on an aggregate basis for a period of sixty (60) days from the date of the invoice therefor;

	(I)	The Borrower has not received any note, trade acceptance, draft, or other Instrument with respect to, or in payment of, the Account, nor any
Chattel Paper with respect to the Goods giving rise to the Account, unless, if any such Instrument or Chattel Paper has been received, the Borrower immediately notifies the Lender and, at the latter's request, endorses or assigns and delivers the same to the Lender;

	(J)	The Borrower has not received any notice of the death of the account debtor or a partner thereof; nor of the dissolution, termination of existence, insolvency, business failure, appointment of a receiver for any part of the property of, assignment for the benefit of creditors by, or the filing of a petition in bankruptcy or the commencement of any proceeding under any bankruptcy or insolvency laws by or against, the account debtor.
Upon the receipt by the Borrower of any such notice, it will immediate

	(K)	The account debtor is not a Subsidiary or other Affiliate of the
Borrower; and

	(L)	The Lender has not deemed such Account ineligible because of uncertainty about the creditworthiness of the account debtor or because the Lender otherwise reasonably considers the collateral value thereof to the Lender to be impaired or its ability to realize such value to be insecure.

	In addition to the foregoing, Eligible Account shall mean any amount receivable by the Borrower under any insurance policy covering Goods which have, within the preceding forty-five (45) days, been damaged or destroyed by fire or other direct casualty loss, provided that a claim therefor has been made in compliance with such insurance policy, to the extent that such claim has not been in any way denied or contested by the insurer and provided that such insurer, if such insurer were an account debtor of th

	In the event of any dispute, under the foregoing criteria, about whether an
Account is or has ceased to be an Eligible Account, the decision of the
Lender shall control.

	"Equipment Loan" has the meaning given to such term in Section 2.02.

	"Equipment Note" means the Equipment referred to in Section 2.04 hereof.

	"Equity Injection" means the injection of at least $1,000,000.00 as Stockholders' Equity on terms and subject to conditions acceptable to the Lender.

	"Event of Default" has the meaning provided in Section 7.01.

	"Financial Statements" means the consolidated balance sheets of the Borrower and its Subsidiaries as of October 31, 1993, and 1994, and consolidated statements of income, stockholders' equity, and changes in cash flow, and notes thereto, of the Borrower and its Subsidiaries for the years ended on such dates, certified by Arthur Andersen LLP to present fairly the consolidated financial position and results of operations of the Borrower and its Subsidiaries at such dates and for such periods in accordance wi

	"Foreign Account" means an Account arising from the sale of goods to or services performed for an account debtor located outside the United States of
 America or Canada and within such foreign countries as are acceptable to the Lender from time to time in the Lender's sole discretion.

	"GAAP" means generally accepted accounting principles applied consistently as was done in the preparation of the Financial Statements, with such changes or modifications thereto as may be approved in writing by the Lender.

	"Guarantor" means each and any of the Persons listed on Exhibit 1.01(B).

	"Guaranty" means with respect to a Guarantor, a duly authorized and executed
 Guaranty in the form of Exhibit 1.01(C), attached hereto and made a part hereof.

	"Indebtedness" means, as to the Borrower or any Guarantor or Subsidiary, all
 items of indebtedness, obligation or liability whether matured or unmatured, liquidated or unliquidated, direct or contingent, joint or several, including, but without limitation:

 	(A)	All indebtedness guaranteed, directly or indirectly, in any manner, or endorsed (other than for collection or deposit in the ordinary course of business) or discounted with recourse;

	(B)	All indebtedness in effect guaranteed, directly or indirectly, through agreements, contingent or otherwise:  (1) to purchase such indebtedness; or
(2) to purchase, sell, or lease (as lessee or lessor) property, products, materials, or supplies or to purchase or sell services, primarily for the purpose of enabling the debtor to make payment of such indebtedness or to insure the owner of the indebtedness against loss; or (3) to supply funds to, or in any other manner invest in, the debtor;

	(C)	All indebtedness secured by (or for which the holder of such indebtedness has a right, contingent or otherwise, to be secured by) any mortgage, deed of trust, pledge, lien, security interest, or other charge or encumbrance upon property owned or acquired subject thereto, whether or not the liabilities secured thereby have been assumed; and

	(D)	All indebtedness incurred as the lessee of goods or services under leases that, in accordance with GAAP, should not be reflected on the lessee's balance sheet.

	"Intellectual Property" means trademarks, service marks, trade names, trade styles, logos, goodwill, trade secrets, patents, and licenses acquired under any statutory, common law or registration process in any state or nation at any time, or under any agreement executed with any person or entity at any time.  The term "license" refers not only to rights granted by agreement from the owner of patents, trade marks, service marks and the like, but also to rights granted by a franchisor under a franchise or si

	"Landlord's Consent and Waiver" means with respect to each premises on which property of the Borrower is located, a duly authorized and executed Landlord
Consent and Waiver by and among the proper parties in the form of Exhibit
1.01(D) attached hereto and made a part hereof.

	"Laws" means all ordinances, statutes, rules, regulations, orders, injunctions, writs, or decrees of any government or political subdivision or agency thereof, or of any court or similar entity established by any thereof.

	"Lease" means the Lease by and between the Borrower and Unitrode Corporation dated July 18, 1991, as extended, with respect to the property located at 326 Clark Street, Worcester, Massachusetts.

	"Lease Assignment" means a duly authorized and executed Assignment of Lease by and between the Borrower and the Lender  with respect to the Lease in the form of Exhibit 1.01(E) attached hereto and made a part hereof.

	"Loan Termination Date" shall have the meaning ascribed to such term in
Section 2.03 of this Agreement.

	"Loans" means the Revolving Credit Loan and the Equipment Loan, collectively.

	"Notes" means the Revolving Credit Note and the Equipment Note, collectively.

	"Obligations" is intended to be used in its most comprehensive sense and means all the obligations of the Borrower and each Guarantor to the Lender of every kind and description, whether direct or indirect, absolute or contingent, primary or secondary, joint or several, due or to be come due, now existing or hereafter arising or acquired and whether by way of loan, discount, letter of credit, lease or otherwise, including without limitation, the following obligations:

	(A)	To pay the principal of, and interest on, the Notes in accordance with the terms thereof and to satisfy all other liabilities to the Lender, whether hereunder or otherwise, whether now existing or hereafter incurred, matured or unmatured, direct or contingent, joint or several, including any extensions, modifications, renewals thereof and substitutions therefor.

	(B)	To repay to the Lender all amounts advanced by the Lender hereunder or otherwise on behalf of the Borrower or any Guarantor, including, but without limitation, advances for principal or interest payments to prior secured parties, mortgagees, or lienors, or for taxes, levies, insurance, rent, or repairs to, or maintenance or storage of, any of the Collateral;

	(C)	To perform and observe all covenants, agreements and undertakings of the
 Borrower or any Guarantor pursuant to the terms and conditions of this
Agreement, the Collateral Documents or any other agreement or instrument now or hereafter delivered to the Lender by the Borrower or any Guarantor; and

	(D)	To reimburse the Lender, on demand, for all of the Lender's expenses and costs, including without limitation the reasonable fees and expenses of its counsel, in connection with the preparation, administration, amendment, modification, or enforcement of this Agreement and the documents required hereunder, including, without limitation, any proceeding brought, or threatened, to enforce payment or performance of any of the obligations referred to in the foregoing Paragraphs (A), (B) and (C).

	"Overadvance" means the amount of $300,000.00 which shall be available to the Borrower for the period from the date hereof until November 20, 1995 subject to and in accordance with the provisions of Section 2.07 hereof;

	"Patent and Trademark Assignment" means with respect to each patent or trademark of the Borrower and each Guarantor a duly executed and authorized Assignment of Patent and/or a duly executed Assignment of Trademark by the proper parties in the form of Exhibit 1.01(F)(1) and Exhibit 1.01(F)(2), respectively, attached hereto.

	"Permitted Liens" means:

	(A)	Liens for taxes, assessments, or similar charges, incurred in the ordinary course of business, that are not yet due and payable;

	(B)	Pledges or deposits made in the ordinary course of business to secure payment of worker's compensation, or to participate in any fund in connection with worker's compensation, unemployment insurance, old-age pensions, or other social security programs;

	(C)	Liens of mechanics, materialmen, warehousemen, carriers, or other like liens, securing obligations incurred in the ordinary course of business that are not yet due and payable;

	(D)	Good faith pledges or deposits made in the ordinary course of business to secure performance of bids, tenders, contracts (other than for the repayment of borrowed money) or leases, not in excess of ten percent (10%) of the aggregate amount due thereunder, or to secure statutory obligations, or surety, appeal, indemnity, performance, or other similar bonds required in the ordinary course of business;

	(E)	Encumbrances consisting of zoning restrictions, easements, or other restrictions on the use of real property, none of which materially impairs the use of such property by the Borrower in the operation of its business, and none of which is violated in any material respect by existing or proposed structures or land use;

	(F)	Liens in favor of the Lender;

	(G)	Existing liens set forth or described on Exhibit 1.01(G), attached hereto and made a part hereof;

	(H)	Purchase money security interests granted to secure not more than one hundred percent (100%) of the purchase price of assets, the purchase of which does not violate this Agreement or any instrument required hereunder;
and

	(I)	The following, if the validity or amount thereof is being contested in good faith by appropriate and lawful proceedings, so long as levy and execution thereon have been  stayed and continued to be stayed and they do not, in the aggregate, materially detract from the value of the property of the Borrower or any Subsidiary, or materially impair the use thereof in the operation of its business:

		(1)	Claims or liens for taxes, assessments, or charges due and payable and subject to interest or penalty;

		(2)	Claims, liens and encumbrances upon, and defects of title to, real or personal property, including any attachment of personal or real property or other legal process prior to adjudication of a dispute on the merits;

		(3)	Claims or liens of mechanics, materialmen, warehousemen, carriers, or other like liens; and

		(4)	Adverse judgments on appeal.

	"Person" means any individual, corporation, partnership, association, joint-stock company, trust, unincorporated organization, joint venture, court, or government or political subdivision or agency thereof.

	"Purchase Price" means the purchase price of the item or items of Purchased
Equipment paid by the Borrower, net of any taxes, commissions, freight charges and other soft costs as determined by the Lender in its sole discretion.

	"Purchased Equipment" means the Equipment to be purchased by the Borrower with the proceeds of the Equipment Loan.

	"Records" means correspondence, memoranda, tapes, discs, papers, books and other documents, or transcribed information of any type, whether expressed in ordinary or machine readable language.

	"Revolving Credit Loan" has the meaning given to such term in Section 2.03.

	"Revolving Credit Note" means the Revolving Credit Note referred to in
Section 2.04 hereof.

	"Stockholders' Equity" means, at any time the aggregate of Subordinated Indebtedness, plus the sum of the following accounts set forth on a consolidated balance sheet of the Borrower and its Subsidiaries prepared in accordance with GAAP: (A) the par or stated value of all outstanding capital stock; (B) capital surplus; and (C) retained earnings.

	"Subordination Agreement" means a duly authorized and executed Subordination
 Agreement with respect to Subordinated Indebtedness in form and substance satisfactory to the Lender and the Borrower.

 	"Subordinated Indebtedness" means all Indebtedness incurred at any time by the Borrower or any Subsidiary, the repayment of which is subordinated to the
 Loan in form and manner satisfactory to the Lender.  All existing
Subordinated Indebtedness is so specified in Exhibit 1.01(H).

	"Subsidiary" means any Affiliate that is directly, or indirectly through one or more intermediaries, controlled by the Borrower or not less than 50% of the voting capital stock of which is owned, directly or through one or more intermediaries, by the Borrower.

	Accounting. Accounting terms used and not otherwise defined in this Agreement have the meanings determined by, and all calculations with respect to accounting or financial matters unless otherwise provided herein shall be computed in accordance with, GAAP.

0  THE LOANS

	Disbursement of the Loans.

	The Lender will credit the proceeds of the Revolving Credit Loan, as available pursuant to an initial Borrowing Base Certificate furnished by the Borrower dated no earlier than September 30, 1995 and periodic Borrowing Base
 Certificates furnished by the Borrower thereafter, to the Borrower's deposit account with the Lender. The Lender will credit the proceeds of the
Equipment Loan as from time to time disbursed in accordance with Section 2.02 hereof.

	The Equipment Loan.

	Commencing with the date on which the Equity Injection is completed and continuing thereafter for a period ending two (2) years from the date of this Agreement, the Lender will make advances from time to time pursuant to the Equipment Loan of sums in amounts not exceeding $750,000.00 in the aggregate, such advances to be utilized in order to acquire Purchased Equipment; provided, however, that the amount of each such advance shall be limited, at the Borrower's election, to an amount equal to: (a) not more amount equal to seventy percent (70%) of the appraised auction value of the Equipment of the Borrower, as determined by the Lender in its sole discretion, at the time of the proposed advance shall equal or exceed the aggregate of twenty-five percent (25%) of the outstanding undisbursed amount of the Equipment Loan plus the amount of the Purchase Price of the Purchased Equipment to be acquired; or (b) seventy-five (75%) of the Purchase Price of Purchased Equipment. The Borrower will provide the Lender with n its sole discretion, whether borrowings under the Equipment Note may be utilized to acquire Purchased Equipment subject of the requested advance.

	The Revolving Credit Loan.

	Subject to the terms hereof, the Lender shall lend the Borrower from time to time until March 31, 1997 (the "Loan Termination Date"), such sums as the
Borrower may request by reasonable notice to the Lender, received by the
Lender, which shall not exceed, in the aggregate principal amount at any one time outstanding, $2,500,000.00.  The Borrower may borrow, repay without penalty or premium and reborrow hereunder, from the date of this Agreement until the Loan Termination Date, the full amount then due unde the Revolving Credit Loan shall at no time exceed the amount of the then existing Borrowing Base, and if, at any time, an excess shall for any reason exist, the full amount of such excess, together with accrued and unpaid interest thereon as herein provided, shall be immediately due and payable in full.

	The Notes.

	At the time of the making of the Loans, the Borrower shall execute and deliver to the Lender the Equipment Note and the Revolving Credit Note in the
 forms attached hereto as Exhibit 2.04(A) and Exhibit 2.04(B) respectively.

	The Facility Fee.

	From and after the date hereof, until the Loan Termination Date, the Borrower shall pay a facility fee of one-quarter of one percent (0.25%) per annum on the average daily undisbursed amount of the Revolving Credit Loan during each quarterly period or portion thereof. This facility fee shall be payable quarterly in arrears, on the last day of each January, April, July and October, commencing on January 31, 1996.

	Interest Rates and Payments of Interest.

	Interest on the principal balances of the Loans from time to time outstanding shall accrue at the respective rates (a "Note Rate") and in the manner set forth in the Notes.

	It is the intention of the parties hereto to conform strictly to applicable usury laws as in effect, from time to time, during the term of the Loans.
Accordingly, if any transaction or transactions contemplated hereby would be usurious under applicable law (including the laws of the United States of
America, or of any other jurisdiction whose laws may be applicable), then, in that event, notwithstanding anything to the contrary in this Agreement or any other agreement entered into in connection with this
 (ii)  the aggregate of all interest under applicable law that is contracted for, charged, or received under this Agreement or under any of the other aforesaid agreements or otherwise in connection with this Agreement shall under no circumstances exceed the maximum amount of interest allowed by applicable law, and any excess shall be promptly credited to the Borrower by the Lender (or, if such consideration shall have been paid in full, such excess shall be promptly refunded to the Borrower by the Lender);
ll be obligated to pay the amount of such interest to the extent that it is in excess of the maximum interest permitted by the applicable usury laws;
and (iv) the effective rate of interest shall be ipso facto reduced to the
Highest Lawful Rate hereinafter defined.  All sums paid, or agreed to be paid, to the Lender for the use, forbearance, and detention of the indebtedness of the Borrower to the Lender shall, to the extent permitted by applicable law, be amortized, pro rated, allocated, and spread through the Highest Lawful Rate in effect at any particular time during the full term thereof.  The maximum lawful interest rate, if any, referred to in this
 Section 2.06(B) that may accrue pursuant to this Agreement is referred to herein as the "Highest Lawful Rate".  If at any time a Note Rate exceeds the Highest Lawful Rate, the rate of interest to accrue pursuant to this
Agreement shall be limited, notwithstanding anything to the contrary in this Agreement, to the Highest Lawful Rate, but any subsequent reducti the Highest Lawful Rate until the total amount of interest accrued pursuant to this Agreement equals the amount of interest that would have accrued if a varying rate per annum equal to the Rate had at all times been in effect.
If the total amount of interest paid or accrued pursuant to this Agreement under the foregoing provisions is less than the total amount of interest that would have accrued if a varying rate per annum equal to the applicable
Note Rate had at all times been in effect, then the Borrower the Lender an amount equal to the difference between (a) the lesser of
(i) the amount of interest that would have accrued if the Highest Lawful
Rate had at all times been in effect, or
(ii) the amount of interest that would have accrued if a varying rate per annum equal to the applicable Note Rate had at all times been in effect, and (b) the amount of interest accrued in accordance with the other provisions of this Agreement.

	Overadvance.

	The Borrower may borrow from the Lender during the period from the date hereof until November 20, 1995 an amount which shall not exceed, in the aggregate amount at any one time outstanding, $300,000.00 or such lesser amount as shall be specified by the Borrower, such sums to be included in the Borrowing Base.

 2.08 Payment to the Lender.

	The Lender shall send the Borrower statements of all amounts due with respect to the Loans, which statements shall be considered correct and presumptively binding on the Borrower unless the Borrower notifies the Lender to the contrary within thirty (30) days of its receipt of any statement that it deems to be incorrect. Alternatively, at its sole discretion, the Lender may charge against any deposit account of the Borrower all or any part of any amount due hereunder.


0  CONDITIONS PRECEDENT


	The obligation of the Lender to make the Loans is subject to the following conditions precedent:

	Documents Required for the Closing.

	The Borrower shall have duly authorized, executed and delivered or caused to be duly authorized, executed and delivered to the Lender, prior to the initial disbursement of either of the Loans (the "Closing"), the following:

	The Equipment Note in the form attached hereto as Exhibit 2.04(A);

	The Revolving Credit Note in the form attached hereto as Exhibit 2.04(B);

	The Lease Assignment;

	The Landlord's Consent and Waiver;

	A duly executed Guaranty of each of the Guarantors;

	The Patent and Trademark Assignments;

	The UCC financing statements and other instruments required by Article 4.0;

	The Financial Statements;

	A copy, certified as of the date of the Closing, of resolutions of the board of directors of the Borrower and each Guarantor, authorizing the execution, delivery, and performance of this Agreement, the Notes, the Collateral Documents, and each other document to be delivered pursuant hereto;

	A copy, certified as of the date of the Closing, of the bylaws of the Borrower and each Guarantor;

 	A certificate, dated the date of the Closing, of the corporate clerk or assistant clerk of the Borrower and each Guarantor as to the incumbency and signatures of the officers of the Borrower and each Guarantor, as applicable, signing this Agreement, the Notes, the Collateral Documents, and each other document to be delivered pursuant hereto;

	A copy, certified as of the most recent date practicable by the Secretary of the Commonwealth of Massachusetts, of the Articles of Organization of the Borrower and each Guarantor, and all amendments thereto, together with a certificate (dated the date of the Closing) of the corporate clerk or assistant clerk of the Borrower and each Guarantor to the effect that such Articles of Organization have not been further amended since the date of the aforesaid certification of the Secretary of the Commonwealth of M

	A certificate of good standing dated as of the most recent date practicable, issued by the Secretary of the Commonwealth of Massachusetts as to the legal existence, Articles of Organization and good legal standing of the Borrower and each Guarantor;

	Certificates, as of the most recent dates practicable, of the Secretary of the Commonwealth of Massachusetts and of the secretary of state of each state in which the Borrower and each Guarantor are qualified as a foreign corporation and, if applicable, of the department of revenue or taxation of each of the foregoing states, as to the good standing of the Borrower and each Guarantor;

	A written opinion of the law firm of Bingham, Dana & Gould, legal counsel for the Borrower and the Guarantors, dated the date of the Closing and addressed to the Lender, in form satisfactory to the Lender, and attached hereto as Exhibit 3.01(O);

	A duly executed Borrowing Base Certificate as of a date not earlier than September 30, 1995, acceptable to the Lender and certifying a Borrowing
Base in an amount sufficient to support the initial disbursement of the Revolving Credit Loan; and

	Such other documents and the completion of such other matters as counsel to the Lender may deem necessary or appropriate.

	Documents Required for Subsequent Disbursements.

	At the time of, and as a condition to, any disbursement of any part of the Revolving Credit Loan or the Equipment Loan to be made by the Lender subsequent to the Closing, the Lender may require the Borrower and the Guarantors to deliver to the Lender a certificate, dated the date on which any such disbursement is to be made, signed by the president or a vice president of the Borrower, and to the effect that:

	As of the date thereof, no Event of Default has occurred and is continuing, and no event has occurred and is continuing that, but for the giving of notice or passage of time or both, would be an Event of Default;

	No material adverse change has occurred in the business prospects, financial condition, or results of operations of the Borrower or any Subsidiary since the date of the Financial Statements; and

	Each of the representations and warranties contained in Section 5.01 is true and correct in all respects as if made on and as of the date of such disbursement.

	Certain Events.

	At the time of, and as a condition to, the Closing and each disbursement of any part of the Loans to be made by the Lender at or subsequent to the
Closing:

	No Event of Default shall have occurred and be continuing, and no event shall have occurred and be continuing that, with the giving of notice or passage of time or both, would be an Event of Default; and

	All of the Collateral Documents shall have remained in full force and effect.

	Legal Matters.

	At the time of the Closing and each subsequent disbursement, all legal matters incidental thereto shall be satisfactory to Bowditch & Dewey, legal counsel to the Lender.


0  COLLATERAL SECURITY


	Composition of the Collateral.

	The property in which a security interest is granted pursuant to the provisions of Sections 4.02 and 4.03 hereof, the Lease Assignment and the Patent and Trademark Assignments are herein collectively called the "Collateral". The Collateral, together with all other property of the Borrower and each of the Guarantors of any kind held by the Lender, shall stand as one general, continuing collateral security for all Obligations and may be retained by the Lender until all Obligations have been satisfied in ful

 	Rights in Property Held by the Lender.

	As security for the prompt satisfaction of all Obligations, the Borrower and each Guarantor hereby assign, transfer, and set over to the Lender all of their respective right, title, and interest in and to, and grant the Lender a lien on and a security interest in, all amounts that may be owing, from time to time, by the Lender to the Borrower or any Guarantor in any capacity, including, but without limitation, any balance or share belonging to the Borrower or any Guarantor, or any deposit or other account ff that the Lender has under Section 8.07 or otherwise.

	Rights in Property Held by the Borrower, the Guarantors or the Lender.

	As further security for the prompt satisfaction of all Obligations, the Borrower and each Guarantor hereby assign to the Lender all of their respective right, title and interest in and to, and grants the Lender a lien upon and a continuing security interest in, all of the following, wherever located, whether now owned or hereafter acquired, together with all replacements therefor and proceeds (including, but without limitation, insurance proceeds) and products thereof:

	All Inventory;

	All Accounts, Contracts, accounts receivable, contract rights, and Chattel Paper, regardless of whether or not they constitute proceeds of other
Collateral;

	All General Intangibles, regardless of whether or not they constitute proceeds of other Collateral, including, without limitation, all the rights of the Borrower or any Guarantor (which the Lender may exercise or not as it in its sole discretion may determine) to acquire or obtain Goods and/or services with respect to the manufacture, processing, storage, sale, shipment, delivery or installation of any of the Inventory of the Borrower or any Guarantor or other Collateral;

	All products of and accessions to any of the Collateral;

	All liens, guaranties, securities, rights, remedies and privileges pertaining to any of the Collateral, including the right of stoppage in transit;

	All obligations owing to the Borrower or any Guarantor of every kind and nature, and all choses in action;

	All tax refunds of every kind and nature to which the Borrower or any Guarantor is now or hereafter may become entitled no matter however arising, including, without limitation, loss carry back refunds;

	All Intellectual Property, goodwill, trade secrets, computer programs, customer lists, trade names, trademarks and patents;

	All Chattel Paper, Documents and Instruments (whether negotiable or non-negotiable, and regardless of their being attached to Chattel Paper);

	All Equipment, including without limitation machinery, furniture, motor vehicles, Fixtures and all other goods used in the conduct of the business of the Borrower or any Guarantor;

	All proceeds of Collateral of every kind and nature and in whatever form, including, without limitation, both cash and non-cash proceeds resulting or arising from the rendering of services by the Borrower or any Guarantor or the sale or other disposition by the Borrower or any Guarantor of the Inventory or other Collateral;

	All books, records, computer discs, electronic data and other information relating to the conduct of the business of the Borrower or any Guarantor including, without in any way limiting the generality of the foregoing, those relating to its Accounts;

	All deposit accounts maintained by the Borrower or any Guarantor with any bank, trust company, investment firm or fund, or any similar institution or organization; and

	All property of the Borrower or any Guarantor in the possession of the Lender.

	Priority of Liens.

	The foregoing liens shall be first and prior liens except for Permitted Liens.

	UCC Financing Statements.

	The Borrower and each Guarantor will:

	Execute such UCC financing statements (including amendments thereto and continuation statements thereof) in form satisfactory to the Lender as the Lender, from time to time, may specify;

	Pay, or reimburse the Lender for paying, all costs and taxes of filing or recording the same in such public offices as the Lender may designate; and

	Take such other steps as the Lender, from time to time, may direct, including the noting of the Lender's lien on the Collateral and on any certificates of title therefor, all to perfect to the satisfaction of the Lender the Lender's interest in the Collateral.

	In addition to the foregoing, and not in limitation thereof:

	A carbon, photographic, or other reproduction of this Agreement shall be sufficient as a UCC financing statement and may be filed in any appropriate office in lieu thereof; and

	To the extent lawful, the Borrower and each Guarantor hereby appoint the Lender as its attorney-in-fact (without requiring the Lender to act as such) to execute any UCC financing statement in the name of the Borrower or any Guarantor, and to perform all other acts that the Lender deems appropriate to perfect and continue its security interest in, and to protect and preserve, the Collateral.

	Mortgagees', Landlords', and Warehousemen's Waivers.

	The Borrower and each Guarantor will, within twenty (20) days after any request of the Lender, cause any mortgagee of real estate owned by the Borrower or any Guarantor, any landlord of premises leased by the Borrower or any Guarantor, and any warehouseman or other bailee on whose premises any of the Collateral may be located to execute and deliver to the Lender instruments, in form and substance satisfactory to the Lender, by which such mortgagee, landlord or warehouseman or other bailee waives its rights


0  REPRESENTATIONS AND WARRANTIES


	Original.

	To induce the Lender to enter into this Agreement, the Borrower and each Guarantor individually and collectively represent and warrant to the Lender as follows:

	The Borrower and the Guarantors are corporations duly organized, validly existing, and in good standing under the Laws of the Commonwealth of Massachusetts; the Borrower and the Guarantors have no Subsidiaries other than the Subsidiaries named in Exhibit 5.01(A); each Subsidiary is a corporation duly organized, validly existing, and in good standing under the Laws of its state of incorporation, all as set forth in Exhibit 5.01(A);
the Borrower, the Guarantors and the Subsidiaries have the lawful power to o as a foreign corporation in the jurisdictions wherein the nature of the business transacted by it or property owned by it makes such qualification necessary; the states in which the Borrower and each Guarantor and Subsidiary are qualified to do business are set forth in Exhibit 5.01(A) or otherwise disclosed to the Lender in writing; the percentage of ownership of the Borrower and each Guarantor of the outstanding stock of each Subsidiary is as listed in Exhibit 5.01(A); the addresses of all places of bus sed to the Lender in writing; no Borrower, Guarantor or Subsidiary has changed its name, been the surviving corporation in a merger, acquired any business, or changed its principal executive office within five (5) years and one (1) month prior to the date hereof except as set forth in
Exhibit 5.01(A); and all of the authorized, issued, and outstanding shares of capital stock of each Subsidiary are owned by the Borrower or a Guarantor, except as set forth in Exhibit 5.01(A);

	No Borrower, Guarantor or Subsidiary is directly or indirectly controlled by, or acting on behalf of, any Person which is an "Investment Company", within the meaning of the Investment Company Act of 1940, as amended;

	No Borrower, Guarantor or Subsidiary is in default with respect to any of its existing Indebtedness, and the making and performance of this Agreement, the Notes, and the Collateral Documents will not (immediately or with the passage of time, the giving of notice, or both):

	Violate the Articles of Organization or by-laws of any Borrower, Guarantor or Subsidiary, or violate any Laws or result in a default under any contract, agreement, or instrument to which the Borrower or any Subsidiary is a party or by which Borrower, any Guarantor or Subsidiary or its property is bound; or

	Result in the creation or imposition of any security interest in, or lien or encumbrance upon, any of the assets of the Borrower, any Guarantor or Subsidiary except in favor of the Lender;

	The Borrower and each Guarantor, to the extent applicable to it, has the power and authority to enter into and perform this Agreement, the Notes, and the Collateral Documents, and to incur the obligations herein and therein provided for, and has taken all actions necessary to authorize the execution, delivery, and performance of this Agreement, the Notes, and the Collateral Documents;

	This Agreement, the Notes, and the Collateral Documents are, or when delivered will be, valid, binding, and enforceable in accordance with their respective terms subject to applicable bankruptcy, insolvency, reorganization or similar laws affecting the rights and remedies of creditors and secured parties;

	Except as disclosed in Exhibit 5.01(F) hereto, there is no pending order, notice, claim, litigation, proceeding, or investigation against or affecting the Borrower, any Guarantor or Subsidiary, whether or not covered by insurance, that would in the aggregate involve the payment of $25,000.00 or more or would otherwise materially or adversely affect the financial condition or business prospects of the Borrower, any Guarantor or Subsidiary if adversely determined;

	The Borrower and each Guarantor and Subsidiary have good and marketable title to all of their assets, none of which is subject to any security interest, encumbrance or lien, or claim of any third Person except for Permitted Liens;

	The Financial Statements, including any schedules and notes pertaining thereto, have been prepared in accordance with GAAP, and fully and fairly present the financial condition of the Borrower and its Subsidiaries at the dates thereof and the results of operations for the periods covered thereby, and there have been no material adverse changes in the consolidated financial condition or business of the Borrower and its Subsidiaries from October 31, 1994, to the date hereof;

	As of the date hereof, the Borrower, the Guarantors and the Subsidiaries have no material Indebtedness of any nature, including, but without limitation, liabilities for taxes and any interest or penalties relating thereto except to the extent reflected (in a footnote or otherwise) and reserved against in the consolidated balance sheet dated October 31, 1994 included in the Financial Statements or as disclosed in, or permitted by, this Agreement; and neither the Borrower nor any Guarantor knows or has reaso ion related to such Indebtedness as of the date of the Closing except as disclosed on Exhibit 5.01(F) or otherwise disclosed to the Lender in writing;

	Except as otherwise permitted herein, the Borrower and each Guarantor have filed all federal, state, and local tax returns and other reports required by any applicable Laws to have been filed prior to the date hereof, has paid or caused to be paid all taxes, assessments, and other governmental charges that are due and payable prior to the date hereof, and has made adequate provision for the payment of such taxes, assessments, or other charges accruing but not yet payable; neither the Borrower nor any Guara with any taxes, assessments, or charges not provided for on their books;

	Except to the extent that the failure to comply would not materially interfere with the conduct of the business of the Borrower, any Guarantor or Subsidiary, the Borrower and each Guarantor and Subsidiary have each complied with all applicable Laws with respect to (1) any restrictions, specifications, or other requirements pertaining to products that it manufactures or sells or to the services it performs; (2) the conduct of its business; and (3) the use, maintenance, and operation of the real and persona

	No representation or warranty by or with respect to the Borrower, any Guarantor or Subsidiary contained herein or in any certificate or other document furnished by the Borrower, any Guarantor or Subsidiary pursuant hereto contains any untrue statement of a material fact or omits to state a material fact necessary to make such representation or warranty not misleading in light of the circumstances under which it was made;

	Each consent, approval or authorization of, or filing, registration or qualification with, any Person required to be obtained or effected by the Borrower, any Guarantor or Subsidiary in connection with the execution and delivery of this Agreement, the Notes, and the Collateral Documents or the undertaking or performance of any obligation hereunder or thereunder has been duly obtained or effected;

	All existing Indebtedness of the Borrower, any Guarantor or Subsidiary:
(1) for money borrowed, or (2) under any security agreement, mortgage or agreement covering the lease by the Borrower, any Guarantor or Subsidiary as lessee of real or personal property is described in Exhibit 5.01(N);

	Except as described in Exhibit 5.01(O), attached hereto, or otherwise disclosed to the Lender in writing, (a) no Borrower, Guarantor or Subsidiary has any material leases, contracts, or commitments of any kind (including, without limitation, employment agreements; collective bargaining agreements; powers of attorney; distribution arrangements; licenses, patents, trademarks, service marks or license agreements; contracts for future purchase or delivery of goods or rendering of services; bonuses, pension, he Borrower and the Guarantors, all parties to all such material leases, contracts, and other commitments to which the Borrower, any Guarantor or Subsidiary is a party have complied with the provisions of such leases, contracts, and other commitments; and (c) to the best of the Borrower's knowledge, no party is in default under any thereof and no event has occurred which, but for the giving of notice or the passage of time, or both, would constitute a default;

	Neither the Borrower nor any Guarantor has made any agreement or taken any action which may cause anyone to become entitled to a commission or finder's fee as a result of or in connection with the making of the Loans;

	The consolidated federal tax returns of the Borrower and the Guarantors for all years of operation, including the year ended October 31, 1994, have been filed with the Internal Revenue Service and have not been challenged;

 	Any Employee Pension Benefit Plans, as defined in the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), of the Borrower and each Subsidiary meet, as of the date hereof, the minimum funding standards of 29 U.S.C.A. 1082 (Section 302 of ERISA), and no Reportable Event or
Prohibited Transaction, as defined in ERISA, has occurred with respect to any Employee Benefit Plans, as defined in ERISA, of the Borrower or any Guarantor or Subsidiary; and

	The liens and security interests created pursuant to Sections 4.02 and 4.03 are in all cases first and prior liens except for Permitted Liens.


	Survival.

	All of the representations and warranties set forth in Section 5.01 shall survive until all Obligations are satisfied in full and there remain no outstanding commitments hereunder.


0  COVENANTS OF THE BORROWER

	Affirmative Covenants.

	The Borrower and each Guarantor do hereby individually and collectively covenant and agree with the Lender that, so long as any of the Obligations remain unsatisfied or any commitments hereunder remain outstanding, they will comply, or if appropriate cause the Subsidiaries to comply, at all times with the following affirmative covenants:

	The Borrower will use the proceeds of the Loans only for the purposes set forth in Exhibit 6.01(A), and will furnish the Lender such evidence as it may reasonably require with respect to such use;

	The Borrower and the Guarantors will furnish the Lender:

	As soon as available, but in any event within forty-five (45) days after the close of each quarterly accounting period in each fiscal year:
(a) a consolidated statement of Stockholders' Equity and a consolidated statement of changes in cash flow of the Borrower and its Subsidiaries for such quarter; (b) consolidated income statements of the Borrower and its Subsidiaries for such quarter; and (c) consolidated balance sheets of the Borrower and its Subsidiaries as of the end of such quarter all in reasonabl ancial officer to have been prepared in accordance with GAAP;

	As soon as available, but in any event within one hundred and twenty (120) days after the close of each fiscal year: (a) a consolidated statement of Stockholders' Equity and a consolidated statement of changes in cash flow of the Borrower and its Subsidiaries for such fiscal year; (b) consolidated and consolidating income statements of the Borrower and its Subsidiaries for such fiscal year; and (c) consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as of the end of such fi s and management letters; the consolidated statements and balance sheets to be audited by an independent certified public accountant selected by Borrower and acceptable to the Lender, and certified by such accountants to have been prepared in accordance with GAAP and to present fairly the consolidated financial position and results of operations of the Borrower and its Subsidiaries; in addition, the Borrower will obtain from such independent certified public accountants and deliver to the Lender, within one amination necessary to their certification they have obtained no knowledge of any Event of Default by the Borrower, or disclosing all Events of Default of which they have obtained knowledge (it being understood and agreed by the Lender that in making their examination, such accountants shall not be required to go beyond the bounds of generally accepted auditing procedures for the purpose of certifying financial statements); the Lender shall have the right, from time to time to discuss the affairs of the Bor the Borrower to be represented at any such discussions;

	Contemporaneously with each quarterly and year-end financial report required by the foregoing paragraphs (1) and (2), a certificate of the president or principal financial officer of the Borrower stating that he has individually reviewed the provisions of this Agreement and that a review of the activities of the Borrower during such year or quarterly period, as the case may be, has been made by him or under his supervision, with a view to determining whether the Borrower has fulfilled all its obligations u

	Promptly after the sending or making available or filing of the same, copies of all reports, proxy statements, and financial statements that the Borrower sends or makes available to its stockholders and all registration statements and reports that the Borrower or any Guarantor files with the Securities and Exchange Commission or any successor Person;

	Within fifteen (15) days after the end of each calendar month, in such form and detail as shall be reasonably satisfactory to the Lender, an aging, as of the end of such month, of (a) the then Eligible Accounts,
(b) all other Accounts of the Borrower certified by the president or chief financial officer of the Borrower to be complete and correct;

	Within fifteen (15) days after the end of each calendar month, in such form and detail as shall be satisfactory to the Lender, a designation of Borrower's Inventory, showing the amount and cost of each item or group thereof;

	Within fifteen (15) days after the end of each calendar month (and at any additional time in the discretion of the Lender or if any material deterioration in the Borrowing Base would be disclosed thereby) a Borrowing
Base Certificate as of the end of such month (or as of a date not more than three (3) days prior to the date of any such additional Borrowing Base Certificate). Each Borrowing Base Certificate shall be effective only as accepted by the Lender (and with such revisions, if any, as the Lender ma l upon a change in the Borrowing Base), such acceptance to be presumed after receipt of such Borrowing Base Certificate unless the Lender otherwise notifies the Borrower, whether thereafter, theretofore, or contemporaneously therewith; and

	Upon the Lender's request, from time to time, copies of any or all agreements, contracts, or commitments referred to in Section 5.01(O) hereof;

	The Borrower and each Guarantor will maintain their Inventory, Equipment, real estate, and other properties in good condition and repair (normal wear and tear excepted), and will pay and discharge or cause to be paid and discharged, when due, the cost of repairs to, or maintenance of, the same, and will pay or cause to be paid in a timely manner all rental or mortgage payments due on such real estate. The Borrower and each Guarantor hereby agree that, in the event any of them fails to pay or cause to be p d on demand be reimbursed therefor by the Borrower or the Guarantors;

	The Borrower, the Guarantors and the Subsidiaries will maintain, or cause to be maintained, public liability insurance (subject to a maximum of $5,000.00 in deductibles for each entity) and fire and extended coverage insurance on all assets that are of a character usually insured by corporations engaged in the same or similar businesses, all in form and amount sufficient to indemnify the Borrower or Subsidiary for 100% of the appraised value of any such asset lost or damaged (subject to any deductible cust insurance generally carried on comparable assets within the industry and with such insurers as may be satisfactory to the Lender. The Borrower, the Guarantors and the Subsidiaries will cause all such insurance policies to contain a standard loss payee clause and to be payable to the Lender as its interest may appear, to deliver the policies of insurance to the Lender.
The Borrower will furnish to the Lender such evidence of insurance as the Lender may require. The Borrower hereby agrees that, in the e e, the Lender, in its discretion, may do so and be reimbursed by the Borrower therefor. The Borrower and each Guarantor or Subsidiary hereby assign to the Lender any returned or unearned premiums that may be due the Borrower or any Subsidiary upon cancellation by the insurer of any such policy for any reason whatsoever and direct any such insurer to pay the Lender any amounts so due; provided, however, that the Lender will pay to the Borrower or the appropriate Guarantor or Subsidiary any such returned or vent of Default hereunder. The Lender is hereby appointed the attorney-in-fact of the Borrower and each Guarantor or Subsidiary (without requiring the Lender to act as such) to endorse any check which may be payable to the Borrower or any Guarantor or Subsidiary to collect any premiums or the proceeds of such insurance (other than proceeds of public liability insurance), and any amount so collected may be applied by the Lender toward satisfaction of any of the Obligations if an Event of Default has occurre t shall remit such proceeds to the Borrower or such Guarantor or Subsidiary within ten (10) Business Days after the Lender's receipt of such proceeds, provided that immediately prior to any such remittance the Lender is provided with a Borrowing Base Certificate reflecting a current Borrowing
Base not less than the amount of the Revolving Credit Loan then outstanding;

	The Borrower, the Guarantors and the Subsidiaries will each pay or cause to be paid when due, all taxes, assessments, and charges or levies imposed upon it or on any of its property or which it is required to withhold and pay except where contested in good faith by appropriate proceedings with adequate reserves therefor having been set aside on its books; provided, however, that the Borrower and each Guarantor or Subsidiary shall pay or cause to be paid all such taxes, assessments, charges or levies forthw

	The Borrower and its Subsidiaries will maintain:

	Consolidated Tangible Net Worth (a) of at least $750,000.00 at all times during the period commencing on the date hereof through and including
April 30, 1996; (b) of at least $1,000,000.00 at all times during the period commencing on May 1, 1996 through and including July 31, 1996; (c) of at least $1,250,000.00 at all times during the period commencing on August 1, 1996 through and including January 1, 1997; and (d) at all times during each fiscal quarter ending after April 30, 1997, an amount equal to or 0%) of Consolidated Earnings for the fiscal quarter tested;

	A ratio of Consolidated Liabilities to Consolidated Tangible Net Worth as of the following test dates of not more than:

			Test Date					Ratio

		  January 31, 1996		    	    2.0:1.0
		  April 30, 1996		    	    2.5:1.0
		  July 31, 1996		         3.0:1.0
		  October 31, 1996		         3.0:1.0
		  January 31, 1997		    	    3.0:1.0
		  April 30, 1997		         3.0:1.0
		  July 31, 1997		    	    3.0:1.0
		  October 31, 1997		    	    2.5:1.0
		   and thereafter

(a) Consolidated Losses as of the end of the following fiscal quarters of not more than:
			Fiscal				   Consolidated
		 Quarter Ending		           Losses

		January 31, 1996			   $300,000.00
		April 30, 1996				   $350,000.00
		July 31, 1996	   			   $450,000.00
		October 31, 1996			   $200,000.00
		January 31, 1997			   $200,000.00
		April 30, 1997 				    $0.00
		 and thereafter

or (b) Cumulative Consolidated Losses, as of the end of the following fiscal quarters, of not more than:

		    Fiscal		       	   Consolidated
		Quarters Ending			      Losses

		April 30, 1996	   	  	 	   $600,000.00
		July 31, 1996	                  $700,000.00
		October 31, 1996		   	   $600,000.00

	A Debt Service Coverage Ratio of not less than 2.00:1.00 tested as of October 31, 1997 and the end of each fiscal quarter thereafter based upon the fiscal quarter tested and the three (3) fiscal quarters immediately preceding such fiscal quarter on a rolling four quarters basis;

	A Borrowing Base such that the amount of the Borrower's outstanding Revolving Credit Loan will not, at any time, exceed its Borrowing Base; and

 	The Borrower, the Guarantors and the Subsidiaries will each, when requested to do so, make available for inspection by duly authorized representatives of the Lender any of its books and records and will furnish the Lender any information regarding its business affairs and financial condition reasonably requested by the Lender within a reasonable time after written request therefor;

	The Borrower, the Guarantors and the Subsidiaries will each take all necessary steps to preserve its corporate existence and franchises and comply with all present and future Laws applicable to it in the operation of its business, and all material agreements to which it is subject;

	The Borrower, the Guarantors and the Subsidiaries will each collect its Accounts and sell its Inventory only in the ordinary course of business;

	The Borrower, the Guarantors and the Subsidiaries will each keep accurate and complete Records of its Accounts, Inventory, and Equipment consistent with sound business practices;

	The Borrower, the Guarantors and the Subsidiaries will each give immediate notice to the Lender of (1) any litigation or proceeding in which it is a party if an adverse decision therein would require it to pay more than $25,000.00, or deliver assets the value of which exceeds such sum (whether or not the claim is considered to be covered by insurance); and (2) the institution of any other suit or proceeding involving it that might materially and adversely affect its operations, financial condition, propert

	Within ten (10) days after the filing thereof, the Borrower and the Guarantors will furnish the Lender upon request with copies of federal income tax returns filed by the Borrower or any Guarantor;

	The Borrower, the Guarantors and the Subsidiaries will each (a) pay immediately, from the proceeds of the initial disbursement of the Revolving Credit Loan at the Closing, its outstanding Indebtedness to the Lender and cause all security therefor or in respect thereof to be assigned to the Lender, and (b) pay when due (or within applicable grace periods) all of its other Indebtedness due third Persons except when the amount thereof is being contested in good faith by appropriate proceedings and with adequa
 Subordinated Indebtedness except in strict compliance with all of the terms of subordination thereof theretofore approved in writing by the Lender. If default be made by the Borrower or any Guarantor or Subsidiary in the payment of any principal (or installment thereof) of, or interest on, any such Indebtedness, the Lender shall have the right, in its discretion, to pay such interest or principal for the account of the Borrower or such Guarantor or Subsidiary and be reimbursed by the Borrower or such Gua

	The Borrower, the Guarantors and its Subsidiaries will each notify the Lender immediately if it becomes aware of the occurrence of any Event of Default or of any fact, condition, or event that only with the giving of notice or passage of time or both, could become an Event of Default or if it becomes aware of any material adverse change in the business prospects, financial condition (including, without limitation, proceedings in bankruptcy, insolvency, reorganization, or the appointment of a receiver or tr r, any Guarantor or any Subsidiary to observe any of their respective undertakings hereunder or under the Collateral Documents;

	The Borrower, the Guarantors and its Subsidiaries will each notify the Lender thirty (30) days in advance of any change in the location of any of its places of business or of the establishment of any new, or the discontinuance of any existing, place of business;

	The Borrower, the Guarantors  and the Subsidiaries will each (1) fund any of its Employee Pension Benefit Plans in accordance with no less than the minimum funding standards of 29 U.S.C.A.  1082 (Section 302 of ERISA); (2)
furnish the Lender, promptly after the filing of the same, with copies of any reports or other statements filed with the United States Department of Labor or the Internal Revenue Service with respect to any such Plan; and (3)
promptly advise the Lender of the occurrence of any Reportabl

	The Borrower and the Guarantors shall each maintain their primary operating accounts, to the extent in existence,  with the Lender until such time as the
 Loans are paid in full;

	The Borrower and the Guarantors shall each permit the Lender and its agents to conduct periodic audits and account debtor inquiries with respect to outstanding balances of Accounts  and field audits on any premises occupied by the Borrower or on which any Collateral is located and shall pay to the
Lender its reasonable costs and expenses related to each such audit; and

	The Borrower shall cause the Equity Injection to be completed on or before six (6) months from the date of this Agreement.

	Negative Covenants.

	The Borrower and the Guarantors do hereby individually and collectively covenant and agree with the Lender that, so long as any of the Obligations remain unsatisfied or any commitments hereunder remain outstanding, they will comply, or if appropriate cause the Subsidiaries to comply, at all times with the following negative covenants, unless otherwise indicated herein or the Lender shall otherwise have agreed in writing:

	Neither the Borrower nor any Guarantor or Subsidiary will enter into any merger, consolidation, reorganization or recapitalization, or reclassify its capital stock nor will the Borrower nor any Guarantor or Subsidiary change its name without thirty days' prior written notice to the Lender;

	Neither the Borrower nor any Guarantor or Subsidiary will sell, transfer, lease, or otherwise dispose of all or (except in the ordinary course of business) any material part of its assets;

	Neither the Borrower nor any Guarantor or Subsidiary will sell, lease, transfer, assign, or otherwise dispose of any of the Collateral (excluding only Collateral which is obsolete and not used in the operation of their businesses) except in the ordinary course of business;

	Neither the Borrower nor any Guarantor or Subsidiary will sell or otherwise dispose of, or for any reason cease operating, any of its divisions, franchises, or lines of business;

	Neither the Borrower nor any Guarantor or Subsidiary will mortgage, pledge, grant, or permit to exist a security interest in, or a lien upon, any of its assets of any kind, now owned or hereafter acquired, except for Permitted
Liens, liens of the Collateral Documents, and existing liens listed on
Exhibit 1.01(G) to the extent shown on such Exhibit 1.01(G) to be permitted to exist after the Closing;

	Neither the Borrower nor any Guarantor or Subsidiary will become liable, directly or indirectly, as guarantor or otherwise for any obligation of any other Person, except for (i) the Guaranties, and (ii) the endorsement of commercial paper for deposit or collection in the ordinary course of business;

	Neither the Borrower nor any Guarantor or Subsidiary will incur, create, assume, or permit to exist any Indebtedness except: (1) the Loans; (2) existing Indebtedness listed on Exhibit 1.01(G) to the extent shown on such
Exhibit 1.01(G) to be permitted to exist after the Closing; (3) trade indebtedness incurred in the ordinary course of business (provided, however, that neither the Borrower nor any Subsidiary may acquire inventory other than for cash or on open account except as expressly approved in writi lease obligations permitted by Section 6.02(L); (6) Indebtedness secured by
Permitted Liens; (7) Subordinated Indebtedness; (8) Indebtedness permitted pursuant to Section 6.01(E); (9) Indebtedness in respect of judgments or awards that have been in force for less than the applicable period for taking an appeal so long as execution is not levied thereunder or in respect of which the Borrower or such Subsidiary shall at the time in good faith be prosecuting an appeal or proceedings for review and in respect ss pursuant to warranties of products or services issued in the ordinary course of business of the Borrower or any Guarantor.

	Neither the Borrower nor any Guarantor or Subsidiary (other than a wholly owned Subsidiary of the Borrower) will declare or pay any dividends, or make any other payment or distribution on account of its capital stock nor make any assignment or transfer of Accounts, or, other than in the ordinary course of business, of Inventory;

	Neither the Borrower nor any Guarantor or Subsidiary will form any subsidiary, make any investment in (including any assignment of Inventory or other property), or make any loan in the nature of an investment to, any Person, which shall exceed the aggregate amount of $500,000.00, other than investments of the Borrower in the Subsidiaries listed on Exhibit 5.01(A);

	Neither the Borrower nor any Guarantor or Subsidiary will make any loan or advance to any officer, shareholder, director, or employee of the Borrower or any Guarantor or Subsidiary, except for business travel and similar temporary advances in the ordinary course of business;

	Excepting the Indebtedness evidenced by the Equipment Note, neither the Borrower nor any guarantor or Subsidiary shall have outstanding at any one time Indebtedness exceeding the aggregate amount of $150,000.00 in connection with the purchase or lease of Consolidated Fixed Assets; as used in this paragraph, the term "lease" means a lease that is not capitalized in a consolidated balance sheet of the Borrower and the Subsidiaries and should not be so capitalized under GAAP;

  Neither the Borrower nor any Guarantor or Subsidiary will purchase or otherwise invest in or hold securities, nonoperating real estate, or other nonoperating assets except: (1) direct obligations of the United States of America, or of a bank with assets of not less than $20,000,000,000.00 or other investments approved in advance in writing by the Lender; (2) the present investment in any such assets held as of October 31, 1994 and reflected in the Financial Statements; and (3) operating assets that herea

	Excepting the transactions entered into in connection with the Equity Injection or the matters disclosed in Exhibit 6.02(M) attached hereto, neither the Borrower nor any Guarantor or Subsidiary will redeem, purchase, or retire any of its capital stock or purchase or retire for any consideration, any warrant, right, or option pertaining thereto or other security convertible into any of the foregoing, or permit (i) with respect to the stock of the Borrower, any redemption or retirement of the outstanding to the stock of any Guarantor or Subsidiary, any transfer, sale, redemption, retirement other change in the ownership of the outstanding capital stock of any Guarantor or Subsidiary;

	Neither the Borrower nor any Guarantor or Subsidiary will prepay any Subordinated Indebtedness, Indebtedness for borrowed money except the Obligations, or Indebtedness secured by any of its assets (except the Obligations), or enter into or modify any agreement as a result of which the terms of payment of any of the foregoing Indebtedness are waived or modified;

	Neither the Borrower nor any Guarantor or Subsidiary will enter into any sale-leaseback transaction;

	Neither the Borrower nor any Guarantor or Subsidiary will acquire or agree to acquire any stock in, or all or substantially all of the assets of, any Person other than the Borrower and subject to the provisions of Section 6.02
(I) hereof;

	Neither the Borrower nor any Guarantor or Subsidiary will furnish the Lender any certificate or other document that will contain any untrue statement of material fact or that will omit to state a material fact necessary to make it not misleading in light of the circumstances under which it was furnished;
and

	Neither the Borrower nor any Guarantor or Subsidiary will directly or indirectly apply any part of the proceeds of the Loans to the purchasing or carrying of any "margin stock" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System, or any regulations, interpretations, or rulings thereunder.


0  DEFAULT

	Events of Default.

	The occurrence of any one or more of the following events shall constitute an Event of Default hereunder:

	The Borrower or any Guarantor shall fail to pay when due any of its Obligations to pay money to the Lender;

	The Borrower or any Guarantor or Subsidiary shall fail to observe or perform any of its Obligations other than payment of money to be observed or performed by it hereunder, under any of the Collateral Documents or otherwise, and such failure shall continue for fifteen (15) days after (1) notice of such failure from the Lender; or (2) the Lender is notified of such failure or should have been so notified pursuant to the provisions of Section 6.01(O), whichever is earlier;

	The Borrower or any Guarantor or Subsidiary shall fail to pay any Indebtedness exceeding the aggregate amount of $50,000.00 due any third Persons, and such failure shall continue beyond any applicable grace period, or the Borrower or any Subsidiary shall suffer to exist any other event of default under any agreement binding upon the Borrower or any Guarantor or Subsidiary;

	Any financial statement, representation, warranty, or certificate made or furnished by or with respect to the Borrower or any Guarantor or Subsidiary to the Lender in connection with this Agreement, or in any separate statement or document to be delivered to the Lender hereunder, shall be materially false, incorrect, or incomplete when made;

	The Borrower or any Guarantor or Subsidiary shall admit its inability to pay its debts as they mature or shall make an assignment for the benefit of itself or any of its creditors;

	Proceedings in bankruptcy, or for reorganization of the Borrower or any Guarantor or Subsidiary, or for the readjustment of any of their respective debts under the Bankruptcy Code, as amended, or any part thereof, or under any other Laws, whether state or federal, for the relief of debtors, now or hereafter existing, shall be commenced against or by the Borrower or any Guarantor or Subsidiary and, except with respect to any such proceedings instituted by the Borrower, any Guarantor or Subsidiary, shall no

	A receiver or trustee shall be appointed for the Borrower or any Guarantor or Subsidiary or for any substantial part of their respective assets, or any proceedings shall be instituted for the dissolution or the full or partial liquidation of the Borrower or any Guarantor or Subsidiary, and except with respect to any such appointments requested or instituted by the Borrower, any
 Guarantor or Subsidiary, such receiver or trustee shall not be discharged within sixty (60) days of his appointment, and except wi ings shall not be discharged within sixty (60) days of their commencement, or the Borrower or any Guarantor or Subsidiary shall discontinue business or materially change the nature of its business, or the Collateral becomes, in the reasonable judgment of the Lender, insufficient in value to satisfy the Obligations, or the Lender otherwise reasonably finds itself insecure as to the prompt and punctual payment and discharge of the Obligations;

	The Borrower or any Guarantor or Subsidiary shall suffer final judgments for payment of money aggregating in excess of $50,000.00 and shall not discharge the same within a period of thirty (30) days unless, pending further proceedings, execution has not been commenced or, if commenced, has been effectively stayed;

	A judgment creditor of the Borrower or any Guarantor or Subsidiary shall obtain possession of any of the Collateral by any means, including (without implied limitation) levy, distraint, replevin, or self-help;

	Any obligee of Subordinated Indebtedness shall fail to comply with the subordination provisions of the instruments evidencing such Subordinated Indebtedness; or

	Any Guarantor shall fail to comply fully with the requirements of, or shall terminate or attempt to terminate, any Guaranty.

	Acceleration.

	At its option, and at any time upon the occurrence of any Event of Default, the Lender may, whether immediately or otherwise, declare all Obligations of the Borrower or any Guarantor to be immediately due and payable without further action of any kind without notice, demand or presentment.


0  THE LENDER'S RIGHTS AND REMEDIES

	The Lender's Rights Upon Default.

	Upon the occurrence of an Event of Default and at any time thereafter, the Lender, without presentment, demand, notice, protest or advertisement of any kind, will have the following rights:

	Account Debtors.

	Upon the occurrence of an Event of Default and at any time thereafter, the Lender may institute a lockbox for the collection of payments and/or notify account debtors, at the Borrower's expense, that the Collateral has been assigned to the Lender and that payments shall be made directly to the Lender.
  Upon request of the Lender, the Borrower will enter into an agreement establishing such a lockbox and/or notify such account debtors that their accounts must be paid to the Lender. Upon the occurrence of an remittances in trust for the Lender and deliver them in kind to the Lender.
The Lender shall have full power to collect, compromise, endorse, sell or otherwise deal with the Collateral or proceeds thereof in its own name or in the name of the Borrower.

 	Possession and Foreclosure of Collateral.

	Upon the occurrence of an Event of Default and at any time thereafter, to the extent that the Borrower could legally do so, the Lender may enter onto, occupy and use any premises owned by the Borrower or in which the Borrower has any interest. The Lender may take possession of all Collateral. In the Lender's sole discretion, the Lender may operate and use the Borrower's equipment, complete work in process and sell inventory without being liable to the Borrower on account of any losses, damage or deprecia deems advisable. The Lender may sell or lease Collateral alone or in conjunction with other property, real or personal, and allocate the sale proceeds or leases among the items of Collateral sold without the necessity of the Collateral being present at any such sale, or in view of prospective purchasers thereof. If notice of sale is legally required, the Borrower agrees that ten (10) days' written notice shall be deemed reasonable. Upon such sale, the Lender may become the purchaser of the whole or any e possession and pay for the Collateral so sold. In case of any such failure, the said Collateral may be resold. Any Collateral remaining unsold after being offered at public auction may be abandoned or disposed of for no consideration in such manner as the Lender deems appropriate.

	In any event, at any time and from time to time the Lender may abandon the Collateral or any part thereof. The Borrower agrees immediately upon demand to take possession of any and all abandoned Collateral and to remove it from any location in the possession of or under the control of the Lender.

	Use of Intellectual Property.

	Upon the occurrence of an Event of Default and at any time thereafter, the Lender may use all or any part of the Borrower's Intellectual Property which the Borrower now has or may hereafter acquire. The Lender may license such Intellectual Property to third parties, seek registration of such Intellectual Property in any state or nation or prosecute pending applications for patent, trademark, or service marks in the Borrower's name in any state or nation.

 	Notification of Default to Third Parties.

	Upon the occurrence of an Event of Default and at any time thereafter, the Lender may notify the Borrower's suppliers, account debtors and other third parties of the default and of any and all decisions made and actions taken by the Lender with respect to this Agreement, the Obligations or the Collateral, without liability of any kind.

	Assembly of Collateral.

	Upon the occurrence of an Event of Default and at any time thereafter, the Lender may require the Borrower to assemble the Collateral in a single location at a place to be designated by the Lender and make the Collateral at all times secure and available to the Lender.

	Right of Set-Off.

	The Lender may, and is hereby authorized by the Borrower and the each Guarantor, at any time and from time to time, to the fullest extent permitted by applicable Laws, without advance notice to the Borrower or any Guarantor (any such notice being expressly waived by the Borrower and each Guarantor), set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and any other indebtedness at any time owing by the Lender to, or for the credit or the account
, now or hereafter existing, whether or not such Obligations have matured and irrespective of whether the Lender has exercised any other rights that it has or may have with respect to such Obligations, including without limitation any acceleration rights. The Lender agrees promptly to notify the
 Borrower after any such set-off and application, provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Lender under this Section 8.07 are in the Lender may have.

	Exercise of Other Remedies.

	Upon the occurrence of any Event of Default and at any time thereafter, the
Lender may exercise the remedies of a Lender afforded by the Uniform
Commercial Code and other applicable law or by the terms of any agreement between the Borrower, any or all of the Guarantors and the Lender.

	Cumulative Rights and Remedies.

	All rights and remedies of the Lender, whether provided for herein or in other agreements, instruments or documents or conferred by law, are cumulative and may be exercised alone or simultaneously.


0  ATTORNEY-IN-FACT

	Attorney-In-Fact.

	Upon the occurrence of an Event of Default and at all time thereafter, the Borrower hereby irrevocably appoints the Lender, or its designee, as the Borrower's true and lawful attorney-in-fact, with full power as follows: (1)
 to endorse the name of the Borrower on any assignments, notes, checks, drafts, money orders, or other instruments of payment for Collateral; (2) to sign or endorse the name of the Borrower on any negotiable instrument, invoice, freight or express bill, bill of lading, storage or wareh adjust, settle and cancel, in the Borrower's name, insurance policies as required by Section 6.01(D) and to sign the Borrower's name on settlement checks or drafts; (4) in the Borrower's name, to do any act which this Agreement requires Borrower to do, and, (5) to give notice to the United
States Post Office to effect changes of address so that mail addressed to the
 Borrower may be delivered directly to the Lender. In exercising this power-of-attorney, the Lender shall not be liable to the extent that it


0  MISCELLANEOUS


 Construction.

	The provisions of this Agreement shall be in addition to those of any guaranty, pledge or security agreement, note, or other evidence of liability now or hereafter held by the Lender, all of which shall be construed as complementary to each other. Nothing herein contained shall prevent the Lender from enforcing any or all other guaranty, pledge or security agreements, notes, or other evidences of liability in accordance with their respective terms.

 Further Assurances.

	From time to time, the Borrower and each Guarantor will execute and deliver to the Lender such additional documents and will provide such additional information as the Lender may reasonably require to carry out the terms of this Agreement and be informed of the status and affairs of the Borrower and each Guarantor.

 Enforcement and Waiver by the Lender.

	The Lender shall have the right at all times to enforce the provisions of this Agreement and the Collateral Documents in strict accordance with the terms hereof and thereof, notwithstanding any conduct or custom on the part of the Lender in refraining from so doing at any time or times. The failure of the Lender at any time or times to enforce its rights under such provisions, strictly in accordance with the same, shall not be construed as having created a custom in any way or manner contrary to specific and remedies of the Lender are cumulative and concurrent and the exercise of one right or remedy shall not be deemed a waiver or release of any other right or remedy.

 Expenses of the Lender.

	The Borrower and each Guarantor will, on demand, reimburse the Lender for all expenses, including the reasonable fees and expenses of legal counsel for the Lender, incurred by the Lender in connection with the preparation, administration, amendment, modification, or enforcement of this Agreement and the Collateral Documents and the collection or attempted collection of any of the Obligations.

 Notices.

	Any notices or consents required or permitted by this Agreement shall be in writing and shall be deemed delivered if delivered in person or if sent by certified mail, postage prepaid, return receipt requested, facsimile or telegraph, as follows, unless such address is changed by written notice hereunder:

	If to the Borrower	Luxtec Corporation
		or any Guarantor:	326 Clark Street
						Worcester, MA  01606

			Attention:	President

		With a copy to:	Victor J. Paci, Esquire
						Bingham, Dana & Gould
						150 Federal Street
						Boston, MA  02110


	If to the Lender:	The First National Bank of Boston
						100 Federal Street
						Boston, MA  02110

			Attention:	Senior Commercial Loan Officer

		With a copy to:	The First National Bank of Boston
						100 Front Street
						Worcester Tower
						Worcester, MA  01608-1438

			Attention:	Senior Commercial Loan Officer

 			and to:		George W. Tetler, III, Esquire
						Bowditch & Dewey
						311 Main Street
						Worcester, MA  01608

 Waiver and Indemnification by the Borrower and the Guarantors.

	To the maximum extent permitted by applicable Laws, the Borrower and the
Guarantors:

	Waive (1) protest of all commercial paper at any time held by the Lender on which the Borrower or any Guarantor is in any way liable; (2) except as the same may herein be specifically granted, notice of acceleration and of intention to accelerate; and (3) notice and opportunity to be heard, after acceleration in the manner provided in Section 7.02, before exercise by the
Lender of the remedies of self-help, set-off, or of other summary procedures permitted by any applicable Laws or by any agreement with th ther action taken by the Lender; and

	Indemnify the Lender and its officers, attorneys, agents, and employees from all claims for loss or damage related to this Agreement, the Loans, the
Collateral Documents, the transactions contemplated thereby, the Lender's enforcement of its rights with respect thereto  or the relationship by and among the Lender, the Borrower and each Guarantor caused by any act or omission on the part of any of them except willful misconduct.

 Participation.

	Notwithstanding any other provision of this Agreement, the Borrower and each
 Guarantor understands that the Lender may at any time enter into participation agreements with one or more participating banks whereby the
Lender will allocate certain percentages of its commitment to them.  The
Borrower and each Guarantor acknowledge that, for the convenience of all parties, this Agreement is being entered into with the Lender only and that its obligations under this Agreement are undertaken for the benefit of, a antor hereby grant to each such participating bank, to the extent of its participation in the Loans, the right to set off deposit accounts maintained by the Borrower and the each Guarantor with such bank.

 Waiver of Jury Trial.

	THE BORROWER, EACH GUARANTOR AND THE LENDER WAIVE THEIR RESPECTIVE RIGHTS TO
 A TRIAL BY JURY, WITH RESPECT TO ANY SUIT, ACTION OR PROCEEDING, WHETHER
CLAIM OR COUNTERCLAIM, BROUGHT OR INSTITUTED BY ANY PARTY TO THIS AGREEMENT
OR ANY OF THEIR SUCCESSORS AND ASSIGNS, WHICH RELATES DIRECTLY OR INDIRECTLY
TO  THIS AGREEMENT, THE LOANS, THE COLLATERAL DOCUMENTS OR THE RELATIONSHIP
BY AND AMONG THE LENDER, THE BORROWER AND/OR THE ANY OR ALL OF THE GUARANTORS.

 Applicable Law.

This Agreement is entered into and performable in the Commonwealth of Massachusetts and shall be subject to and construed and enforced in accordance with the laws of the Commonwealth of Massachusetts.

 Binding Effect, Assignment, and Entire Agreement.

	This Agreement shall inure to the benefit of, and shall be binding upon, the respective successors and permitted assigns of the parties hereto.  Neither the Borrower nor any Guarantor has any right to assign any of its rights or obligations hereunder without the prior written consent of the Lender.  This
Agreement, including the Exhibits hereto, all of which are hereby incorporated herein by reference, and the documents executed and delivered pursuant hereto, constitute the entire agreement between the par

 Severability.

	If any provision of this Agreement shall be held invalid under any applicable Laws, such invalidity shall not affect any other provision of this
 Agreement that can be given effect without the invalid provision, and, to this end, the provisions hereof are severable.

 Counterparts.

	This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original, but all of which together shall constitute but one and the same instrument.


	IN WITNESS WHEREOF, the parties hereto have duly executed this Agreement as a sealed instrument as of the day and year first above written.

						LUXTEC CORPORATION


ar first above written.

						LUXTEC CORPORATION


_______________________	    	By:_____________________________ Witness
Its President


 						FIBER IMAGING TECHNOLOGIES, INC.


_______________________	    	By:_____________________________ Witness
Its President


						CATHTEC INCORPORATED


_______________________	    	By:_____________________________ Witness
Its President


						CARDIODYNE, INC., f/k/a LUXTEC CD
						ACQUISITION CO., INC.


_______________________		By:_____________________________
						   Its President


						THE FIRST NATIONAL BANK OF BOSTON



________________________		By:_____________________________
Witness				        Its Vice President





	EXHIBIT 1.01(C)




	EXHIBIT 1.01(E)




	EXHIBIT 1.01(C) (con't.)




	EXHIBIT 1.01(C) (con't.)