Form 10-K/A
period 1995-10-31
LUXTEC CORP /MA/
filed 1996-02-28
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                            FORM 10-K/A
                                          Amendment No. 1

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

   Documents Incorporated by Reference                    Form 10-K Reference
                 None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LUXTEC CORPORATION

     The following  table sets forth , with respect to the members of the Luxtec
Board and management of the Company, (i) the name, age and length of service as a director or executive officer, (ii) the principal occupation and business experience of such person for at least the past five years, (iii) the names of other companies of which such person currently serves as a director or executive officer, and (iv) the amount and percentage of Luxtec Common Stock owned by each such person as of February 29, 1996. The address for each person listed below is c/o the Company at 326 Clark Street, Worcester, Massachusetts 01606-1214.



                                                                            Amount of       Percent of
                       Position and Offices with the Company and Other    Common Stock     Common Stock
        Name              Business Experience During Last Five Years     Owned Directly    Outstanding
---------------------- ------------------------------------------------- ---------------- ---------------
James Berardo               James  Berardo  has been a Director  of the    155,520 (1)        6.36%
  Age 36               Company  since  1995.  Mr.   Berardo   currently
                       serves as  President  of  Darlco,  Inc.,  a real
                       estate  development  and  investment  management
                       company.  Mr.  Berardo  joined  Darlco  in 1986,
                       serving in various  financial  capacities  prior
                       to  assuming  his  current  position  in  March,
                       1995.  Mr.  Berardo is a member of the Audit and
                       Compensation   Committees   of  the   Board   of
                       Directors.

Paul Epstein                Paul Epstein  joined the Company in 1995 as    166,894 (2)        6.82%
  Age 65               Vice  President  of  Business   Development  and
                       Strategic   Planning   and   a   Director.   Mr.
                       Epstein,  a  co-founder  of  CardioDyne,   Inc.,
                       served as  Chairman,  Vice  President  and Chief
                       Financial  Officer from the time of CardioDyne's
                       founding  in  February,  1989  until the  merger
                       with Luxtec in  October,  1995  Previously,  Mr.
                       Epstein  co-founded   Electronic  Image  Systems
                       Corporation,   Brattle  Instrument   Corporation
                       and,  most  recently,   Omni-Flow,  Inc.,  which
                       introduced   the  first   multiple   medication,
                       programmable  infusion  pump and was acquired by
                       Abbott  Laboratories  in 1989. Mr. Epstein holds
                       B.S.  and M.S.  degrees in Chemical  Engineering
                       and a B.S.  degree in Business  Management  from
                       MIT.  Mr.  Epstein  has  been  jointly   awarded
                       eleven  patents in the  medical  instrumentation
                       and communication fields.

Lynn K. Friedel             Lynn K.  Friedel has been a Director of the       1,500             *
  Age 46               Company  since  1988.  Since 1994,  Ms.  Friedel
                       has been Vice  President of IQ Systems,  Inc., a
                       semiconductor  company  based  in  Newtown,  CT.
                       Ms.    Friedel   was   employed   at   Termiflex
                       Corporation of Merrimack,  NH, a manufacturer of
                       hand  held  computer  terminals,  from  1986  to
                       1993, most recently as Vice President,  Finance,
                       Administration  and  Manufacturing.  Ms. Friedel
                       is  a  member  of  the  Audit  and  Compensation
                       Committees of the Board of Directors.








                                                                            Amount of       Percent of
                       Position and Offices with the Company and Other    Common Stock     Common Stock
        Name              Business Experience During Last Five Years     Owned Directly    Outstanding
---------------------- ------------------------------------------------- ---------------- ---------------
James W. Hobbs              James  W.   Hobbs   was   elected   to  the       4,500             *
  Age 47               positions of President,  Chief Executive Officer
                       and  Director  in  1993.  Mr.  Hobbs  was  Chief
                       Executive  Officer  of Graylyn  Associates  from
                       1992 to 1993.  Graylyn  was an  investment  firm
                       founded  by Mr.  Hobbs to invest in early  stage
                       medical  technology.   Prior  to  Graylyn,   Mr.
                       Hobbs   served  as  the   President   and  Chief
                       Executive  Officer  of  Genica   Pharmaceuticals
                       from 1990 to 1992. Genica  Pharmaceuticals  is a
                       corporation  engaged in providing new diagnostic
                       assays and conducting  therapeutic  research for
                       neurological  disorders.   Mr.  Hobbs  was  with
                       Johnson and Johnson Professional  Diagnostics as
                       Vice President and General  Manager from 1985 to
                       1989.  Mr.  Hobbs is a member of the  Nominating
                       Committee of the Board of Directors.

Patrick G. Phillipps        Patrick  Phillipps  joined  the  Company in    225,064 (3)        9.20%
  Age 50               1995  as Vice  President  of  Engineering  and a
                       Director.   Mr.   Phillipps,   a  co-founder  of
                       CardioDyne,  Inc., served as President and Chief
                       Executive  Officer from the time of CardioDyne's
                       founding  in  February,  1989  until the  merger
                       with Luxtec in October,  1995.  Previously,  Mr.
                       Phillipps founded the Engineering  Department of
                       Lifeline Systems,  Inc., where he served as Vice
                       President   of   Engineering   and  oversaw  the
                       development   and    introduction   of   a   new
                       generation   of   Lifeline's    hospital   based
                       emergency  call  system  for  home  use  by  the
                       elderly.  Mr.  Phillipps holds an S.B. degree in
                       Electrical  Engineering  from  MIT and has  been
                       jointly  awarded  over a  dozen  patents  in the
                       medical monitoring and related fields.

Samuel M. Stein             Samuel  Stein  is  Vice  President,   Chief       1,300             *
  Age 56               Financial   Officer,   Treasurer  and  Assistant
                       Clerk of the  Company.  Mr.  Stein    joined the
                       Company in October, 1993 as  Vice  President  of
                       Finance  and  Chief  Financial  Officer and  was
                       elected to the further offices  of Treasurer and
                       Assistant  Clerk during 1994. From 1990 to 1993,
                       Mr.  Stein   was   employed   as  the  Corporate
                       Controller  of  Great American Software,   Inc.,
                       an accounting software manufacturer.

Thomas J. VanderSalm        Dr. Thomas  VanderSalm  has been a Director      48,700(4)         1.99%
  Age 55               of the Company  since 1984.  Dr.  VanderSalm  is
                       Chief of Cardio Thoracic  Surgery and has been a
                       Professor  of  Surgery  at  the   University  of
                       Massachusetts  Medical  School in Worcester,  MA
                       since 1970.  Dr.  VanderSalm  is a member of the
                       Audit and  Compensation  Committees of the Board
                       of Directors.









                                                                            Amount of       Percent of
                       Position and Offices with the Company and Other    Common Stock     Common Stock
        Name              Business Experience During Last Five Years     Owned Directly    Outstanding
---------------------- ------------------------------------------------- ---------------- ---------------
Louis C. Wallace            Louis C.  Wallace  has been a  Director  of      19,231             *
  Age 55               the  Company  since  1989.  Mr.  Wallace  is the
                       founder  and  President  of  Specialty  Surgical
                       Instrumentation,  Inc. (S.S.I.),  a manufacturer
                       and   distributor   of   surgical   instruments.
                       S.S.I.  was  established  in  Nashville,  TN  in
                       1976.   Mr.   Wallace   is  a   member   of  the
                       Compensation  and  Nominating  Committees of the
                       Board of Directors.

Executive Officers and                                                      622,709           25.46%
Directors as a group
(8 persons)

=======================================================================
                  *Indicates less than 1.0%
(1) Mr. Berardo owns, as trustee of various trusts, 154,520 shares of the Company's Common Stock.
(2) Mr. Epstein owns 84,676 shares in his name and may be deemed to be the beneficial owner of 82,218 shares in the name of his wife, Mary Epstein.
(3) Mr. Phillipps owns 118,159 shares in his name and may be deemed to be the beneficial owner of 106,905 shares in the name of his wife, Janice B. Phillipps.
(4) The 45,700 shares of the Company's Common Stock owned of record and beneficially by Thomas J. Vander Salm includes 32,000 shares of the Company's Common Stock owned of record by the trustees of the Vander Salm Family Trust, of which he may be deemed to be a beneficial owner.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth certain compensation information for the fiscal years ended October 31, 1995, 1994 and 1993 of those persons who were at October 31, 1995: (i) the Chief Executive Officer and the other named executive officers of the Company and (ii) the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000.

                           Summary Compensation Table

                                                                                   Long-Term
                                                                                 Compensation
                                          Annual Compensation                       Awards


                                   ---------------------------------- ------------------------------------
    Name and            Fiscal                                                               All Other
Principal Position       Year          Salary($)        Bonus($)       Options (#)     Compensation ($)
------------------       -----         ---------        --------       -----------     ----------------

James Hobbs             1995           $154,827          $23,500         50,000               --
  President, CEO and    1994           $154,903          $16,000            0                 --
    Director            1993           $115,385            --            50,000               --

Samuel M. Stein         1995            $86,716          $21,750         40,000               --
   CFO and Treasurer    1994            $83,366            --               0                 --
                        1993            $4,904             --            10,000               --

David Mutch             1995            $86,827          $21,750         40,000               --
   VP Marketing and     1994            $83,768          $17,000            0                 --
    Sales               1993            $76,924            --            10,000               --


The following two tables disclose, for the Chief Executive Officer and the other named executives, information regarding stock options granted or exercised during, or held at the end of Fiscal Year 1995 pursuant to the Company's stock option plan.

                              OPTION GRANTS IN LAST FISCAL YEAR
                                      Individual Grants
-----------------------------------------------------------------------------------------------
                     Number of                                       Potential Realizable Value
                    Securities    Percent of                         at Assumed Annual Rates of
                    Underlying   Total Options  Exercise             Stock Price Appreciation for
                      Options     Granted to    or Base                     Option Term
                      Granted    Employees in   Price     Expiration
Name                   (#)(1)     Fiscal Year   ($/Share)     Date       5% ($)        10% ($)
------------------- ------------ ------------- ---------- ----------- ----------------------------

James W. Hobbs        50,000         38%         $4.63     12/8/04       $145,500       $369,000

Samuel M. Stein       40,000         31%         $4.63     12/8/04       $116,500       $295,000

David Mutch           40,000         31%         $4.63     12/8/04       $116,500       $295,000


=================== ============ =============

(1) Grants under the Company's 1992 Stock Option Plan, as amended. Exercises of the options to purchase shares are permitted as determined by the
    Compensation Committee upon initial grant. Such options are not transferable, other than by will or the laws of descent and distribution.


                          Aggregated Option Exercises in Last Fiscal Year

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
----------------------------------------------------------------------------------------------------
                                             Number of Securities         Value of Unexercised
                                             Underlying Unexercised       In-The-Money Options at
                                             Options at 10/31/95 (#)      October 31, 1995 ($) (1)
--------------- -------------- ------------- ---------------------------- --------------------------
                   Shares
                 Acquired on      Value
Name            Exercise (#)   Realized ($)  Exercisable  Unexercisable   Exercisable/Unexercisable
--------------- -------------- ------------- ------------ --------------- --------------------------

James Hobbs           -             -          30,000         70,000       $82,500      $55,000

Samuel Stein          -             -           4,000         46,000       $ 9,480      $14,220

David Mutch           -             -           4,000         46,000       $ 9,480      $14,220

=============== ==============

(1) Value is based on the closing sale price of the Common Stock as of October 31, 1995 ($4.00) minus the exercise price. Mr. Hobbs has a total of 50,000 in-the-money options with an exercise price of $1.25 each. Mr. Stein and Mr. Mutch each have a total of 10,000 in-the-money options with an exercise price of $1.63 each.

Executive Employment Agreements

     The Company has entered into an employment agreement with James W. Hobbs, pursuant to which the Company has agreed to employ Mr. Hobbs as President and Chief Executive Officer. The agreement with Mr. Hobbs was entered into on June 10, 1993 with an initial term of one year with automatic renewals for successive terms of one year each unless either party gives notice of intention not to renew. The Compensation Committee of the Luxtec Board set Mr. Hobbs' base salary for 1995 at $162,000 and for 1996 at $168,500. Mr. Hobbs is entitled to receive an annual bonus in cash and/or equity of the Company from an annual bonus pool based, in Fiscal Year 1995, on 1.5% of the net sales of the Company, with such bonus to be determined by the Compensation Committee. Factors taken into account by the Compensation Committee in determining bonuses include return on investment, net sales, and net income compared to the business plan. Although there is no maximum percentage bonus, 30% of base salary is the expected guideline. Mr. Hobbs is entitled to severance pay in an amount equal to six months of his then current annual salary if his employment is terminated by (i) the Company without cause or (ii) Mr. Hobbs for Good Reason (as defined in the agreement).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

     The following table sets forth as of February 21, 1996, the name of each person who, to the knowledge of the Company, owned beneficially more than 5% of the shares of Common Stock of the Company outstanding at such date, the number of shares owned by each of such persons and the percentage of the outstanding shares represented thereby.

    Name and Address               Amount and Nature of           Percentage of
    of Beneficial Owner            Beneficial Ownership                Stock
                                                                   Outstanding

     James Berardo                     154,520 (1)                     6.36%
     6624 Fannin Suite 2700
     Houston, TX  77030

     Denton A. Cooley, MD              352,378                         14.41%
     6624 Fannin, Suite 2700
     Houston, TX  77030

     Paul Epstein                      166,894 (2)                      6.82%
     95 Clinton Road
     Brookline, MA  02146

     Rita Kloots                       155,100                          6.34%
     Box 1077
     Sturbridge, MA  01566

     Patrick G. Phillips               225,064 (3)                      9.20%
     224 Old County Road
     Lincoln, MA  01773

(1) Mr. Berardo owns, as trustee of various trusts, 155,520 shares of the Company's Common Stock.

(2) Mr. Epstein owns 84,676 shares in his name and may be deemed to be the beneficial owner of 82,218 shares in the name of his wife, Mary Epstein.

(3) Mr. Phillipps owns 118,159 shares in his name and may be deemed to be the beneficial owner of 106,905 shares in the name of his wife, Janice B. Phillipps.

                               LUXTEC CORPORATION
                                October 31, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 28th day of February, 1996.


                                                     LUXTEC CORPORATION

                                                     by
                                                     James W. Hobbs, President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

 Signature                          Title                      Date


                                 President, Chief
James W. Hobbs                   Executive Officer


                                 Chief Financial
Samuel M. Stein                  Officer, Treasurer
                                 Assistant Clerk