Form 10-Q
period 1996-01-31
LUXTEC CORP /MA/
filed 1996-03-15
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  0-14961B

                               LUXTEC CORPORATION
             (Exact name of registrant as specified in its charter)

           Massachusetts                               04-2741310
   (State or other jurisdiction of                   (I.R.S.Employer
   incorporation or organization)                   IdentificationNo.)

           326 Clark Street, Worcester, Massachusetts      01606
            (Address of principal executive offices)     (Zip code)

            (Registrant's telephone number, including area code)
                                (508) 856-9454


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  __X__  No  _____

Indicate the number of shares outstanding for each of the issuer's classes of Common Stock, as of the latest practicable date.

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 14, 1996, was 2,445,398.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                               Page No.

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
         January 31, 1996 and October 31, 1995                   3

         Consolidated Condensed Statements of Operations -
         Three months ended January 31, 1996 and
         January 31, 1995                                        4

         Consolidated Condensed Statements of Cash Flows -
         Three months ended January 31, 1996 and
         January 31, 1995                                        5

         Notes to Consolidated Condensed Financial Statements    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     7

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                        9

Item 5.  Other Information                                        9

Item 6.  Exhibits and Reports on Form 8-K                        11

Signatures                                                       12

                             LUXTEC CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                          January 31,               October 31,
                                                             1996                       1995
                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $          -              $           11,721
   Accounts receivable                                        1,307,335                  1,534,267
   Inventories                                                1,961,484                  1,696,001
   Prepaid expenses                                             133,987                     82,738
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          3,402,806                  3,324,727
---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                  1,914,495                  1,910,189
ACCUMULATED DEPRECIATION                                     (1,450,998)                (1,409,960)
---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                      463,497                    500,229
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                    276,470                    297,087
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                          $       4,142,773         $        4,122,043
===================================================================================================


                           LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                           $       1,520,307         $        1,730,308
   Accounts payable                                           1,135,870                  1,553,869
   Accrued expenses                                             252,651                    639,969
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             $       2,908,828         $        3,924,146
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
SUBORDINATED DEBT                                     $       1,000,000         $          -
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                     $       3,908,828         $        3,924,146
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,436,541 shares in
          1995 and 2,445,398 shares in 1996                      24,454                     24,365
   Additional paid-in capital                                 7,158,388                  7,141,576
   Accumulated deficit                                      (6,948,897)                (6,968,044)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      233,945                    197,897
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    $         4,142,773       $          4,122,043
===================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED

                                                                January 31,         January 31,
                                                                   1996                1995
--------------------------------------------------------------------------------------------------

NET SALES                                                  $         1,988,903  $       1,630,316
COST OF SALES                                                        1,073,500            869,332
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                           915,403            760,984
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                                             410,723            378,656
   Research and development                                            130,520            185,287
   General and administrative                                          321,714            307,241
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                               862,957            871,184
--------------------------------------------------------------------------------------------------

 INCOME (LOSS) FROM OPERATIONS                                          52,446          (110,200)

OTHER EXPENSES, NET                                                   (32,267)           (15,193)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                                       20,179          (125,393)
PROVISION FOR INCOME TAXES                                               1,032              -
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $            19,147  $       (125,393)
==================================================================================================
NET INCOME (LOSS) PER COMMON
     AND COMMON EQUIVALENT SHARE                           $              0.01  $          (0.08)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                              2,578,259          1,494,542
==================================================================================================



See Notes to Consolidated Condensed Financial Statements.

                                    LUXTEC CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                             THREE MONTHS ENDED

                                                                     January 31,            January 31,
                                                                         1996                   1995
--------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                $           19,147     $        (125,393)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH USED BY OPERATING ACTIVITIES:

Depreciation and amortization                                                41,038                 39,013
Provision for uncollectible accounts receivable                               7,500                  2,500
Changes in current assets and liabilities:
     Decrease in accounts receivable                                        219,432                552,564
     (Increase) in inventories                                            (265,483)              (429,018)
     (Increase) in prepaid expenses                                        (51,249)               (45,845)
     Increase (decrease) in accounts payable                              (417,999)                 30,246
     (Decrease) in accrued expenses                                       (387,318)              (285,926)
--------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                         (854,079)              (136,466)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                     (834,932)              (261,859)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                    ( 4,306)                (9,340)
     (Increase) decrease in other assets                                     20,617                (13,877)
-------------------------------------------------------------------------------------------------------------------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                             16,311                (23,217)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (repayments) on revolving credit arrangement          (210,001)                288,444
     Issuance of long-term debt                                           1,000,000                  -
     Employee stock purchase                                                 16,901                 19,669
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   806,900                308,113
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (11,721)                 23,037

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               11,721                 10,329

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $            -         $           33,366
====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                  January 31, 1996           October 31, 1995
         ----------------------------------------------------------------------
         Raw material                 $ 1,320,985              $   978,477
         Work in process                  108,842                  203,833
         Finished goods                   531,657                  513,691
         ----------------------------------------------------------------------
         Total                        $ 1,961,484               $ 1,696,001
         ----------------------------------------------------------------------

3)  Revolving Line of Credit

      The Company has a $2,500,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.75% at January 31, 1996) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1997.

      The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus
 .5%. Borrowings under this facility are secured by substantially all assets of the Company. As of January 31, 1996, there are no borrowings outstanding under the equipment facility. The equipment facility agreement expires on March 31, 1997.

4)  Private Placement

      On December 18, 1995, the Company issued Senior Subordinated Notes (the Notes) to an investor for $1,000,000 in cash. Interest accrues on the Notes at the rate of 8% per annum and is payable annually in arrears. Principal on the Notes is due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to the investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3, adjusted for certain dilutive events, as defined.

                               LUXTEC CORPORATION
ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

RESULTS OF OPERATIONS

      Net sales for the three months ended January 31, 1996 were $1,988,903 compared to $1,630,316 for the same period in fiscal 1995, an increase of 22%. Although all major sales channels were ahead of last year, the international market was particularly strong showing a 37% sales increase between periods. Additionally, the Company booked its first revenues from the CardioDyne product line.

      Cost of sales for the three months ended January 31, 1996 were $1,073,500, or 54% of net sales, compared with $869,332, or 53% of net sales for the same period in fiscal 1995. Lower margins related to an increasing percentage of net sales derived from shipments to original equipment manufacturers were offset by the favorable impact of contract payments from a license agreement relating to the CardioDyne product line.

      Gross profit was $915,403 or 46% of net sales for the three months ended January 31, 1996, compared to $760,984 or 47% of net sales for the same period is fiscal 1995. Although the Company has continued to face increased competition during the past quarter, overall margins have not changed significantly from the previous year. The Company expects to introduce a line of redesigned products during the second quarter of fiscal 1996 that the Company anticipates will help to maintain historical margin levels.

      Selling expenses were $410,723 for the three months ended January 31, 1996 compared to $378,656 for the same period in fiscal 1995, an increase of 8%. Although the Company continued to invest in various marketing programs, management held total selling costs to a level of growth that was below the growth in sales. The Company plans to introduce the CardioDyne products into the market during fiscal 1996. Therefore, it is unlikely that the Company will maintain selling expense increases at the level shown for the first quarter.

      Research and development expenditures were $130,520 for the three months ended January 31, 1996 compared to $185,287 for the same period in fiscal 1995, a decrease of 30%. The decrease is attributed to the completion of the fiscal 1995 development of a new halogen light source product line and the Mark II line of illuminated and standard telescopes. The Company believes that the introduction of the fiscal 1996 new product plan and the efforts related to the CardioDyne product lines will result in an increased rate of spending for research and development during the remainder of fiscal 1996.

      General and administrative expenses were $321,714 for the three months ended January 31, 1996, compared to $307,241 for the same period in fiscal 1995, representing an increase of 5%. The increase is primarily the result of the costs attributable to the integration of the operations of CardioDyne into the Company.

                               LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1996 the Company had working capital of $ 493,978 compared to negative working capital of $599,419 at October 31, 1995. The major reason for the change from negative working capital to positive working capital was the completion of a private placement of $1,000,000 during the first quarter of fiscal 1996.

      Cash used by operating activities was primarily funded by the private placement of $1,000,000 executed during the quarter. At January 31, 1996 the Company also had an unused $750,000 equipment facility agreement with a bank and had used $1,520,307 from a $2,500,000 revolving credit line.

      The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company may need to consider an additional private placement at some point in the near future.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      The Company is the defendant in a suit brought by Republic Lens Corporation ("Republic") of New Jersey. The suit, filed on September 29, 1995, in United States District Court, District of New Jersey alleges that the Company breached a contract with Republic in which the Company was obliged to use Republic as its sole supplier of components to be used in the development and sale of a product that would result from a patent assigned to the Company by Republic. Republic seeks damages of $2,000,000 together with attorneys' fees and rescission of the contract. The Company believes that the suit is without merit as the Company has not used the patent which is the subject of the suit and the contract. The Chief Executive Officers of the two corporations have orally agreed to a settlement of the suit in which the Company will return the rights to the patent to Republic in return for a release from liability from Republic.


ITEM 5.  Other Information

      When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 Risk Factors and Cautionary Statements

            The Company's revenues and income are derived primarily from the sale of medical devices. The medical device industry is highly competitive. Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

            Another result of competition could be the reduction of average unit prices paid for the Company's products. This could have the impact of reducing the percentage of profit margin available to the Company for its product sales.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 5.  (Continued)

            The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Corporation bring to market in a timely fashion new products and services that meet customers' needs.

            Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

            The Company offers a broad variety of products and services to customers around the world. Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

            The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

            The Company operates in a highly competitive environment and in a highly competitive industry, which includes significant competitive pricing pressures and intense competition for skilled employees.

            The Company offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Company's relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

            The Company does business worldwide in over 50 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Company's financial condition or future results of operations.

            The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Company.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                No Exhibits were required to be filed.

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the quarter ended January 31, 1996.

                               LUXTEC CORPORATION



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                               LUXTEC CORPORATION
                                  (Registrant)







 -----------------                        --------------------------
     Date                                     Samuel M. Stein
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Duly Authorized Executive Officer)