Form 10-Q
period 1996-04-30
LUXTEC CORP /MA/
filed 1996-06-14
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1996

                                                         OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  0-14961B

                           LUXTEC CORPORATION
         (Exact name of registrant as specified in its charter)

    Massachusetts                                       04-2741310
(State or other jurisdiction of                      (I.R.S.Employer
 incorporation or organization)                     Identification No.)

              326 Clark Street, Worcester, Massachusetts  01606
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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 12, 1996, was 2,449,480.

                       LUXTEC CORPORATION


                        TABLE OF CONTENTS



                                                                  Page No.

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            April 30, 1996 and October 31, 1995                          3

         Consolidated Condensed Statements of Operations -
            Six months ended April 30, 1996 and April 30, 1995           4

         Consolidated Condensed Statements of Cash Flows -
            Six months ended April 30, 1996 and April 30, 1995           5

         Notes to Consolidated Condensed Financial Statements            6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                    7

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 5.  Other Information                                               9

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12





                                                    LUXTEC CORPORATION
                                           CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          April 30,                 October 31,
                                                             1996                       1995
- ---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $            2,544         $           11,721
   Accounts receivable                                        1,517,294                  1,534,267
   Inventories                                                2,200,787                  1,696,001
   Prepaid expenses                                             133,404                     82,738
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          3,854,029                  3,324,727
- ---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                  1,989,309                  1,910,189
ACCUMULATED DEPRECIATION                                    (1,524,436)                (1,409,960)
- ---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                      464,873                    500,229
- ---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                    285,969                    297,087
- ---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $        4,604,871         $        4,122,043
===================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                          $        1,899,353         $        1,730,308
   Accounts payable                                           1,260,493                  1,553,869
   Accrued expenses                                             275,456                    639,969
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                     3,435,302                  3,924,146
- ---------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES:
     Long term debt                                              26,818                          0
     Subordinated debt                                        1,000,000                          0
- ---------------------------------------------------------------------------------------------------
LONG TERM LIABILITIES                                         1,026,818                          0
- ---------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             4,462,120                  3,924,146
- ---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value
    Authorized 10,000,000 shares; Issued
    and outstanding - 2,443,286 shares in
   1996 and 2,436,541 in 1995                                    24,433                     24,365
   Additional paid-in capital                                 7,158,409                  7,141,576
   Accumulated deficit                                      (7,040,091)                (6,968,044)
- ---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      142,751                    197,897
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $        4,604,871         $        4,122,043
===================================================================================================


See Notes to Consolidated Condensed Financial Statements.



                                                               LUXTEC CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED

                                                     April 30,        April 30,        April 30,        April 30,
                                                        1996             1995             1996             1995
- ---------------------------------------------------------------------------------------------------------------------

NET REVENUES                                      $    2,232,412  $      2,143,106  $    4,221,315  $      3,773,422
COST OF GOODS SOLD                                     1,180,267         1,081,385       2,253,767         1,950,717
- --------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           1,052,145         1,061,721       1,967,548         1,822,705
- ---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling and marketing                                 551,136           491,182         961,859           869,838
   Research & development                                184,439           165,097         314,959           350,384
   General & administrative                              349,630           357,594         671,344           664,835
- ---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                               1,085,205         1,013,873       1,948,162         1,885,057
- ---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                           (33,060)            47,848          19,386          (62,352)

OTHER EXPENSES, NET                                     (58,134)          (20,123)        (91,433)          (35,316)
- ---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $     (91,194)  $         27,725  $     (72,047)  $       (97,668)
=====================================================================================================================
NET INCOME (LOSS) PER COMMON
     AND COMMON EQUIVALENT SHARE                  $       (0.04)  $           0.02  $       (0.03)  $         (0.07)
=====================================================================================================================

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                     2,441,951         1,481,043       2,441,844         1,490,095
=====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.




                                        LUXTEC CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SIX MONTHS ENDED

                                                                                 April 30,     April 30,
                                                                                    1996          1995
- ------------------------------------------------------------------------------------------------------------

NET LOSS                                                                     $       (72,047)    (97,668)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization                                                         123,666      79,260
Provision for uncollectible accounts receivable                                             0       5,000
Changes in current assets and liabilities:
     Accounts receivable                                                               16,973     112,046
     Inventories                                                                    (504,786)   (414,169)
     Prepaid expenses                                                                (50,666)    (31,083)
     Accounts payable                                                               (293,376)      91,250
     Accrued expenses                                                               (364,513)   (256,036)
- ------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                             (1,072,702)   (511,400)
- ------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                             (79,120)    (57,103)
     Change in other assets                                                             1,928     (8,142)
- ------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (77,192)    (65,245)
- ------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                       169,045     559,904
     Net borrowings on long term debt                                                  26,818           0
     Net borrowings on subordinated debt                                            1,000,000           0
     Employee stock purchase plan                                                      14,456      19,669
     Proceeds from exercise of stock options                                            2,445           0
- ------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           1,212,764     579,573
- ------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH    EQUIVALENTS                               (9,177)       2,928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         11,721      10,329

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $          2,544      13,257
============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                         LUXTEC CORPORATION

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the six months ended April 30, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                April 30, 1996                October 31, 1995
         -----------------------------------------------------------------------

         Raw material            $ 1,552,433                   $   978,477
         Work in process             181,656                       203,833
         Finished goods              466,698                       513,691
         -----------------------------------------------------------------------
         Total                   $ 2,200,787                   $ 1,696,001
         -----------------------------------------------------------------------

3)  Revolving Line of Credit

      The Company has a $2,500,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.25% at April 30, 1996) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1997.

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

RESULTS OF OPERATIONS

      Net revenues for the three months ended April 30, 1996 were $2,232,412 or 4.2% greater than the $2,143,106 reported for the same period in fiscal 1995. For the six months ended April 30, 1996 net revenues increased 11.9% to $4,221,315 from $3,773,422 reported for the same period last year. The year to date sales increase of 11.9% was primarily the result of higher sales in the international and OEM markets for Luxtec products and the royalties recorded during both the first and second quarter for the CardioDyne products.

      Cost of sales for the three months ended April 30, 1996 were $1,180,267 or 52.9% of net revenues, compared with $1,081,385 or 50.5% for the same period in fiscal 1995. For the six month period ended April 30, 1996, cost of sales was $2,253,767 or 53.4% of net revenues compared with $1,950,717 or 51.7% for the same period in fiscal 1995. The increase in cost of sales as a percentage of net revenues was primarily the result of a mix shift toward OEM business, as the domestic distributors reduced orders in anticipation of the new line of Luxtec products introduced during the later part of the second quarter, with significant shipments not beginning until the third quarter of fiscal 1996.

      Gross profit was $1,052,145 or 47.1% of net revenues for the quarter ended April 30, 1996 compared to $1,061,721 or 49.5% for the same period in fiscal 1995. For the six month period ended April 30, 1996 gross profit was $1,967,548 or 46.6% compared with $1,822,705 or 48.3% for the same period in fiscal 1995. The Company has continued to face increased competition during the past quarter. Overall margins as a percent of net revenue are lower primarily because of the mix shift toward lower margin OEM business, partly brought about because of some business interruption while an upgrade to the primary product line of the Company was being developed. The Company introduced a line of redesigned products at the end of the second quarter of fiscal 1996 that the Company anticipates will help to maintain historical margin levels.

      Selling and marketing expenses were $551,136 for the three months ended April 30, 1996 compared to $491,182 for the same period in fiscal 1995, an increase of 12%. For the six month period ended April 30, 1996 selling and marketing expenses were $961,859 compared with $869,838 for the same period in fiscal 1995, an increase of 11%. Marketing activities related to the CardioDyne motion tolerant blood pressure monitor introduction planned for the last half of fiscal 1996, were primarily responsible for the increase in selling and marketing expenses. The level of selling and marketing activities associated with the CardioDyne product introduction are expected to continue to increase throughout fiscal 1996.

                              LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Research and development expenditures were $184,439 for the three months ended April 30, 1996 compared to $165,097 for the same period in fiscal 1995, an increase of 12%. For the six month period ended April 30, 1996 research and development expenditures were $314,959 compared with $350,384 for the same period in fiscal 1995, a decrease of 10%. The second quarter increase resulted from the development of a redesigned line of primary Luxtec products and continuing work on future generations of the CardioDyne product line. The decrease for the first half of fiscal 1996 is attributed to the completion of the fiscal 1995 development of a new halogen light source product line and the Mark II line of illuminated and standard telescopes. The Company believes that the introduction of the fiscal 1996 new product plan and the efforts related to the CardioDyne product lines will result in an increased rate of spending for research and development during the remainder of fiscal 1996.

      General and administrative expenses were $349,630 for the three months ended April 30, 1996, compared to $357,594 for the same period in fiscal 1995, representing a decrease of 2 %. For the six months ended April 30, 1996 general and administrative expenses totaled $671,344 compared to $664,835 during the same period in fiscal 1995, an increase of 1%. The increase is primarily the result of the costs attributable to the integration of the operations of CardioDyne into the Company.

      Interest and other expenses of $58,134 for the three months ended April 30, 1996 compared to $20,123 for the same period in fiscal 1995, an increase of 189%. For the six months ended April 30, 1996 interest and other expenses were $91,433 compared to $35,316 for the same period in fiscal 1995, an increase of 159%. The second quarter and first half increases were the result of higher revolving credit line balances and the issuance of Senior Subordinated Notes to an investor for $1,000,000 in cash. Interest accrues on the Notes at the rate of 8% per annum.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1996 the Company had working capital of $418,727 compared to negative working capital of $599,419 at October 31, 1995. The major reason for the change from negative working capital to positive working capital was the completion of a private placement of $1,000,000 during the first quarter of fiscal 1996.

      Cash used by operating activities was primarily funded by the private placement of $1,000,000 executed during the first quarter. At April 30, 1996 the Company had used $26,818 from a $750,000 equipment facility agreement with a bank and had used $1,899,353 from a $2,500,000 revolving credit line.

      The Company anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, and the completion of a private placement described in the following paragraph.

      The Company is currently in the process of completing a private placement of up to 333,334 units (the "Units"), with each Unit consisting of one (1) share of common stock, $0.01 par value per share (the "Common Stock"), and one Common Stock Purchase Warrant (the "Warrants") for the purchase of one (1) share of Common Stock of the Company at an initial purchase price of $6.00 per share, subject or adjustment. The offering price is $3.00 per Unit. The Units are being placed with primarily outside investors and certain officers and directors of the Company. As of June 12, 1996, the Company had received commitments for 215,888 Units which would result in $647,514 in gross proceeds for the Company.

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

                            LUXTEC CORPORATION


                        PART II. OTHER INFORMATION

ITEM 5.  (Continued)


Factors That May Affect Future Results

      From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act"). The Company cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including but not limited to the following:

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

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the quarter ended April 30, 1996.

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