Form 10-Q
period 1996-07-31
LUXTEC CORP /MA/
filed 1996-09-13
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 31, 1996, was 2,776,981.

                           LUXTEC CORPORATION


                           TABLE OF CONTENTS

                                                                    Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
              July 31, 1996 and October 31, 1995                         3

          Consolidated Condensed Statements of Operations -
              Nine months ended July 31, 1996 and July 31, 1995          4

          Consolidated Condensed Statements of Cash Flows -
              Nine months ended July 31, 1996 and July 31, 1995          5

          Notes to Consolidated Condensed Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      7

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                               9

Item 5.  Other Information                                               9

Item 6.  Exhibits and Reports on Form 8-K                               11

Signatures                                                              12









                                                        LUXTEC CORPORATION
                                             CONSOLIDATED CONDENSED BALANCE SHEETS

                                                           July 31,                 October 31,
                                                             1996                       1995
- ---------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $              991         $           11,721
   Accounts receivable                                        1,652,428                  1,534,267
   Inventories                                                2,451,579                  1,696,001
   Prepaid expenses                                             124,588                     82,738
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                          4,229,586                  3,324,727
- ---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                  2,190,312                  1,910,189
ACCUMULATED DEPRECIATION                                    (1,570,875)                (1,409,960)
- ---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                      619,437                    500,229
- ---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                    318,397                    297,087
- ---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                         $        5,167,420         $        4,122,043
===================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                          $        1,713,522         $        1,730,308
   Accounts payable                                             917,549                  1,553,869
   Accrued expenses                                             396,859                    639,969
- ---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                     3,027,930                  3,924,146
- ---------------------------------------------------------------------------------------------------

LONG TERM LIABILITIES:
     Long term debt                                             159,448                          0
     Subordinated debt                                        1,000,000                          0
- ---------------------------------------------------------------------------------------------------
LONG TERM LIABILITIES                                         1,159,448                          0
- ---------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                             4,187,378                  3,924,146
- ---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value
    Authorized 10,000,000 shares; Issued
    and outstanding - 2,436,541 shares in
   1995 and 2,776,981 in 1996                                    27,770                     24,365
   Additional paid-in capital                                 8,149,737                  7,141,576
   Accumulated deficit                                      (7,197,465)                (6,968,044)
- ---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                      980,042                    197,897
- ---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                 $        5,167,420         $        4,122,043
===================================================================================================



See Notes to Consolidated Condensed Financial Statements.

                                                               LUXTEC CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED

                                                      July 31,         July 31,         July 31,         July 31,
                                                        1996             1995             1996             1995
- ---------------------------------------------------------------------------------------------------------------------

NET REVENUES                                      $    2,432,179  $      2,257,972  $    6,653,494  $      6,031,394
COST OF GOODS SOLD                                     1,379,072         1,182,500       3,632,840         3,133,217
- --------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           1,053,107         1,075,472       3,020,654         2,898,177
- ---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling and marketing                                 564,846           506,655       1,526,704         1,376,493
   Research & development                                171,776           145,341         486,734           495,725
   General & administrative                              416,005           359,419       1,087,347         1,024,254
- --------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                               1,152,627         1,011,415       3,100,785         2,896,472
- ---------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                           (99,520)            64,057        (80,131)             1,705

OTHER EXPENSES, NET                                     (57,854)          (28,089)       (149,290)          (63,405)
- ---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                      (157,374)            35,968       (229,421)          (61,700)
PROVISION FOR INCOME TAXES                                     0                 0               0                 0
- ---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                 $    (157,374)  $         35,968  $    (229,421)  $       (61,700)
=====================================================================================================================
NET INCOME (LOSS) PER COMMON
     AND COMMON EQUIVALENT SHARE                  $       (0.06)  $           0.02  $       (0.08)  $         (0.04)
=====================================================================================================================

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                     2,776,981         1,502,242       2,773,927         1,494,377
=====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.







                                        LUXTEC CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED

                                                                                  July 31,      July 31,
                                                                                    1996          1995
- ------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                            $      (229,421)    (61,700)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH PROVIDED (USED)  BY OPERATING ACTIVITIES:

Depreciation and amortization                                                         160,915     120,407
Provision for uncollectible accounts receivable                                         3,651       7,500
Changes in current assets and liabilities:
     Accounts receivable                                                            (121,812)       1,986
     Inventories                                                                    (755,578)   (446,005)
     Prepaid expenses and other current assets                                       (41,850)   (198,054)
     Accounts payable                                                               (636,321)     325,312
     Accrued expenses                                                               (243,109)   (223,530)
- ------------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                            (1,863,525)   (474,084)
- ------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (280,123)    (83,413)
     Change in other assets                                                          (21,310)    (46,838)
- ------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                              (301,433)   (130,251)
- ------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                      (16,786)     578,098
     Net borrowings on long term debt                                                 159,448           0
     Net borrowings on subordinated debt                                            1,000,000           0
     Private Placement Proceeds                                                       994,665           0
     Employee stock purchase plan                                                      16,900      36,474
- ------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,154,227     614,572
- ------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            (10,731)      10,237

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         11,721      10,329

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $            990      20,566
============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                                LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements
       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the nine months ended July 31, 1996, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                        July 31, 1996                 October 31, 1995
         ---------------------------------------------------------------------------------------------

         Raw material                                $ 1,778,487                        $   978,477
         Work in process                                 234,821                            203,833
         Finished goods                                  438,271                            513,691
         ------------------------------------------------------------------------------------------------
         Total                                       $ 2,451,579                        $ 1,696,001
         ------------------------------------------------------------------------------------------------

3)  Revolving Line of Credit
      The Company has a $2,500,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at July 31, 1996) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1997.

      The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus
 .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expires on March 31, 1997.

4)  Private Placements
      On December 18, 1995, the Company issued Senior Subordinated Notes (the Notes) to an investor for $1,000,000 in cash. Interest accrues on the Notes at the rate of 8% per annum and is payable annually in arrears. Principal on the Notes is due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to the investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00, adjusted for certain dilutive events, as defined. In accordance with the terms of the Note Purchase Agreement between the Company and the investor, the Company is currently in the process of requiring the investor to exchange the Notes for 10,000 shares of Series A Preferred Stock of the Company.

      During the third quarter of FY96, the Company authorized a private placement of units comprised of one share of Luxtec common stock and one warrant to purchase a share of Luxtec common stock at an exercise price of $6.00, exercisable after six months for five years. Each unit was priced at $3.00 and during the third quarter of FY96, the Company received $994,665 for 331,555 units. An additional 63,000 units were purchased by investors during August, 1996, for $189,000 bringing the total proceeds of the private placement to $1,183,665 at the time that the investment was closed.

                          LUXTEC CORPORATION
ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of its customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

RESULTS OF OPERATIONS

      Net revenues for the three months ended July 31, 1996 were $2,432,179 or 7.7% greater than the $2,257,972 reported for the same period in fiscal 1995. For the nine months ended July 31, 1996 net revenues increased 10.3% to $6,653,494 from $6,031,394 reported for the same period last year. The year to date sales increase of 10.3% was primarily the result of higher sales in the international and OEM markets for Luxtec products and the royalties recorded during both the first and second quarter for the CardioDyne products.

      Cost of sales for the three months ended July 31, 1996 were $1,379,072 or 56.7% of net revenues, compared with $1,182,500 or 52.4% for the same period in fiscal 1995. For the nine month period ended July 31, 1996, cost of sales was $3,632,840 or 54.6% of net revenues compared with $3,133,217 or 51.9% for the same period in fiscal 1995. The increase in cost of sales as a percentage of net revenues was primarily the result of a mix shift toward OEM business and startup costs related to the new line of Luxtec products introduced during the later part of the second quarter, with significant shipments beginning in the third quarter of fiscal 1996.

      Gross profit was $1,053,107 or 43.3% of net revenues for the quarter ended July 31, 1996 compared to $1,075,472 or 47.6% for the same period in fiscal 1995. For the nine month period ended July 31, 1996 gross profit was $3,020,654 or 45.4% compared with $2,898,177 or 48.1% for the same period in fiscal 1995. The Company has continued to face increased competition during the past quarter. Overall margins as a percent of net revenue are lower primarily because of the mix shift toward lower margin OEM business, partly brought about because of some business interruption while an upgrade to the primary product line of the Company was being developed. The Company introduced a line of redesigned products at the end of the second quarter of fiscal 1996 that the Company anticipates will help to maintain historical margin levels after absorbing the startup costs relating to the improved products.

      Selling and marketing expenses were $564,846 for the three months ended July 31, 1996 compared to $506,655 for the same period in fiscal 1995, an increase of 11.5%. For the nine month period ended July 31, 1996 selling and marketing expenses were $1,526,704 compared with $1,376,493 for the same period in fiscal 1995, an increase of 10.9%. Marketing activities related to the CardioDyne motion tolerant blood pressure monitor introduction planned for the last quarter of fiscal 1996, were primarily responsible for the increase in selling and marketing expenses. The level of selling and marketing activities associated with the CardioDyne product introduction are expected to continue to increase throughout fiscal 1996.

                            LUXTEC CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Research and development expenditures were $171,776 for the three months ended July 31, 1996 compared to $145,341 for the same period in fiscal 1995, an increase of 18.2%. For the nine month period ended July 31, 1996 research and development expenditures were $486,734 compared with $495,725 for the same period in fiscal 1995, a decrease of 1.8%. The third quarter increase resulted from continuing work on future generations of the CardioDyne product line. The decrease for the first nine months of fiscal 1996 is attributed to the completion of the fiscal 1995 development of a new halogen light source product line and the Mark II line of illuminated and standard telescopes. The Company believes that the introduction of the fiscal 1996 new product plan and the efforts related to the CardioDyne product lines will result in an increased rate of spending for research and development during the remainder of fiscal 1996.

      General and administrative expenses were $416,005 for the three months ended July 31, 1996, compared to $359,419 for the same period in fiscal 1995, representing an increase of 15.7%. For the nine months ended July 31, 1996 general and administrative expenses totaled $1,087,347 compared to $1,024,254 during the same period in fiscal 1995, an increase of 6.2%. The increase is primarily the result of the costs attributable to the integration of the operations of CardioDyne into the Company.

      Interest and other expenses of $57,854 for the three months ended July 31, 1996 compared to $28,089 for the same period in fiscal 1995, an increase of 106%. For the nine months ended July 31, 1996 interest and other expenses were $149,290 compared to $63,405 for the same period in fiscal 1995, an increase of 135%. The third quarter and nine month increases were the result of higher revolving credit line balances and the issuance of Senior Subordinated Notes to an investor for $1,000,000 in cash. Interest accrues on the Notes at the rate of 8% per annum.

LIQUIDITY AND CAPITAL RESOURCES
      At July 31, 1996 the Company had working capital of $1,201,656 compared to negative working capital of $599,419 at October 31, 1995. The major reason for the change from negative working capital to positive working capital was the completion of a private placement of $1,000,000 during the first quarter of fiscal 1996 and the partial completion of a private placement of approximately $1,200,000 during the third quarter of fiscal 1996.

      During the Company's first fiscal quarter, the Company issued Senior Subordinated Notes (the "Notes") to an investor for $1,000,000 in cash. Interest accrues on the Notes at a rate of 8% per annum and is payable annually in arrears. Principal on the Notes is due January 1, 2001. In accordance with the terms of the Note Purchase Agreement between the Company and the investor, the Company is currently in the process of requiring the investor to exchange the Notes for 10,000 shares of Series A Preferred Stock of the Company (the "Series A Stock"). Dividends on the Series A Stock are cumulative and accrue at the annual rate of $8.00 per share, payable quarterly in arrears. The Company is required to redeem the Series A Stock on January 1, 2001 for $100 per share.

      Cash used by operating activities was primarily funded by the private placement of $1,000,000 executed during the first quarter and the third quarter private placement of approximately $1,000,000. At July 31, 1996 the Company had used $159,448 from a $750,000 equipment facility agreement with a bank and had used $1,713,522 from a $2,500,000 revolving credit line.

      The Company anticipates that its current cash requirements will be satisfied by cash flow from existing operations, the continuation of its revolving credit arrangement with a bank, and the additional private placement begun during the third quarter and completed during August, 1996.

                            LUXTEC CORPORATION


                       PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      The Company was the defendant in a suit brought by Republic Lens Corporation ("Republic") of New Jersey. The suit, filed on September 29, 1995, in United States District Court, District of New Jersey alleged that the Company breached a contract with Republic in which the Company was obliged to use Republic as its sole supplier of components to be used in the development and sale of a product that would result from a patent assigned to the Company by Republic. Republic was seeking damages of $2,000,000 together with attorneys' fees and rescission of the contract. The suit was settled for the return of the rights to the patent to Republic in return for a release from liability from Republic.


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

            The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services that meet customers' needs.

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

                            LUXTEC CORPORATION


                        PART II. OTHER INFORMATION


ITEM 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits

               3G.*     Amendment dated September __, 1996 to Articles of Organization

               3H.*     Certificate of Vote of Directors Establishing a Series of a Class of Stock

               4B.*     Note Purchase Agreement dated as of December 18, 1995, by and between the
                        Company and Geneva Middle Market Investors, L.P. (`GMMI')

               4C.*     8%  Senior  Subordinated  Note due June 1,  2001,  dated
                        December 18, 1995 in the principal amount of $1,000,000, made by the Company in favor of GMMI

               4D.*     Rights Agreement made as of December 18, 1995, between the Company and GMMI

               4E.      Registration Rights Agreement made as of June __, 1996, between the Company and the Purchasers (as defined therein)

               10R.*    Warrant Agreement made as of December 18, 1995, between the Company and GMMI

               10S.*    Warrant for 450,000 shares of Common Stock of the Company dated as of December
                        18, 1995, in the name of GMMI

               10T.     Form of Subscription Agreement and Letter of Investment Intent between the
                        Purchaser named therein and the Company

               10U.     Warrant Agreement made as of June __, 1996, between the Company and the
                        Purchasers (as defined therein)

               10V.     Form of Warrant

               27.      Financial Data Schedule

         *  Previously  filed a exhibits to the Company's  Proxy Statement dated
            June 21, 1996 and incorporated by reference herein.



         (b)  Reports on Form 8-K

                  None.



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






                             LUXTEC CORPORATION
                                   (Registrant)







         -----------------               --------------------------
         Date                            Samuel M. Stein
                                         Chief Financial Officer
                                         (Principal Accounting Officer and Duly
                                         Authorized Executive Officer)

                               LUXTEC CORPORATION

                               TABLE OF EXHIBITS


Exhibit No.                                                                                     Page Number


     3G.*     Amendment dated September __, 1996 to Articles of Organization..........................

     3H.*     Certificate of Vote of Directors Establishing a Series of a Class of Stock..............

     4B.*     Note Purchase Agreement dated as of December 18, 1995, by and between the Company and Geneva Middle Market Investors, L.P. (`GMMI').......................................

     4C.*     8% Senior  Subordinated  Note due June 1, 2001, dated December 18, 1995 in the principal amount of $1,000,000, made by the Company in favor of GMMI................................

     4D.*     Rights Agreement made as of December 18, 1995, between the Company and GMMI..............

     4E.      Registration Rights Agreement made as of June __, 1996, between the Company and the Purchasers (as defined therein)...................................................14

     10R.*    Warrant Agreement made as of December 18, 1995, between the Company and GMMI..............

     10S.*    Warrant for 450,000 shares of Common Stock of the Company dated as of December 18,
              1995, in the name of GMMI.................................................................

     10T.     Form of Subscription Agreement and Letter of Investment Intent between the Purchaser named therein and the Company...............................................23

     10U.     Warrant Agreement made as of June __, 1996, between the Company and the Purchasers (as define therein)........................................................29

     10V.     Form of Warrant...........................................................................50

     27.      Financial Data Schedule...................................................................xx



         * Previously filed a exhibits to the Company's Proxy Statement dated June 21, 1996 and incorporated by reference herein.

                                                               Exhibit 4E

                           LUXTEC CORPORATION

                      REGISTRATION RIGHTS AGREEMENT


         THIS AGREEMENT is made as of June ___, 1996, between Luxtec Corporation, a Massachusetts corporation ("Luxtec" or the "Company") and the Persons identified on the signature pages hereto (each a "Purchaser" and collectively, the "Purchasers").

                            W I T N E S S E T H:

         WHEREAS, Luxtec is offering to sell to prospective investors, in a private placement (the "Private Placement"), up to 333,334 units (the "Units"), with each Unit consisting of one (1) share of common stock, $0.01 par value per share (the "Common Stock"), and one Common Stock Purchase Warrant (the "Warrants") for the purchase of one (1) share of Common Stock, of Luxtec, upon the terms and conditions described in the Company's private placement memorandum relating to the Private Placement and dated May 29, 1996 (the "Private Placement Memorandum");

         WHEREAS, in order to induce the Purchasers to purchase the Units in the Private Placement, the Company has agreed to provide certain registration rights to the Purchasers upon the terms and conditions set forth in this Agreement.

         WHEREAS, certain terms used in this Agreement are defined in ss.7, and capitalized terms not otherwise defined in this Agreement have the meanings given therefor in the Private Placement Memorandum.

         NOW, THEREFORE, in consideration of the mutual covenants contained herein and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1.       Demand Registration.

         (a) Subject to the limitations set forth in this ss.1(a) and ss.ss.1(b), (c) and (d) below, any time beginning on the first anniversary of the Closing Date, and ending on October 31, 2001, subject, however, to the provisions of ss.8(b) herein, the Required Stockholders may notify Luxtec in writing that such Required Stockholders desire for Luxtec to cause all or a portion of such Required Stockholders' Registrable Securities to be registered for sale to the public pursuant to a registration statement on Form S-3 (or comparable or successor form) under the Securities Act, which shall, if so elected by the Required Stockholders, be a "shelf registration" made pursuant to Rule 415 adopted pursuant to the Securities Act; provided however, that if Luxtec becomes ineligible to file registration statements on Form S-3 solely because Luxtec fails to timely make its required filings pursuant to the Exchange Act, the filing of the foregoing registration statement may be on Form S-1 (or comparable or successor form) under the Securities Act, but in no case whatsoever, shall the Required Stockholders be permitted to elect, nor shall Luxtec be obligated to cause, such Form S-1 registration statement to be a "shelf registration" pursuant to Rule 415 adopted pursuant to the Securities Act except under the circumstances described in ss.1(c) below. Notwithstanding the foregoing, the Required Stockholders shall not be entitled to request that Luxtec register Registrable Securities for sale to the public at any time within one hundred twenty (120) days after the effective date of a registration statement filed by Luxtec with respect to which the Stockholders were given the opportunity to include Registrable Securities (whether or not all Registrable Securities requested to be included were actually included) pursuant to ss.2 herein. Upon receipt of such written request by the Required Stockholders, Luxtec shall promptly notify in writing all other Stockholders of such request, and such other Stockholders shall have a period of ten (10) Business Days following such notice from Luxtec to notify Luxtec in writing whether such other Stockholders, or any of them, desire to have Registrable Securities held by them registered for sale to the public under the Securities Act. Thereafter, subject to the conditions, limitations and provisions set forth below in this ss.1(a)
and in ss.ss.1(b), (c) and (d) hereof, Luxtec shall, promptly following the expiration of such ten (10) Business Day period, prepare and file, and use its best efforts to prosecute to effectiveness, an appropriate filing with the SEC of a registration statement covering all of those Registrable Securities of the Required Stockholders and of such other Stockholders with respect to which registration under the Securities Act has been requested pursuant to this ss.1(a). Notwithstanding anything to the contrary contained in this ss.1(a), Luxtec shall have no obligation of any kind whatsoever under this ss.1(a) with respect to any request to register Registrable Securities under the Securities Act unless the number of Registrable Securities requested to be registered for sale to the public under the Securities Act by the selling Stockholders (net of Registrable Securities that have been withdrawn from registration pursuant to the last two sentences of ss.1(c) below) represents at least thirty-three percent (33%) of the total number of Registrable Securities held by Stockholders.

         (b) Notwithstanding anything to the contrary contained in ss.1(a) above, Luxtec shall not be obligated to prepare or file any registration statement pursuant to ss.1(a) hereof, or to prepare or file any amendment or supplement thereto, at any time when Luxtec in the good faith judgment of its Board of Directors, reasonably believes that the filing thereof at the time requested, or the offering of Registrable Securities pursuant thereto, (a) would materially adversely affect a pending or proposed public offering of Luxtec Common Stock, or an acquisition, merger, recapitalization, consolidation, reorganization or similar transaction, or any negotiations, discussions or pending proposals with respect thereto or (b) would materially adversely affect the business of Luxtec in view of the disclosures that may be required thereby of information about the business, assets, liabilities or operations of Luxtec not theretofore disclosed; provided, however, that the filing of a registration statement, or any supplement or amendment thereto, by Luxtec may be deferred pursuant to this ss.1(b) only for the minimum period of time necessary under the circumstances and in no event for more than an aggregate of one hundred twenty
(120) calendar days within any period of twelve (12) consecutive months.

         (c) Luxtec shall be entitled to include in any registration statement filed or to be filed by Luxtec pursuant to ss.1(a) above shares of Luxtec Common Stock to be sold by Luxtec for its own account, but if this causes the registration statement to be required to be on a Form S-1 (or comparable or successor form) then such Form S-1 may be a "shelf" registration under Rule 415 notwithstanding anything to the contrary in ss.1(a). If any offering pursuant to ss.1(a) above shall be in the form of an underwritten offering, and the managing underwriter or underwriters of such offering, in good faith, advise Luxtec and the selling Stockholders in writing that in its or their opinion the aggregate amount of shares of Luxtec Common Stock requested to be included in such offering (including the Registrable Securities, any shares of Luxtec Common Stock to be offered for the account of Luxtec and any shares of Luxtec Common
Stock to be offered for the account of any other security holders of Luxtec) would materially adversely affect the success of such offering or the price of the shares of Luxtec Common Stock to be offered, then Luxtec shall reduce the number of shares of Luxtec Common Stock to be included in such offering to the amount of Luxtec Common Stock which the managing underwriter or underwriters have advised can be sold in such offering, said reduction to be effected in the following order: (x) first, any or all shares of Luxtec Common Stock requested to be included in such offering by such other security holders of Luxtec, pro rata among such other stockholders in proportion to the number of shares of Luxtec Common Stock sought to be registered by such other security holders, (y) second, any or all shares of Luxtec Common Stock to be sold by Luxtec pursuant to such offering, and (z) third, any or all Registrable Securities requested to be included in such offering by the selling Stockholders, pro rata among the selling Stockholders in proportion to the respective number of Registrable Securities sought to be registered by the selling Stockholders. The Stockholders proposing to distribute Registrable Securities through such underwriting shall enter into an underwriting agreement in customary form with the managing underwriter selected for such underwriting. If any selling Stockholder disapproves of the terms of the underwriting, such person may elect to withdraw therefrom by written notice to Luxtec and the managing underwriter or underwriters. The Registrable Securities so withdrawn shall also be withdrawn from registration.

         (d) Notwithstanding anything in this ss.1 to the contrary, Luxtec shall not be required to consummate more than one (1) offering of Registrable Securities pursuant to ss.1(a) above.

         2.       Piggyback Registrations.

         (a) If at any time from and after the first anniversary of the Closing Date, subject, however, to the provisions of ss.8(b) herein, Luxtec proposes to file a registration statement under the Securities Act covering a proposed sale of its Luxtec Common Stock, whether for its own account or for the account of any other security holder or both (other than a registration statement on Form S-4 or S-8, or any form substituting therefor for shares of Luxtec Common Stock to be offered in a transaction of the type referred to in Rule 145 under the Securities Act or to employees of Luxtec pursuant to any employee benefit plan, respectively, and other than a registration statement filed in connection with an offering effected pursuant to ss.1(a) hereof), Luxtec shall give each Stockholder written notice of such proposed filing at least 20 Business Days prior to the anticipated filing date, and such notice shall offer each such Stockholder the opportunity to register such number of Registrable Securities as they may request, which request must be delivered to Luxtec in writing within ten (10) Business Days after the notice given by Luxtec. Luxtec shall use its best efforts to cause the Registrable Securities as to which registration shall have been so requested by the requesting Stockholders to be included among the shares of Luxtec Common Stock to be covered by the registration statement proposed to be filed by Luxtec pursuant to this ss.2. In the event that any such registration statement shall be, in whole or in part, an underwritten public offering, Luxtec shall use its best efforts to cause the managing underwriter or underwriters to include such Registrable Securities as to which registration shall have been so requested by the requesting Stockholders, all upon the same terms and conditions as the other shares of Luxtec Common Stock included therein. Notwithstanding the foregoing, if the managing underwriter or underwriters of such offering, in good faith, determine that the total number of shares of Luxtec Common Stock which the requesting Stockholders, Luxtec and any other security holders of Luxtec intend to include in such offering would materially adversely affect the success of such offering or the price of the shares of Luxtec Common Stock to be offered, then Luxtec shall reduce the number of shares of Luxtec Common Stock to be included in such offering to the number of shares of Luxtec Common Stock which the managing underwriter or underwriters shall have advised can be sold in such offering, said reduction to be effected in the following order: (x) first, any or all shares of Luxtec Common Stock requested to be included in such offering by the Stockholders and any other security holders of Luxtec (other than security holders exercising demand registration rights), pro rata among the Stockholders and such other security holders in proportion to their respective number of shares of Luxtec Common Stock sought to be registered pursuant to such offering, (y) second, any or all shares of Luxtec Common Stock proposed to be sold by Luxtec pursuant to such offering and (z) any or all shares of Luxtec Common Stock requested to be included in such offering by security holders of Luxtec exercising demand registration rights, pro rata among such security holders in proportion to the number of shares of Luxtec Common Stock sought to be registered by each and in accordance with their respective priorities. In the event that the contemplated registration does not involve an underwritten public offering, the determination that the inclusion of any Registrable Securities requested to be included in such registration by the requesting Stockholders would have a material adverse effect on the success of such offering or the price of the shares of Luxtec Common Stock to be offered shall be made in the good faith reasonable judgment of Luxtec's Board of Directors.

         (b) Notwithstanding anything in this ss.2 to the contrary, Luxtec shall not be required to consummate more than an aggregate of three (3) offerings of Registrable Securities pursuant to ss.2(a) above.

          3.  Further  Obligations  of Luxtec.  Whenever  Luxtec is  required to
register Registrable Securities under this Agreement, it agrees that it   shall
also do the following:

         (a) prepare and file with the SEC a registration statement on Form S-3 or Form S-1 as the case may be for registrations pursuant to ss.1(a) with respect to such Registrable Securities and use its best efforts to cause such registration statement to become and remain effective for a period of time required for the disposition of such Registrable Securities by the Stockholders thereof, provided, however, that in the event of a shelf registration such period shall not be longer than the third anniversary of the effective date of such registration statement, and provided further that in the case of other registrations such period shall not be longer than one hundred eighty (180) days from the effective date of such registration statement, unless, in either such case, Luxtec otherwise agrees in its sole discretion;

         (b) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective;

         (c) furnish to each Stockholder offering Registrable Securities under such registration statement such number of copies of a summary prospectus or other prospectus, including a preliminary prospectus complying with the requirements of the Securities Act, as such Stockholder may reasonably request; and

         (d) register or qualify the Registrable Securities covered by such registration statement under the securities or blue sky laws of such jurisdictions within the United States and Puerto Rico as the underwriter or manager shall request or in the event that the registration does not involve an underwritten public offering as each such Stockholder shall reasonably request; provided that Luxtec shall not be obligated to register or qualify such Registrable Securities in any jurisdiction in which such registration or qualification would require Luxtec to qualify as a foreign corporation or file any general consent to service of process where it is not then so qualified or otherwise required to be qualified or has not theretofore so consented.

         4. Holdback Agreements. If any registration of any Luxtec Common Stock shall be made by Luxtec with the SEC in connection with an underwritten public offering of such Luxtec Common Stock, each such Stockholder agrees (and shall enter into an agreement which shall so state), if requested by the managing underwriter or underwriters, not to effect any public sale or distribution, including a sale pursuant to Rule 144 under the Securities Act, of any shares of Luxtec Common Stock or any other equity security of Luxtec or of any security convertible into or exchangeable or exercisable for Luxtec Common Stock or any such other equity security of Luxtec (in each case, other than as part of such underwritten public offering) within ten days before or three hundred sixty-five
(365) days after the effective date of the registration statement filed in connection with such underwritten offering, provided, however, that all 5% stockholders of Luxtec and the then-serving officers and directors of Luxtec who are not also Stockholders shall so agree for a like period.

         5.       Expenses; Limitations on Registration.

         (a) All expenses incurred in complying with this Agreement, including, without limitation, all registration and filing fees (including all expenses incident to filing with the AMEX), printing expenses, fees and disbursements of counsel for Luxtec, expenses of any special audits incident to or required by any such registration and expenses of complying with the securities or blue sky laws of any jurisdictions pursuant to ss.3(d) hereof, shall be paid by Luxtec, except that Luxtec shall not be liable for any fees, discounts or commissions to any underwriter or any fees or disbursements of counsel for any underwriter or any Stockholder (other than up to $10,000 for one firm of attorneys to represent all selling Stockholders in connection with each registration statement hereunder) in respect of the Registrable Securities sold by any selling Stockholders.

         (b) It shall be a condition precedent to the obligation of Luxtec to take any action pursuant to this Agreement in respect of the Registrable Securities which are to be registered at the request of any Stockholder that such Stockholder shall furnish to Luxtec or the underwriters such information regarding the Stockholder and the Registrable Securities held by such Stockholder as Luxtec or the underwriters shall reasonably request and shall be required in connection with the action taken by Luxtec.

         6.       Indemnification and Contribution.

         (a) Indemnification by Luxtec. In the event of any registration of any Registrable Securities under the Securities Act pursuant to this Agreement, Luxtec shall indemnify and hold harmless each Stockholder of such Registrable Securities, such Stockholder's directors, officers, employees and agents, each underwriter who participated in the offering of such Registrable Securities and each other Person, if any, who controls such Stockholder or such underwriter within the meaning of the Securities Act, against any losses, claims, damages, liabilities or expenses, joint or several, to which such Stockholder or any such director, officer, employee or agent or underwriter or controlling Person may become subject under the Securities Act or any other statute or at common law, insofar as such losses, claims, damages, liabilities or expenses (or actions in respect thereof), arise out of or are based upon (i) any untrue statement or alleged untrue statement of any material fact contained, on the effective date thereof, in any registration statement under which such Registrable Securities were registered under the Securities Act, any preliminary prospectus or final prospectus contained therein, or any amendment or supplement thereto, or (ii) any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and shall reimburse such Stockholder or such director, officer, employee or agent or underwriter or controlling Person for any legal or any other expenses reasonably incurred by such Stockholder or such director, officer, employee or agent or underwriter or controlling Person in connection with investigating or defending, settling or satisfying any such loss, claim, damage, liability, expense or action; provided, however, that Luxtec shall not be liable in any such case to the extent that any such loss, claim, damage, liability or expense arises out of or is based upon any untrue statement or alleged untrue statement or any omission or alleged omission made in such registration statement, preliminary prospectus, or amendment or supplement in reliance upon and in conformity with written information furnished to Luxtec by such Stockholder specifically for use therein. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such Stockholder or such director, officer, employee or agent or underwriter or controlling Person, and shall survive the transfer of such Registrable Securities by such Stockholder.

         (b) Stockholders' Indemnification. In connection with any registration statement in which a Stockholder is participating, each such Stockholder will furnish to Luxtec in writing such information as shall reasonably be requested by Luxtec for use in any such registration statement or prospectus and shall severally and not jointly indemnify, to the extent permitted by law, Luxtec, its directors, officers, employees and agents, each underwriter and each Person, if any, who controls Luxtec or such underwriter within the meaning of the Securities Act (collectively, the "Indemnitees"), against any losses, claims, damages, liabilities and expenses (under the Securities Act, at common law or otherwise) caused by or resulting from any untrue statement or alleged untrue statement of a material fact contained in any registration statement filed by Luxtec under the Securities Act, or any prospectus or preliminary prospectus included therein (in each case as amended or supplemented), or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only to the extent that such untrue statement of a material fact is contained in, or such material fact is omitted from, information furnished in writing by such Stockholder for use therein, and such Stockholder shall reimburse the Indemnitees for any legal and any other expenses reasonably incurred in connection with investigating or defending, settling or satisfying any such loss, claim, damage, liability or expense; provided, however, that the obligations of such Stockholders hereunder shall be limited to an amount equal to the proceeds to each Stockholder or Registrable Securities sold in connection with such registration.

         (c) Contribution. If the indemnification provided for in this ss.6 from the indemnifying party (which term shall, for purposes of this ss.6, include all indemnifying parties if there be more than one) is unavailable to an indemnified party hereunder in respect of any losses, claims, damages, liabilities or expenses referred to herein, then the indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities or expenses in such proportion as is appropriate to reflect the relative fault of the indemnifying party and indemnified parties in connection with the actions which resulted in such losses, claims, damages, liabilities or expenses, as well as any other relevant equitable considerations. The relative fault of such indemnifying party and indemnified parties shall be determined by reference to, among other things, whether any action in question, including any untrue or alleged untrue statement of a material fact or omission or alleged omission to state a material fact, has been made by, or relates to information supplied by, such indemnifying party or indemnified parties, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such action. The amount paid or payable by a party under this ss.6(c) as a result of the losses claims, damages, liabilities and expenses referred to above shall be deemed to include any legal or other fees or expenses reasonably incurred by such party in connection with any investigation or proceeding.

         The parties hereto agree that it would not be just and equitable if contribution pursuant to this ss.6(c) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. No person guilty of fraudulent misrepresentation (within the meaning of ss.11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. The obligations of each of the Stockholders under this ss.6(c) to contribute shall be several and not joint.

         (d) Indemnification Procedures. Promptly after receipt by an indemnified party hereunder of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against the indemnifying party hereunder, notify the indemnifying party in writing thereof, but the omission so to notify the indemnifying party shall not relieve it from any liability which it may have to any indemnified party. In case any such action shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel reasonably satisfactory to such indemnified party, and, after notice from the indemnifying party to such indemnified party of its election so to assume and undertake the defense thereof, the indemnifying party shall not be liable to such indemnified party under this ss.6(d) for any legal expenses subsequently incurred by such indemnified party in connection with the defense thereof; provided, however, that, if the counsel selected by the Indemnifying Parties concludes that such counsel has a conflict of interest due to the existence of conflicting or different defenses available to the Indemnifying Parties and the Indemnified Parties with respect to such action, suit or proceeding, the reasonable fees and expenses of one firm of separate counsel for all Indemnified Parties shall be paid by the Indemnifying Parties.

         7.       Definitions.

         "Business Day" shall mean any day other than a Saturday, a Sunday or a day on which the commercial banks in Boston, Massachusetts are required or authorized to be closed.

         "Closing Date" shall mean, with respect to any Purchaser, the date on which the Company and such Purchaser shall have entered into a Subscription Agreement.

         "AMEX" shall mean the American Stock Exchange, or any successor entity thereto.

         "Indemnitees" shall have the meaning set forth in ss.6(b) hereof.

         "Person" shall mean and include any individual, partnership, joint venture, corporation, limited liability company, trust, government or any department or agency thereof, and any other form of business organization (whether or not a legal entity).

         "Registrable Securities" shall mean (i) the shares of Common Stock issued in connection with the sale of the Units, and (ii) the shares of Common Stock that may be or that have been issued upon the exercise of the Warrants, and any other shares of capital stock issued or issuable in exchange or substitution therefor.

         "Required Stockholders" shall mean, at the relevant time of reference thereto, those Stockholders holding, in the aggregate, a majority of the Registrable Securities then held by all Stockholders.

         "Stockholder" shall mean, at the relevant time of reference thereto, any Person holding Registrable Securities.

         "Subscription Agreement" shall mean, with respect to any Purchaser, the Subscription Agreement and Letter of Investment Intent, by and between the Company and such Purchaser, pursuant to which such Purchaser originally purchased the Units.

         8.       Miscellaneous.

         (a) Benefits: Assignment. The provisions of this Agreement shall inure to the benefit of and be binding upon each Stockholder and its, his or her heirs and successors. Whether or not any express assignment has been made by any Stockholder of such Stockholder's rights under this Agreement, the provisions of this Agreement that are for the benefit of such Stockholder are also for the benefit of all transferees who acquire Registrable Securities from such Stockholder, and the applicable provisions of this Agreement that bind such Stockholder shall bind all transferees who acquire Registrable Securities from such Stockholder, provided, however, that such transferee acquires at least fifteen percent (15%) of the amount of Registrable Securities initially issued to such Stockholder pursuant to the Subscription Agreement and provided, further that such transferee executes and delivers to Luxtec a counterpart signature page to this Agreement in the form attached to this Agreement.

         (b) Termination of Registration Rights; Securities. Notwithstanding anything in this Agreement to the contrary, the registration rights provided to the Stockholders (and their qualified transferees pursuant to ss.8(a) above) pursuant to this Agreement shall terminate and be of no further force or effect
(i) as to particular Registrable Securities, when such Registrable Securities may be publicly sold without restriction under Rule 144 under the Securities Act, or (ii) as to any particular Stockholder and/or a qualified transferee pursuant to ss.8(a) above, at such time as (and only so long as) such Stockholder, and/or such qualified transferee pursuant to ss.8(a) above, holds of record (or if it has not fully exercised its Warrants, holds of record and has Warrants then exercisable for) less than fifteen percent (15%) of the aggregate amount of Registrable Securities issued (or issuable) to such Stockholder pursuant to the Units.

         (c) No Inconsistent Agreements. Luxtec shall not hereafter enter into any agreement with respect to its securities or amend its charter in any manner which is inconsistent with or violates the rights granted to the Stockholders.

         (d) Amendments and Waivers. This Agreement may not be amended, and Luxtec may not take any action herein prohibited, or omit to perform any act herein required to be performed by it, without the written consent of the Required Stockholders. Each Stockholder shall be bound by any consent so authorized by this ss.8(d). No course of dealing between Luxtec and any Stockholder nor any delay in exercising any rights under this Agreement shall operate as a waiver of any rights of any Stockholder.

         (e) Severability. If any provision of this Agreement shall be held or deemed to be, or shall in fact be, invalid, inoperative, illegal or unenforceable as applied to any particular case in any jurisdiction because of the conflicting of any provision with any constitution or statute or rule of public policy or for any other reason, such circumstance shall not have the effect of rendering the provision or provisions in question invalid, inoperative, illegal or unenforceable in any other jurisdiction or in any other case or circumstance or of rendering any other provision or provisions herein contained invalid, inoperative, illegal or unenforceable to the extent that such other provisions are not themselves actually in conflict with such constitution, statute or rule of public policy, but this Agreement shall be reformed and construed in any such jurisdiction or case as if such invalid, inoperative, illegal or unenforceable provision had never been contained herein and such provision reformed so that it would be valid, operative and enforceable to the maximum extent permitted in such jurisdiction or in such case.

         (f) Counterparts. This Agreement may be executed in two or more counterparts, any one of which need not contain the signatures of more than one party, but all such counterparts taken together shall constitute one and the same Agreement.

         (g) Descriptive Headings. The descriptive headings of the Sections of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

         (h) Notices. All notices and other written communications provided for hereunder shall be given in writing and sent by overnight delivery service (with charges prepaid) or by facsimile transmission with the original of such transmission being sent by overnight delivery service (with charges prepaid) by the next succeeding Business Day and (i) if to a Stockholder addressed to such Stockholder at such address or fax number as is specified for such Stockholder in the stock records of Luxtec; and (ii) if to Luxtec, addressed to it at 326 Clark Street, Worcester, Massachusetts 01606-1214, Attention: Chief Executive Officer, Fax No. 508-856-9462 or at such other address or fax number as Luxtec shall have specified to each Stockholder in writing given in accordance with this ss.8(h). Notice given in accordance with this ss.8(h) shall be effective upon the earlier of the date of delivery or the second Business Day at the place of delivery after dispatch.

         IN WITNESS WHEREOF, the parties have executed this Agreement under seal as of the date first written above.

                                      LUXTEC CORPORATION


                                       By:

                                       Name:

                                       Title:

                               SIGNATURE PAGE
                                      TO
                          REGISTRATION RIGHTS AGREEMENT


         Reference is hereby made to that certain Registration Rights Agreement, dated as of June __, 1996, by and among Luxtec Corporation, a Delaware corporation (the "Company"), and the Purchaser parties thereto, as amended and in effect from time to time (the "Registration Rights Agreement").

         The undersigned hereby agrees that, from and after the date that the Company countersigned this Signature Page in the space provided therefor below, the undersigned shall become a Purchaser party to the Registration Rights Agreement. This Signature Page shall take effect and shall become a part of the Registration Rights Agreement immediately upon execution by the undersigned and the Company.

         Executed under seal as of the date set forth below under the laws of the Commonwealth of Massachusetts.




                                      Signature:

                                       Name:



Accepted:

LUXTEC CORPORATION


By:

Name:

Title:

Date:

                                                                  Exhibit 10T


IMPORTANT: PLEASE READ CAREFULLY BEFORE SIGNING: SIGNIFICANT   REPRESENTATIONS
ARE CALLED FOR HEREIN. THE INTRODUCTORY PARAGRAPH AND PARAGRAPH 4 REQUIRE COMPLETION.


                             SUBSCRIPTION AGREEMENT
                                         AND
                           LETTER OF INVESTMENT INTENT


Luxtec Corporation
326 Clark Street
Worcester, MA  01606-1214

Ladies and Gentlemen:

         The undersigned hereby tenders this subscription and desires to purchase __________ Units (the "Units"), with each Unit consisting of one (1) share of common stock, $0.01 par value per share (the "Common Stock"), and one Common Stock Purchase Warrant (the "Warrants") for the purchase of one (1) share of Common Stock, of Luxtec Corporation, a Massachusetts corporation ("Luxtec" or the "Company"), at a per Unit price of $3.00. In consideration therefor, the undersigned agrees to deliver to the Company, by wire transfer or a check representing immediately available funds, the amount of $___________. The undersigned understands that the Company has the right to reject all or any part of this subscription for any reason and that, in the event of such rejection, the Company will promptly return the amount of funds delivered herewith corresponding to the rejected portion of this subscription. By execution below, the undersigned acknowledges that the Company is relying upon the accuracy and completeness of the representations contained herein in complying with its obligations under applicable securities laws.

         1. General Representations: The undersigned acknowledges and represents as follows:

                  (a) The undersigned has received, carefully reviewed and is familiar with the Confidential Private Placement Memorandum of the Company dated May 29, 1996, and all materials incorporated by reference therein or delivered therewith (the "Memorandum");

                  (b) The undersigned is in a financial position to hold and bear the economic risk of the investment in the Units;

                  (c) The undersigned believes that he or she, either alone or with his or her purchaser representative, or it has such knowledge and experience in financial and business matters that he, she or it is capable of reading and interpreting financial statements and evaluating the merits and risks of the prospective investment in the Units and has the net worth to undertake such risks. If the undersigned has designated a purchaser representative, the undersigned acknowledges that the undersigned has discussed the investment fully with such purchaser representative and has had all inquiries answered to the undersigned's satisfaction;

                  (d) The undersigned has obtained, to the extent he, she or it deems necessary, his, her or its own personal professional advice with respect to the risks inherent in an investment in the Units, and the suitability of the investment in the Units in light of his, her or its financial condition and investment needs;

                  (e) The undersigned believes that an investment in the Units is suitable for him, her or it based upon his, her or its investment objectives and financial needs, and the undersigned has adequate means for providing for his, her or its current financial needs and personal contingencies and has no need for liquidity of investment with respect to the Units;

                  (f) The undersigned has been given access to full and complete information regarding the Company and has utilized such access to his, her or its satisfaction for the purpose of obtaining information on the Company; and, particularly, the undersigned has been given a reasonable opportunity to meet with representatives of the Company for the purpose of asking questions of, and receiving answers from, such representatives concerning the terms and conditions of the offering of the Units and to obtain any additional information, necessary to verify the accuracy of the information provided in the Memorandum;

                  (g) The undersigned recognizes that the Units as an investment involve a high degree of risk including, but not limited to, the risks described in the Memorandum under the heading "Risk Factors";

                  (h) The undersigned realizes that (i) the purchase of the Units is a long-term investment, (ii) the purchaser of the Units must bear the economic risk of the investment for an indefinite period of time because the Units have not been registered under the Securities Act of 1933, as amended (the "Act"), or applicable state laws and, therefore, cannot be sold unless subsequently registered under the Act and such laws or any exemptions from such registration are available,
         (iii) the undersigned may not be able to liquidate his or her investment in the event of an emergency or pledge the Units as collateral security for loans, and (iv) the transferability of the Units is restricted and requires conformity with the restrictions contained in paragraph 2 below.

         2. No Securities Law Registration. The undersigned has been advised that the Units have not been registered under the Act or the relevant state securities laws but are being offered and sold pursuant to exemptions from such laws and that the Company's reliance upon such exemptions is predicated in part on the undersigned's representations to the Company as contained herein. The undersigned represents and warrants that the Units are being purchased for his, her or its own account and for investment and without the intention of reselling or redistributing the same, that he, she or it has made no agreement with others regarding any of such Units and that his, her or its financial condition is such that it is not likely that it will be necessary to dispose of the Units in the foreseeable future. The undersigned is aware that, in the view of the Securities and Exchange Commission, a purchase of Units with an intent to resell by reason of any foreseeable specific contingency or anticipated change in market values, or any change in the condition of the Company, or in connection with a contemplated liquidation of settlement of any loan obtained for the acquisition of the Units and for which the Units were pledged as security, would represent an intent inconsistent with the representations set forth above. The undersigned further represents and agrees that if, contrary to his, her or its foregoing intentions, he, she or it should later desire to dispose of or transfer the Units in any manner, he or she shall not do so without first obtaining (i) the opinion of counsel satisfactory to the Company that such proposed disposition or transfer lawfully may be made without the registration of such securities pursuant to the Act, and applicable state securities laws or (ii) the registration of the Units.

         3. Lock-Up. The undersigned recognizes that it is in the best financial interest of the Company and the undersigned, as a stockholder, director and/or officer of the Company that the undersigned agree not to sell any Units for a period commencing on the date hereof, until and including the first anniversary of such date. The undersigned further recognizes that the undersigned Units are, or may be, subject to certain restrictions on their transferability, including those imposed by the Company and the federal securities laws. Notwithstanding these restrictions, the undersigned hereby acknowledges and agrees that, except in connection with a transaction providing for the sale of all or substantially all of the assets or stock of the Company, the undersigned will not, directly or indirectly, without the prior written consent of the Company, sell, offer, contract to sell, make any short sale, pledge, grant any option to purchase or otherwise dispose of (i) any of the Units subscribed for herewith, (ii) any of the shares of Common Stock that are a component of such Units, (iii) any of the Warrants that are a component of such Units, or (iv) any of the shares of Common Stock issuable upon exercise of such Warrants, for a period commencing on the date hereof, until and including the first anniversary of such date.

         Notwithstanding the foregoing, if the undersigned is an individual, he or she may transfer any Units, or components thereof, either during his or her lifetime or on death (i) by gift, will or intestacy or (ii) to his or her immediate family or to a trust the beneficiaries of which are exclusively the undersigned and/or a member or members of his or her immediate family; provided, however, that prior to any such transfer each transferee shall execute an agreement, satisfactory to the Company, pursuant to which each transferee shall agree to receive and hold such Units, or components thereof, subject to the provisions hereof, and there shall be no further transfer except in accordance with the provisions hereof. For the purposes of this paragraph, "immediate family" shall mean spouse, lineal descendant, father, mother, brother, sister, niece or nephew of the transferor.

         4. Accredited or Qualified Investor Questionnaire and Representations. The undersigned represents and warrants that he, she or it comes within each category marked below, and that for any category marked, he, she or it has truthfully set forth the factual basis or reason the undersigned comes within that category.

Category I

         Individuals please respond to the following questions by placing an "X" next to the appropriate answer.

         (a) Did your individual income without regard to that of your spouse exceed $200,000 in the last two full calendar years and do you reasonably expect such individual income to exceed $200,000 in the current year?

                           Yes              No

         (b) Did your joint income with your spouse exceed $300,000 in the last two full calendar years and do you reasonably expect such joint income to exceed $300,000 in the current year?

                           Yes              No

         (c) Does your net worth or joint net worth with that of your spouse exceed $1,000,000?

                           Yes              No

         (d)      Are you a director or executive officer of Luxtec Corporation?

                           Yes              No

         (e) Does the amount to be paid by you for the purchase of the Units exceed 10% of your net worth or joint net worth with that of your spouse?

                           Yes              No

         (f) Set forth in the space provided below the state(s) in which you maintained your residence during the past two years and the dates during which you resided in each state:

Category II

         Corporations, partnerships and investors other than individuals, please answer the following questions:

         (a) Are you an employee benefit plan under the Employee Retirement Income Security Act of 1974, as amended, (a "Plan") with assets in excess of $5,000,000?

                           Yes              No

                  If you are such a Plan, but if the Plan's total assets do not exceed $5,000,000, are investment decisions for the Plan made by a bank, savings and loan association, insurance company or registered investment adviser acting as fiduciary? (If yes, please specify the name of the fiduciary.)

                           Yes              No

                           Name of Fiduciary

                  If you are a self-directed Plan, but if the Plan's total assets do not exceed $5,000,000, are investment decisions made solely by individuals that can answer yes to one or more of the questions under paragraphs (a) - (d) of Category 1, or by entities that can answer yes to the question under paragraph
                  (b) of this Category 2? (If yes, please specify the applicable Item and paragraph.)

                           Yes              No

                           Category and Paragraph:

         (b) Are you (A)(i) a tax exempt organization which is qualified under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended, or (ii) a corporation, or (iii) a Massachusetts or similar business trust, or (iv) partnership, not formed for the specific purpose of acquiring the securities offered, and
                  (B) which has assets in excess of $5,000,000?

                           Yes              No

         (c) Set forth in the space provided below the (i) state(s) in which you maintained your principal office during the past two years and the dates during which you maintained your office in each state, (ii) the state(s) in which you are incorporated or otherwise organized and (iii) the state(s), if any, in which you still pay income taxes:






         5. Right to Rely. The undersigned is informed of the significanc to the Company of the foregoing representations, and they are made with the intention that the Company will rely on them.

         6. Entity Representation. The undersigned, if other than an individual, makes the following additional representations:

                  (a) the undersigned was not organized for the specific purpos of acquiring the Units; and

                  (b) this Agreement has been duly authorized by all necessary action on the part of the undersigned, has been duly executed by an authorized officer or representative of the undersigned, and is a legal, valid and binding obligation of the undersigned enforceable in accordance with its terms.

         7. Notice to Investor. Correspondence and notices to the undersigned should be sent to the address listed below in the signature page of this Agreement until such time as the undersigned shall notify the Company, in writing, of a different address to which such correspondence and notices are to be sent.

         8.       Miscellaneous.

                  (a) The undersigned agrees that this Agreement is not transferable or assignable.

                  (b) The undersigned agrees that, except as expressly permitted by any applicable state law, the undersigned may not cancel, terminate or revoke this Agreement or any agreement of the undersigned made hereunder and this Agreement shall survive the death or legal disability of the undersigned and shall be binding upon the undersigned's heirs, executors, administrators, successors and assigns.

                  (c) This Agreement constitutes the entire Agreement among the parties hereto with respect to the subject matter hereto and may be amended only by a writing executed by both parties.

                  (d) Headings are for convenience only and are not deemed to be part of this Agreement.

                  (e) This Agreement may be executed in multiple counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument. In making proof of this Agreement, it shall not be necessary to produce or account for more than one such counterpart.

                  (f) This Agreement shall be enforced, governed and construed in all respects in accordance with the internal substantive laws of the Commonwealth of Massachusetts (without reference to principles of conflicts or choice of law that would cause the application of the internal laws of any other jurisdiction). The undersigned hereby irrevocably submits and consents to the jurisdiction of any Massachusetts state or federal court sitting in Boston, Massachusetts, over any action or proceeding arising out of or relating to this investment, and the undersigned hereby irrevocably agrees that all claims in respect of such action may be heard and determined in such Massachusetts state or federal court.

                  (g) The undersigned agrees to provide such information and to execute and deliver such documents as reasonably may be necessary to comply with any and all laws and ordinances to which the Company is subject and in order to verify any of the information provided by or representations or warranties made by the undersigned to the Company.

                  (h) The undersigned acknowledges that if he, she or it is a resident of or domiciled in any state whose "blue sky laws" or other local securities laws require a restriction on transferability of securities, he, she or it will comply with such restrictions.

         IN WITNESS WHEREOF, the undersigned has exercised this Subscription Agreement and Letter of Investment Intent as an instrument under seal as of this _____ day of June, 1996.




Signature of Purchaser



Name (Typed or Printed)



Address


City, State and Zip Code



Tax Identification or
Social Security Number






This Subscription Agreement and Letter of Investment Intent is accepted as of June __, 1996.


LUXTEC CORPORATION


By:

Name:

Title:

                                                              Exhibit 10U

                               LUXTEC CORPORATION

                                WARRANT AGREEMENT


         THIS WARRANT AGREEMENT is made as of June ___, 1996, by and among Luxtec Corporation, a Massachusetts corporation ("Luxtec" or the "Company"), and the Persons identified on the signature pages hereto (each a "Purchaser" and collectively, the "Purchasers").

                                      RECITAL

         The parties to this Agreement are also parties to a series of Subscription Agreements (the "Subscription Agreements") between Luxtec and each Purchaser, respectively. Pursuant to the Subscription Agreements, Luxtec has agreed to issue warrants (the "Warrants") to the Purchasers, to purchase up to an aggregate of 333,334 shares of common stock of Luxtec, par value $0.01 per share (the "Common Stock") pursuant to the terms of the Subscription Agreements and this Agreement. The shares of Common Stock (and any other securities) issuable upon exercise of the Warrants are referred to in this Agreement as the "Warrant Shares". Capitalized terms not otherwise defined in this Agreement have the meanings given therefor in the Subscription Agreement.

         NOW, THEREFORE, the parties agree:

         1. Purchase and Sale of the Warrants. On the date hereof, Luxtec hereby issues to the Purchaser and, subject to the terms and conditions hereof, the Purchaser hereby acquires from Luxtec, Warrants to purchase up to the aggregate number of shares of Common Stock specified below the Purchaser's name under the caption "Warrants" on Schedule 1 attached (collectively, the "Warrants"). The exercise price for the Warrants shall be $6.00 per share (the "Exercise Price"). Each Warrant entitles the holder thereof to purchase one Warrant Share (subject to adjustment as provided herein).

         2. Warrant Certificates. The certificates evidencing the Warrants (the "Warrant Certificates") to be delivered pursuant to this Agreement shall be in registered form only and shall be substantially in the form of Exhibit A, attached hereto.

         3. Execution of Warrant Certificates. Warrant Certificates shall be signed on behalf of Luxtec by its Chairman of the Board, its President, Chief Financial Officer or any Vice President and by its Secretary or an Assistant Secretary under its corporate seal. Each such signature upon the Warrant Certificates may be in the form of a facsimile signature of the present or any future Chairman of the Board, President, Vice President, Secretary or Assistant Secretary and may be imprinted or otherwise reproduced on the Warrant Certificates and for that purpose Luxtec may adopt and use the facsimile signature of any person who shall have been Chairman of the Board, President, Chief Financial Officer, Vice President, Secretary or Assistant Secretary, notwithstanding the fact that at the time the Warrant Certificates shall be disposed of he or she shall have ceased to hold such office.

         In case any officer of Luxtec who shall have signed any of the Warrant Certificates shall cease to be such officer before the Warrant Certificates so signed shall have been disposed of by Luxtec, such Warrant Certificates nevertheless may be disposed of as though such person had not ceased to be such officer of Luxtec; and any Warrant Certificate may be signed on behalf of Luxtec by any person who, at the actual date of the execution of such Warrant
Certificate, shall be a proper officer of Luxtec to sign such Warrant Certificate, although at the date of the execution of this Warrant Agreement any such person was not such an officer.

         4. Registration. Luxtec shall keep at its principal office in Worcester, Massachusetts or, if such office is no longer located in Worcester, Massachusetts, at its principal office in the United States, a register or registers in which Luxtec shall record the registrations of the Warrants and the names and addresses of the holders thereof from time to time and all transfers thereof. Luxtec shall number and register the Warrant Certificates in such register as they are issued by Luxtec and shall give the holders of the Warrants prior written notice of any change of the address at which such register is kept.

         Luxtec may deem and treat the registered holders of the Warrant Certificates as the absolute owners thereof, for all purposes, and Luxtec shall not be affected by any notice to the contrary.

         5. Registration of Transfers, Exchanges or Assignment of Warrants. Subject to the limitations of this Section 5 and those contained in the Subscription Agreement, the Warrant holders shall be entitled to assign their Warrants in whole or in part to any Person. Luxtec shall, from time to time, register the transfer of any outstanding Warrant Certificates upon the register maintained by it for that purpose pursuant to Section 4, upon surrender thereof accompanied (if so required by it) by a written instrument or instruments of transfer in the form of the Assignment Form attached hereto as Exhibit B, duly executed by the registered holder or holders thereof or by the duly appointed legal representative thereof or by a duly authorized attorney. In the event of any assignment in part, the Exercise Price shall be apportioned between the Warrants to be issued to the holder with respect to that portion not transferred and the Warrants to be issued to the transferee, based on their respective number of Warrants.

         If a transfer is not made pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "Act"), Luxtec may require the transferor to deliver, prior to such transfer, an opinion of counsel, which may be counsel to such transferor, reasonably satisfactory to Luxtec, that the Warrant or Warrant Shares may be sold without registration under the Act. In such event, regardless of whether Luxtec requires delivery of an opinion of counsel, Luxtec may also require that the transferee provide, prior to such transfer:

                  (a)  a  written   representation,   signed  by  the   proposed
         transferee, that such transferee is purchasing the Warrants or Warrant Shares for investment and not with a view toward distribution;

                  (b) an agreement by such transferee to the impression of the restrictive investment legend set forth below on the Warrant or Warrant Shares for investment and not with a view toward distribution;

                  (c) an agreement by such transferee that Luxtec may place a notation in the stock books of Luxtec in respect of the restrictions on transfer described in the legend set forth below; and

                  (d) an agreement by such transferee to be bound by the provisions of this Section 5 relating to the restrictions on transfer of such Warrant or Warrant Shares.

         If such transfer is made in reliance on Regulation S under the Act, Luxtec may require execution by the transferee of the Transferee Certificate in the form attached hereto as Exhibit C.

         Each Warrant  Certificate  and each  certificate  representing  Warrant
Shares shall, until the Warrants or Warrant Shares represented by such certificates have been distributed to the public pursuant to an offering registered under the Act or Luxtec has received an opinion of counsel, which may be counsel to the holder of such certificate, that such legend is not required under the Act, bear legends in substantially the following form:

         THE SECURITY EVIDENCED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD, PLEDGED, TRANSFERRED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR AN OPINION OF COUNSEL SATISFACTORY TO LUXTEC CORPORATION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED.

         Each certificate representing Warrant Shares, until such Warrant Shares have been distributed to the public pursuant to an offering registered under the Act or repurchased by Luxtec or any of its Affiliates, shall also bear the following legend:

         THE SECURITY REPRESENTED BY THIS CERTIFICATE IS ENTITLED TO THE BENEFITS OF A CERTAIN REGISTRATION RIGHTS AGREEMENT DATED AS OF MAY ___, 1996 BETWEEN THE ISSUER AND THE PURCHASER IDENTIFIED THEREIN, A COPY OF WHICH WILL BE FURNISHED TO THE REGISTERED HOLDER HEREOF WITHOUT CHARGE BY THE ISSUER, UPON REQUEST.

         Warrant Certificates may be exchanged or combined at the option of the holder(s) thereof for another Warrant Certificate or other Warrant Certificates of like tenor and representing in the aggregate a like number of Warrants upon presentation thereof to Luxtec at its principal office, together with a written notice signed by the holders specifying the names and denominations in which the new Warrants are to be issued.

         Upon surrender for transfer or exchange of a Warrant Certificate to Luxtec at its principal office for transfer or exchange, in accordance with this
Section 5, Luxtec shall, without charge, execute and deliver a new Warrant Certificate of like tenor and of a like aggregate amount in the name of the assignee named in such instrument of assignment and, if the holder's entire interest is not being assigned, in the name of the holder with respect to that portion not transferred, and the Warrant Certificate so surrendered shall promptly be canceled.

         6. Terms of Warrants; Exercise of Warrants. Subject to the terms of this Agreement, each Warrant holder shall have the right, which may be exercised at any time during the period from (and including) the date of issuance of any Warrant and until 5:00 p.m., Boston, Massachusetts local time, on December 31, 2001, (the "Expiration Date" for such Warrant), or, provided the holder of any Warrants shall have given Luxtec written notice of its intention to exercise such Warrants on or before 5:00 p.m., Boston, Massachusetts local time, on the Expiration Date therefor, a holder may exercise such Warrants at any time through (and including) the Business Day next following the date that all applicable required regulatory holding periods have expired and all applicable required governmental approvals have been obtained in connection with such exercise of Warrants by such holder, if such Business Day is later than on the Expiration Date for such Warrants (such period being herein referred to as the "Exercise Period"), to receive from Luxtec the number of Warrant Shares which the holder may at the time be entitled to receive on exercise of such Warrants and payment of the Exercise Price then in effect for such Warrant Shares, and the Warrant Shares issued to a Warrant holder upon exercise of its Warrants shall be fully paid, nonassessable and subject to no preemptive rights. Each Warrant not exercised prior to the expiration of the Exercise Period therefor shall become void and all rights thereunder and all rights in respect thereof under this Agreement shall cease as of such time.

         Notwithstanding the foregoing, upon the completion of a Qualified Offering in which the holders would be entitled to include for sale all of their respective Warrant Shares, the Expiration Date shall be deemed to be the date of completion of such Qualified Offering.

         During the Exercise Period, each Warrant holder may exercise, at any time or from time to time, some or all of the Warrants represented by its Warrant Certificates by (i) surrendering to Luxtec at its principal office such Warrant Certificates with the Form of Election to Purchase attached to hereto as Exhibit D, duly filled in and signed, which signature shall be guaranteed by a bank or trust company having an office or correspondent in the United States or a broker or dealer which is a member of a registered securities exchange or the National Association of Securities Dealers, Inc. and (ii) paying to Luxtec the
Exercise Price for the number of Warrant Shares in respect of which such Warrants are then being exercised. Warrants shall be deemed exercised on the date Warrant Certificates representing the Warrants are surrendered to Luxtec, provided that the Exercise Price for such Warrants is paid not later than the following Business Day, and the Warrant Shares in respect of which the Warrants are exercised shall be deemed issued on that date, and the Person in whose name the certificate representing the Warrant Shares is to be issued shall be deemed the holder of such Warrant Shares as of that date for all purposes. Payment of the aggregate Exercise Price by the Warrant holder shall be made as follows: (i) by wire transfer, (ii) by certified or official bank check payable to the order of Luxtec, (iii) by the holder directing Luxtec to withhold from the shares issuable upon exercise of the Warrants shares of Common Stock with an aggregate market value equal to the Exercise Price or (iv) by any combination thereof.

         Subject to the provisions of Section 8, upon the exercise of any Warrants, Luxtec shall issue and cause to be delivered with all reasonable dispatch (but in any event within three Business Days) to or upon the written order of the holder and in such name or names as the Warrant holder may designate, a certificate or certificates for the number of full Warrant Shares issuable upon the exercise of such Warrants together with such other property, including cash, which may be deliverable upon such exercise.

         The Warrants shall be exercisable at any time or from time to time during the Exercise Period therefor, at the election of the holders thereof, either in full or from time to time in part and if fewer than all of the Warrants represented by a Warrant Certificate surrendered are exercised, a new certificate evidencing the Warrants not exercised will be issued by Luxtec at Luxtec's expense, to the holder of such Warrants with all reasonable dispatch (but in any event within three Business Days). All Warrant Certificates surrendered upon exercise of Warrants shall be canceled by Luxtec.

         7. Payment of Taxes. Luxtec will pay all documentary stamp taxes attributable to the initial issuance of the Warrants or the initial issuance of the Warrant Shares upon the exercise of Warrants; provided, however, that Luxtec shall not be required to pay any transfer tax or taxes which may be payable in respect of any transfer involved in the issue of any Warrant Certificates or any certificates for Warrant Shares in a name other than that of the registered holder of the Warrant Certificate surrendered for exercise or transfer of a Warrant, and Luxtec shall not be required to issue or deliver such Warrant Certificate or certificates representing such Warrant Shares unless or until the Person or Persons requesting the issuance thereof shall have paid to Luxtec the amount of such tax or shall have established to the satisfaction of Luxtec that such tax has been paid.

         8. Mutilated or Missing Warrant Certificates. In case any Warrant Certificate shall be mutilated, lost, stolen or destroyed, Luxtec shall issue in exchange and substitution for, upon surrender of the mutilated Warrant Certificate, or in lieu of and substitution for the Warrant Certificate lost, stolen or destroyed, a new Warrant Certificate of like tenor and representing an equivalent number of Warrants, but only upon receipt of evidence satisfactory to Luxtec of such loss, theft or destruction of such Warrant Certificate. The new Warrant Certificate shall be dated the date of issue of the lost, stolen or destroyed Warrant Certificate. Applicants for such substitute Warrant Certificates shall also comply with such other reasonable requests (including, without limitation, in the case of any such loss, theft or destruction a request to provide an indemnity agreement).

         9. Reservation of Warrant Shares. Luxtec will at all times reserve and keep available, free from preemptive rights and liens, out of the aggregate of its authorized but unissued Common Stock or its authorized and issued Common Stock held in its treasury, for the purpose of enabling it to satisfy any obligation to issue Warrant Shares upon exercise of Warrants, the maximum number of shares of Common Stock which may then be deliverable upon the exercise of all outstanding Warrants.

         Luxtec, or, if appointed, the transfer agent for the Common Stock (the "Transfer Agent") and every subsequent transfer agent for any shares of Luxtec's capital stock issuable upon the exercise of any of the rights of purchase aforesaid will be irrevocably authorized and directed at all times to reserve such number of authorized shares as shall be required for such purpose. Luxtec will keep a copy of this Agreement on file with the Transfer Agent and with every subsequent transfer agent for any such shares of Luxtec's capital stock issuable upon the exercise of the rights of purchase represented by the Warrants.

         10. Certain Other Agreements of Luxtec. Luxtec hereby covenants and agrees that it: (i) will not increase the par value of the shares of Common Stock receivable upon the exercise of the Warrants above the Exercise Price then in effect, (ii) before taking any action which would cause an adjustment reducing the Exercise Price below the then par value of the shares of Common Stock so receivable, will take all such corporate action as may be necessary or appropriate in order that Luxtec may validly and legally issue fully paid and nonassessable shares of Common Stock at such adjusted Exercise Price upon the exercise of the Warrants, and (iii) will not take any action which results in any adjustment of the Exercise Price if the total number of shares of Common Stock or Other Securities (as defined in Section 12 hereof) issuable after the action upon the exercise of the Warrants would exceed the total number of shares of Common Stock or Other Securities then authorized by Luxtec's charter and available for the purpose of issue upon such exercise.

         11. Antidilution Provisions. The Exercise Price and the number of Warrant Shares receivable on exercise of a Warrant shall be subject to further adjustment from time to time as provided in this Section 11. Upon each adjustment of the Exercise Price in accordance with this Section 11, the holder of each Warrant shall thereafter be entitled to purchase, at the Exercise Price resulting from such adjustment, the largest whole number of Warrant Shares obtained by multiplying the Exercise Price in effect immediately prior to such adjustment by the number of Warrant Shares purchasable under such Warrant immediately prior to such adjustment and dividing the product thereof by the Exercise Price resulting from such adjustment.

         (a) Extraordinary Dividends and Distributions. In case Luxtec, at any time or from time to time after the date hereof, shall declare, order, pay, or make a dividend or other distribution (including, without limitation, any distribution of cash or other or additional stock or other securities or property or Options by way of dividend or spin-off, reclassification, recapitalization or similar corporate rearrangement) to all holders, on the Capital Stock, other than additional shares of Capital Stock issued as a stock dividend or in a stock-split (adjustments in respect of which are provided for in Section 11(c)), then, subject to Section 11(d), the Exercise Price in effect immediately prior to the close of business on the record date fixed for the determination of holders of any class of securities entitled to receive such dividend or distribution shall be reduced, effective as of the close of business on such record date, to a price determined by multiplying such Exercise Price by a fraction

                  (A) the numerator of which shall be the Market Price in effect on such record date or, if any class of Capital Stock trades on an ex-dividend basis, the date prior to the commencement of ex-dividend trading, less the value of such dividend or distribution (as determined by the Board of Directors of Luxtec in the good faith, reasonable exercise of its business judgment) applicable to one share of Capital Stock, and

                  (B) the denominator of which shall be such Market Price in effect on such record date.

         (b) Changes in Capital Stock. If Luxtec shall be a party to any transaction (including, without limitation, a merger, consolidation, sale of all or substantially all of Luxtec's assets, liquidation or recapitalization of the Capital Stock) in which the previously outstanding Capital Stock shall be changed into or exchanged for different securities of Luxtec or common stock or other securities of another corporation or interests in a noncorporate entity or other property (including cash) or any combination of any of the foregoing (each such transaction, a "Transaction" and the date of consummation of such a Transaction, the "Consummation Date") Luxtec (in the case of a recapitalization of the Capital Stock or any other such transaction in which Luxtec retains substantially all of its assets and survives as a corporation) or such other corporation or entity (in each other case, the "Acquiring Company") then, as a condition of the consummation of the Transaction, lawful and adequate provisions shall be made so that the holders of the Warrants, upon the exercise thereof at any time on or after the Consummation Date (but during the Exercise Period), shall be entitled to receive, and the Warrant shall thereafter represent the right to receive, in lieu of the Capital Stock issuable upon such exercise prior to the Consummation Date, the highest amount of securities or other property to which such holder would actually have been entitled as a shareholder upon the consummation of the Transaction if such holder had exercised the Warrant immediately prior thereto (subject to adjustments from and after the Consummation Date as nearly equivalent as possible to the adjustments provided for in this Section 11).

         Notwithstanding anything contained herein to the contrary, Luxtec shall not effect any Transaction unless prior to the consummation thereof each Acquiring Company which may be required to deliver any securities or other property upon the exercise of the Warrants, the surrender of the Warrants or the satisfaction of exercise rights as provided herein shall assume, by written instrument delivered to the holders of the Warrants, the obligation to deliver to such holders such securities or other property to which, in accordance with the foregoing provisions, such holders may be entitled, and such Acquiring Company shall have similarly delivered to the holders of the Warrants an opinion of counsel for such corporation or entity, which opinion shall state that the Warrants, including, without limitation, the exercise provisions applicable to the Warrants, if any, shall thereafter continue in full force and effect and shall be enforceable against such Acquiring Company in accordance with the terms hereof.

         (c) Extraordinary Events Regarding Common Stock. In the event that the Company shall (i) issue additional shares of Capital Stock as a dividend or other distribution on outstanding Capital Stock, (ii) subdivide its outstanding shares of Capital Stock, or (iii) combine its outstanding shares of the Capital Stock into a smaller number of shares of Capital Stock, then, in each such event, (X) the Exercise Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then current Exercise Price by a fraction,
(a) the numerator of which shall be the number of shares of Capital Stock outstanding immediately prior to such event, and (b) the denominator of which shall be the number of shares of Capital Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Exercise Price then in effect and (Y) the number of Warrant Shares for which each Warrant is then exercisable shall be increased or decreased, as the case may be, by the percentage increase or decrease in the total number of shares of Capital Stock outstanding immediately after such event over the total number of shares of Capital Stock outstanding immediately prior to such event and the result so obtained shall be the number of Warrant Shares for which each Warrant is exercisable then in effect. The Exercise Price and the number of Warrant Shares for which each Warrant is then exercisable, as so adjusted, shall be readjusted in the same manner upon the happening of any successive event or events described in this Section 11(c).

         (d)  Minimum   Adjustment  of  Exercise   Price;   Effective  Date  for
Adjustments. If the amount of any adjustment of the Exercise Price required pursuant to this Section 11 would result in an increase in the number of Warrant Shares purchasable under the Warrants which is less than one half of one percent (0.5%) of the number of Warrant Shares purchasable under the Warrants immediately before such adjustment is otherwise so required to be made, such amount shall be carried forward and adjustment with respect thereto made at the time of and together with any subsequent adjustment which, together with such amount and any other amount or amounts so carried forward, shall result in an increase in the number of Warrant Shares purchasable under the Warrants which is at least one half of one percent (0.5%) of the number of Warrant Shares purchasable under the Warrants immediately before such adjustment; provided that, upon the exercise of the Warrants, all adjustments carried forward and not theretofore made up to and including the date of such exercise shall, with respect to the portion of the Warrants then exercised, be made. All calculations shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be.

         (e) Certain Issues Excepted. Anything herein to the contrary notwithstanding, Luxtec shall not be required to make any adjustment of the Exercise Price or the number of Warrant Shares issued hereunder in the case of
(i) the issuance of the Warrants; (ii) the issuance of shares of Common Stock issuable upon exercise of the Warrants or (iii) the issuance of any Options in an amount not exceeding, in the aggregate, 30% of the issued and outstanding Common Stock on a fully diluted basis, granted or issued pursuant to any stock option plans or other similar plans created or maintained by Luxtec providing for the issuance of Common Stock, or the issuance of any shares of Common Stock issuable upon exercise of such Options.

         (f)      Certain Notices.  If:

                  (A) Luxtec shall declare, pay or make, directly or indirectly, any dividend, payment or other distribution, on or in respect of any of the Capital Stock (other than dividends payable solely in Common Stock or on or in respect of the capital stock of any Subsidiary (other than dividends payable solely on capital stock of such Subsidiary, owned beneficially and of record by Luxtec or a Wholly-Owned Subsidiary of Luxtec));

                  (B) Luxtec shall offer for subscription pro rata to the holders of Capital Stock any additional shares of stock of any class or other rights;

                  (C) there shall be any capital reorganization or reclassification of the Capital Stock of Luxtec, or consolidation or merger of Luxtec with, or sale of all or substantially all of its assets to, another corporation or other entity;

                  (D) there shall be a voluntary or involuntary dissolution, liquidation or winding-up of Luxtec; or

                  (E) Luxtec has taken or proposes to take any other action which would require the adjustment of the Exercise Price and/or the number of Warrant Shares issuable upon exercise of a Warrant; then, in any one or more of such cases, Luxtec shall give to each registered holder of Warrant Certificates at its address appearing on the Warrant register (a) at least 30 days prior notice of the date on which the books of Luxtec shall close or a record shall be taken for such dividend, distribution or subscription rights or for determining rights to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding up or other action, and (b) at least 30 days prior written notice of the date (or, if not then known, a reasonable approximation thereof by Luxtec) when the same shall take place. Such notice shall also specify, in the case of any such dividend, distribution or subscription rights, the date on which the holders of Capital Stock shall be entitled thereto, or the date on which the holders of Capital Stock shall be entitled to exchange their Capital Stock for securities or other property deliverable upon any reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding-up, as the case may be. Such notice shall also state whether the action in question or the record date is subject to the effectiveness of a registration statement under the Securities Act or to a favorable vote of security holders, if either is required, and Luxtec shall, at its expense, promptly compute each adjustment in Exercise Price and/or number of Warrant Shares issuable upon exercise of a Warrant in accordance with the terms of this Agreement as a result of such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation, winding up or other action that would require the adjustment of the Exercise Price and/or the number of Warrant Shares issuable upon exercise of a Warrant, and prepare a report of its chief financial officer setting forth such adjustment and showing in reasonable detail the method of calculation thereof and the facts upon which such adjustment is based, including a statement of (i) the consideration received or to be received by Luxtec for any shares of Common Stock issued or sold or deemed to have been issued, (ii) the number of shares of Common Stock outstanding or deemed to be outstanding, and (iii) the Exercise Price in effect immediately prior to such issue or sale and as adjusted on account thereof. Luxtec will forthwith mail a copy of each such report to each holder of a Warrant and will, at any time and from time to time upon the written request of the Required Holders, furnish to each holder a like report setting forth the Exercise Price at the time in effect and showing in reasonable detail how it was calculated. Luxtec will also keep copies of all such reports at its principal executive offices and at the office of each Transfer Agent (other than Luxtec) and will cause the same to be available for inspection (and copying) at each such offices during normal business hours by any holder of Warrants.

         (g) Certain Events. If any event occurs as to which, in the good faith judgment of the Board of Directors of Luxtec, the other provisions of this
Section 11 are not strictly applicable or if strictly applicable would not fairly protect the exercise rights of the holders of the Warrants in accordance with the essential intent and principles of such provisions, then the Board of Directors of Luxtec in the good faith, reasonable exercise of its business judgment shall make an adjustment in the application of such provisions, in accordance with such essential intent and principles so as to protect such exercise rights as aforesaid; provided that no such adjustment shall have the effect of increasing the Exercise Price as otherwise determined pursuant to this
Section 11. Luxtec may make such reductions in the Exercise Price or increase in the number of shares of Common Stock purchasable hereunder as it deems advisable, including any reductions or increases, as the case may be, necessary to ensure that any event treated for federal income tax purposes as a distribution of stock or stock rights not be taxable to recipients; provided if the reduction in Exercise Price or increase in number of shares of Common Stock is not permanent, Luxtec shall provide each holder of Warrants prompt notice as to the dates such reduction or increase is to be in effect and during such period the reduction or increase will be irrevocable.

         (h) Warrant Certificate Terms. Irrespective of any adjustments in the Exercise Price or the number or kind of shares or other securities purchasable upon the exercise of the Warrants, the Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares of Common Stock as are stated in the Warrant Certificate.

         12. Definitions. The following terms shall have the following meanings:

         "Business Day" means any day other than a Saturday, a Sunday or a day on which commercial banks in Boston, Massachusetts are required or authorized to be closed.

         "Capital Stock" means the Common Stock and any additional class of stock of Luxtec having no preference as to dividends or distributions on liquidation which may be authorized in the future by an amendment to Luxtec's charter.

         "Convertible Securities" shall mean any evidences of indebtedness, shares of stock or securities directly or indirectly convertible into or exchangeable for additional shares of Capital Stock.

         "Market Price" means, on any date specified herein, the price obtained by taking the volume weighted arithmetic mean over a period of 20 consecutive Trading Days ending the second Trading Day prior to such date of the average, on each such Trading Day, of the high and low sale prices of shares of each such class of Capital Stock (or if no such sale takes place on any such Trading Day, the average of the highest closing bid and lowest closing asked prices thereof on such Trading Day, in each case as officially reported on all national securities exchanges on which each such class of Capital Stock is then listed or admitted to trading).

         "Nationally Recognized Underwriter" means Bear, Stearns & Co., William Blair & Company, Alex, Brown & Sons, CS First Boston Corporation, Dean Witter Reynolds Inc., Dillon, Read & Co., Donaldson, Lufkin & Jenrette, Furman Selz Incorporated, Goldman, Sachs & Co., Hambrecht & Quist, J.P. Morgan, Lazard Freres & Co., Lehman Brothers, Merrill Lynch, Montgomery Securities, Morgan Stanley & Co., Oppenheimer & Co., Paine Webber, Prudential Securities Incorporated, Robertson, Stephens & Company, Salomon Brothers, Inc., Smith Barney, Wertheim Schroeder & Co., Tucker Anthony Incorporated and Cowen & Company.

         "Options" means rights, options or warrants to subscribe for, purchase or otherwise acquire either additional shares of Capital Stock or Convertible Securities.

         "Other Securities" means any stock (other than Common Stock) and any other securities of Luxtec or any other person (corporate or otherwise) which the holders of the Warrants at any time shall be entitled to receive, or shall have received, upon the exercise or partial exercise of the Warrants, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 11(b) or otherwise.

         "Person" shall mean and include any individual, partnership, joint venture, corporation, limited liability company, trust, government or any department or agency thereof, and any other form of business organization (whether or not a legal entity).

         "Public Offering" means a public offering of Common Stock pursuant to a registration statement effective under the Securities Act.

         "Qualified Offering" means a Public Offering on behalf of Luxtec shareholders underwritten by a Nationally Recognized Underwriter where the aggregate proceeds are not less than $10,000,000 and the price per share is not less than $6.00 and in which the Purchaser is permitted to include all Warrant Shares.

         "Required Holders" means, at any time, the registered holder or holders of at least 66-2/3% of the aggregate Warrants then outstanding

         "Subsidiary" means, any corporation, association or other business entity in which Luxtec and/or one or more of its Subsidiaries collectively owns sufficient equity or voting interests to enable it or them (as a group) ordinarily, in the absence of contingencies, to elect a majority of the directors (or Persons performing similar functions) of such entity, and any partnership or joint venture if more than a 50% interest in the profits or capital thereof is collectively owned by Luxtec and/or one or more of its Subsidiaries (unless such partnership can and does ordinarily take major business actions without the prior approval of Luxtec or one or more of its Subsidiaries).

         "Trading Day" means any day on which American Stock Exchange is open for trading on a regular basis.

         "Warrant Shares" has the meaning specified in the Recital paragraph of this Agreement.

         "Wholly-Owned Subsidiary" means a Subsidiary all of the voting power of all classes of the Voting Stock and all of the beneficial ownership of which is owned directly or indirectly through one or more other Wholly-Owned Subsidiaries, by Luxtec.

         13. Fractional Interests. Luxtec shall not issue fractional Warrant Shares on the exercise of Warrants. If more than one Warrant shall be presented for exercise in full at the same time by the same holder, the number of full Warrant Shares which shall be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of Warrant Shares purchasable on exercise of the Warrants so presented. If any fraction of a Warrant Share would, except for the provisions of this Section 13, be issuable on the exercise of any Warrants (or specified portion thereof), Luxtec shall pay a cash adjustment to the holder in respect of such fraction on the basis of the Market Price per share of Common Stock on the Business Day next preceding the date of such exercise.

         14. No Rights as Stockholders. Nothing contained in this Warrant Agreement shall be construed as conferring upon the holder or any Transferee of any Warrant prior to the time of the exercise thereof, the right to vote, to receive dividends or to consent to or receive notice as a stockholder in respect of any meeting of stockholders for the election of directors of Luxtec, or otherwise to enjoy the rights of a stockholder of Luxtec.

         15. Notices. All notices and other written communications provided for hereunder shall be given in writing and delivered in person or sent by overnight delivery service (with charges prepaid) or by facsimile transmission, if the original of such facsimile transmission is sent by overnight delivery service (with charges prepaid) by the next succeeding Business Day and (i) if to the Purchaser or its nominee, addressed to such person at the address or fax number specified for such communications on Schedule 1 hereto or at such other address or fax number as such person shall have specified to Luxtec in writing, (ii) if to any other holder, addressed to such other holder at such address or fax number as is specified for such holder in the register referenced in Section 4 and (iii) if to Luxtec, addressed to it at 326 Clark Street, Worcester, Massachusetts 01606-1214, Attention: Chief Financial Officer (with a copy to the attention of Luxtec's general counsel), Fax No. (508) 856-9462 or at such other address or fax number as Luxtec shall specify to each holder in writing given in accordance with this Section 15. Notice given in accordance with this Section shall be effective upon the earlier of the date of delivery or the second Business Day at the place of delivery after dispatch.

         16. Supplements and Amendments. Luxtec and the Purchaser who is a holder of Warrant Certificates at the time may from time to time supplement or amend this Agreement without the further approval of any holders of Warrant Certificates or Warrant Shares in order to cure any ambiguity or to correct or supplement any provision contained herein which may be defective or inconsistent with any other provision herein, or to make any other provision in regard to matters or questions arising hereunder which Luxtec and the Purchaser may deem necessary or desirable and which shall not have a material adverse effect on the interests of the holders of Warrant Certificates or Warrant Shares. Any other amendment or supplement to this Agreement shall require the written consent of Required Holders.

         17. Successors. All the covenants and provisions of this Agreement by or for the benefit of Luxtec or the Purchaser shall bind and inure to the benefit of their respective successors and assigns hereunder.

         18. Termination. This Agreement shall terminate at 5:00 p.m., Boston, Massachusetts, local time on the last day of the Exercise Period. Notwithstanding the foregoing, this Agreement will terminate on any earlier date if all Warrants have been exercised.

         19. Benefits of This Agreement. Nothing in this Agreement shall be construed to give to any person, company or entity other than Luxtec, the Purchaser and the registered holders of the Warrants and Warrant Shares any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of Luxtec, the Purchaser and the registered holders of the Warrants and Warrant Shares.

         20.  Availability of Information.

         (a) Luxtec shall comply with the reporting requirements of Sections 13 and 15(d) of the Exchange Act to the extent it is required to do so under the Exchange Act. Luxtec shall also cooperate with each holder of any Warrants and holder of any Warrant Shares in supplying such information as may be necessary for such holder to complete and file any information reporting forms currently or hereafter required by the SEC as a condition to the availability of an exemption from the Securities Act for the sale of any Warrants or Warrant Shares, provided, that each such holder obtain a confidentiality agreement, in the form reasonably satisfactory to Luxtec, from each prospective purchaser.

         (b) Luxtec shall cause copies of all financial statements and reports, proxy statements and other documents as it shall send to its stockholders to be sent by first-class mail, postage prepaid, on the date of mailing to such stockholders, to each holder of Warrants and holders of Warrant Shares at its address appearing on the register as of the record date for the determination of the stockholders entitled to such documents.

         21. Counterparts; Effectiveness. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument. This Agreement shall become effective on the date on which each party hereto shall have received counterparts hereof executed by each of the parties hereto. The execution and delivery hereof by Luxtec is irrevocable.


         22. The Transaction   Documents   embody  the  entire   agreement  and
understanding   between  the  Purchaser  and  Luxtec  and  supersede  all  prior agreements and understandings relating to the subject matter hereof and thereof.

         23. Severability. If any provision of this Agreement shall be held or deemed to be, or shall in fact be, invalid, inoperative, illegal or unenforceable as applied to any particular case in any jurisdiction because of the conflict of such provision with any constitution or statute or rule of public policy or for any other reason, such circumstance shall not have the effect of rendering the provision or provisions in question invalid, inoperative, illegal or unenforceable in any other jurisdiction or in any other case or circumstance or of rendering any other provision or provisions herein contained invalid, inoperative, illegal or unenforceable to the extent that such other provisions are not themselves actually in conflict with such constitution, statute or rule of public policy, but this Agreement shall be reformed and construed in any such jurisdiction or case as if such invalid, inoperative, illegal or unenforceable provision had never been contained herein and such provision reformed so that it would be valid, operative and enforceable to the maximum extent permitted in such jurisdiction or in such case.

         24. Governing Law. All issues and questions concerning the construction, validity, interpretation and enforcement of this Warrant Agreement shall be governed by, the laws of the Commonwealth of Massachusetts (without giving effect to any laws or rules relating to conflicts of laws that would cause the application of the laws of any jurisdiction other than the Commonwealth of Massachusetts).

         IN WITNESS WHEREOF, the parties have executed this Agreement under seal as of the date first written above.


                                         LUXTEC CORPORATION


                                         By:

                                         Name:

                                         Title:

                               SIGNATURE PAGE
                                      TO
                             WARRANT AGREEMENT


         Reference is hereby made to that certain Warrant Agreement, dated as of June __, 1996, by and among Luxtec Corporation, a Delaware corporation (the "Company"), and the Purchaser parties thereto, as amended and in effect from time to time (the "Warrant Agreement").

         The undersigned hereby agrees that, from and after the date that the Company countersigned this Signature Page in the space provided therefor below, the undersigned shall become a Purchaser party to the Warrant Agreement. This Signature Page shall take effect and shall become a part of the Warrant Agreement immediately upon execution by the undersigned and the Company.

         Executed under seal as of the date set forth below under the laws of the Commonwealth of Massachusetts.




                                             Signature:

                                             Name:



Accepted:

LUXTEC CORPORATION


By:

Name:

Title:

Date:

                                                                  Schedule 1



                               PURCHASER SCHEDULE



         Purchaser Name                              Number of Warrants

                                                                  Exhibit A



                           FORM OF WARRANT CERTIFICATE

                                                                   Exhibit B


                                 ASSIGNMENT FORM


         FOR VALUE RECEIVED, ____________________, being duly authorized, hereby sells, assigns and transfers unto

Name
(please typewrite or print in block letters)

Address

its right to purchase _______ shares of Common Stock represented by this Warrant and does hereby irrevocably constitute and appoint ________________________ Attorney, to transfer the same on the books of Luxtec, with full power of substitution in the premises.

Date:_____________, _____


Signature/ Title___________________________________________________

Note: The signature must conform in all respects to name of the holder as specified on the face of the Warrant Certificate.


- ----------------------------------
Social Security or other
identifying number of holder



- ----------------------------------
Signature Guarantee

                                                               Exhibit C


                        FORM OF TRANSFEREE CERTIFICATE

                    [Letterhead of Prospective Purchaser or
                        U.S. Registered Broker-Dealer]


Luxtec Corporation
326 Clark Street
Worcester, MA  01606-1214                             Date: _______________

Attention: _________________________


Dear Sirs:

         1. We hereby request that __________ Warrants to purchase common stock, par value $0.01 per share (the "Common Stock"), of Luxtec Corporation, a Massachusetts corporation ("Luxtec"), be registered in the name set forth below and confirm that:

         Each person in whose name the Warrants or the Common Stock issuable upon exercise of the Warrants (the "Warrant Shares") are to be registered upon transfer (or, in the case of a transfer to a nominee, each beneficial owner of such Warrant or Warrant Share) has been advised that such Warrant or Warrant Share has been sold or transferred to it in reliance upon Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), and the address of the person in whose name the Warrant or Warrant Share is to be registered upon transfer is an address outside the United States (as defined in Regulation S) and such person is not a U.S. Person (as defined in Regulation S).

         If this letter is being filled out by a prospective purchaser, the undersigned purchaser confirms that the Warrants or Warrant Shares, as the case may be, will be transferred only in accordance with and subject to the provisions of Section 5 of the Warrant Agreement between Luxtec and the Purchasers named therein (the "Warrant Agreement"), a copy of which has been previously delivered to such prospective purchaser, and the legend on the Warrant Certificates, and further, that it understands that in connection with any such transfer, Luxtec may request, and if so requested the undersigned purchaser will furnish, such certificates and other information as may reasonably be required to confirm that any such transfer complies with the restrictions set forth therein.

         We also confirm that we will transfer the Warrants or Warrant Shares only in accordance with and subject to the provisions of the Warrant Agreement.

         2. The Warrants and Warrant Shares should be registered as follows:

Name:

Address:

Tax Identification Number:

Physical Location of Warrant or Warrant Share

  Certificates (including address):

Address:

Contact:

         3. If this letter is being completed by a U.S. registered broker-dealer on behalf of the transferee, the undersigned broker-dealer confirms that (a) it has delivered to the transferee a copy of the Warrant Agreement or a notice regarding the restrictions on transfer of the Warrants and Warrant Shares by such transferee as set forth in the legend on the Warrants and (b) to the best of its knowledge, the information provided herein about the transferee is true and correct.

         You are entitled to rely upon this letter and you are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceeding or official inquiry with respect to the matters covered hereby.

                                      Very truly yours,

                                      [Name of Prospective Purchaser or
                                       U.S. Registered Broker Dealer]


                                       By:

                                       Title:

                                                             Exhibit D

                      FORM OF ELECTION TO PURCHASE


                                                      Dated ___________, ____


         The undersigned, being duly authorized, hereby irrevocably elects to exercise the within Warrant to the extent of purchasing ______ shares of Common Stock and hereby makes payment of $___________ in payment of the exercise price thereof.

                               -----------


                  INSTRUCTIONS FOR REGISTRATION OF STOCK

Name
                (please typewrite or print in block letters)

Address

         Signature/ Title

         Note: The signature must conform in all respects to the name of the holder as specified on the face of the Warrant Certificate.



- --------------------------------------
Social Security or other identifying
number of holder

- --------------------------------------
Signature Guarantee

                                                             Exhibit 10V

THE SECURITY EVIDENCED HEREBY HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAW AND MAY NOT BE SOLD, PLEDGED, TRANSFERRED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT OR AN OPINION OF COUNSEL SATISFACTORY TO LUXTEC CORPORATION TO THE EFFECT THAT SUCH REGISTRATION IS NOT REQUIRED. THE SECURITY REPRESENTED BY THIS CERTIFICATE IS ENTITLED TO THE BENEFITS OF A CERTAIN REGISTRATION RIGHTS AGREEMENT DATED AS OF MAY ___, 1996 BETWEEN THE ISSUER AND THE PURCHASER IDENTIFIED THEREIN, A COPY OF WHICH WILL BE FURNISHED TO THE REGISTERED HOLDER HEREOF WITHOUT CHARGE BY THE ISSUER, UPON REQUEST.

                             _______________ Warrants
                             W-__ Warrant Certificate

                               LUXTEC CORPORATION

         This Warrant Certificate certifies that ____________________ or its assigns, is the registered holder of ___________ warrants (the "Warrants"), expiring at 5:00 p.m., Boston, Massachusetts local time, on December 31, 2001 (the "Expiration Date") (as defined in the Warrant Agreement referred to below) (or such later date as is specified in the Warrant Agreement) to purchase shares of the common stock, $0.01 par value per share (the "Common Stock") of Luxtec Corporation, a Massachusetts corporation ("Luxtec" or the "Company"). Each Warrant entitles the holder, upon exercise, to receive from the Company, if exercised on or before 5:00 p.m., Boston, Massachusetts, local time, on the Expiration Date (or such later date as is specified in the Warrant Agreement), one fully paid share of Common Stock (a "Warrant Share") at the initial exercise price (the "Exercise Price") of $6.00 per share payable as provided in the Warrant Agreement upon surrender of this Warrant Certificate and payment of the Exercise Price at the principal office of the Company at 326 Clark Street, Worcester, Massachusetts 01606-1214, subject to the conditions set forth herein and in the Warrant Agreement referred below. The Exercise Price and number of Warrant Shares issuable upon exercise of the Warrants are subject to adjustment upon the occurrence of certain events as set forth in the Warrant Agreement.

         The Warrants represented by this Warrant Certificate may not be exercised before the date hereof or after 5:00 p.m., Boston, Massachusetts local time on the Expiration Date (or such later date as is specified in the Warrant Agreement) and, to the extent not exercised on or before 5:00 p.m., Boston, Massachusetts local time, on such date, such Warrants shall become void.

         The Warrants evidenced by this Warrant Certificate are part of a duly authorized issue of Warrants expiring on the Expiration Date (or such later date as is specified in the Warrant Agreement) entitling the holder on exercise to receive shares of Common Stock of the Luxtec, and are issued or to be issued pursuant to a Warrant Agreement dated as of June ___, 1996 (the "Warrant Agreement") by and between the Company and the Purchasers (as defined therein), which Warrant Agreement is hereby incorporated by reference in and made a part of this instrument and is hereby referred to for a description of the rights, limitation of rights, obligations, duties and immunities thereunder of the Company and the holders (the words "holders" or "holder" meaning the registered holders or registered holder) of the Warrants. A copy of the Warrant Agreement may be obtained by the holder hereof upon written request to the Company.

         Warrants may be exercised at any time on or after the date hereof and before 5:00 p.m. Boston, Massachusetts local time on the Expiration Date (or such later date as is specified in the Warrant Agreement). The holder of Warrants evidenced by this Warrant Certificate may (i) exercise them, by surrendering this Warrant Certificate, with the Form of Election to Purchase attached properly completed and executed, together with payment of the Exercise Price as provided in the Warrant Agreement at the principal office of the Company located at 326 Clark Street, Worcester, Massachusetts 01606-1214. In the event that upon any exercise or conversion of Warrants evidenced hereby the number of Warrants exercised or converted shall be less than the total number of Warrants evidenced hereby, there shall be issued to the holder hereof or its assignee a new Warrant Certificate evidencing the Warrants not exercised or converted.

         The Warrant Agreement provides that upon the occurrence of certain events the Exercise Price set forth on the face hereof may, subject to certain conditions, be adjusted. If the Exercise Price is adjusted, the Warrant Agreement provides that the number of shares of Common Stock issuable upon the exercise of each Warrant may be adjusted. No fractions of a share of Common Stock will be issued upon the exercise of any Warrant, but the Company will pay the cash value thereof determined as provided in the Warrant Agreement.

         Warrant Certificates, when surrendered at the principal office of the Company by the registered holder thereof in person or by legal representative or attorney duly authorized in writing, may be exchanged, in the manner and subject to the limitations provided in the Warrant Agreement, without charge, for another Warrant Certificate or Warrant Certificates of like tenor evidencing in the aggregate a like number of Warrants. Upon due presentation for registration of transfer of this Warrant Certificate at the principal office of the Company, a new Warrant Certificate or Warrant Certificates of like tenor and evidencing in the aggregate a like number of Warrants shall be issued to the transferees in exchange for this Warrant Certificate, subject to the limitations provided in the Warrant Agreement, without charge.

         Neither the Warrants nor this Warrant Certificate entitles any holder hereof to any rights of a stockholder of the Company.

         All issues and questions concerning the construction, validity, interpretation and enforcement of this Warrant Certificate shall be governed by the laws of the Commonwealth of Massachusetts without regard to principles of conflicts of laws.

         IN  WITNESS  WHEREOF,   Luxtec  Corporation  has  caused  this  Warrant
Certificate to be signed by its Chairman of the Board, President, or Vice President and by its Secretary or Assistant Secretary, thereunto duly authorized, and has caused this Warrant Certificate to be duly executed, as of June __, 1996.


Attest:                                    LUXTEC CORPORATION


Dated:                                     By:

                                           Name:

                                           Title