Form 10-K
period 1996-10-31
LUXTEC CORP /MA/
filed 1997-01-29
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1996 [Fee Required]
           or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2,746,909 based on the closing price of such stock on December 31, 1996, as reported by the American Stock Exchange ($2.63 per share).

As of December 31, 1996, 2,849,657 shares of Common stock, $.01 par value, were issued and outstanding.


   Documents Incorporated by Reference           Form 10-K Reference
Proxy Statement for the next Annual Meeting          Part III

     PART I This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. The industry in which the Company competes is characterized by rapid changes in technology and frequent new product introductions. The Company believes that its long-term growth depends largely on its ability to continue to enhance existing products and to introduce new products and features that meet the continually changing requirements of its customers. While the Company has invested heavily in new products and processes, there can be no assurance that it can continue to introduce new products and features on a timely basis or that certain of its products and processes will not be rendered noncompetitive or obsolete by its competitors.

 ITEM 1. BUSINESS

 The Corporation
Luxtec Corporation, a Massachusetts Corporation (the "Corporation" or "Luxtec"), was organized in November 1981, and is engaged in the design, manufacture, marketing and distribution of fiber optic headlight and video camera systems, light sources, cables, retractors, surgical telescopes and other custom made surgical equipment for the medical and dental industries. Through its subsidiaries, Fiber Imaging Technologies, Inc. and CardioDyne, Inc., the Corporation also manufactures small diameter specialty endoscopes and motion tolerant blood pressure monitors, respectively, for the medical market.

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

The Corporation's CardioDyne, Inc. subsidiary is engaged in the design and development of proprietary, motion tolerant, non-invasive blood pressure ("BP") monitors for use on moving and exercising patients. The products are designed for use in the categories of exercise stress testing, emergency transport, obstetrics, and other applications where frequent, accurate blood pressure data is vital, yet where existing blood pressure monitors typically fail to work because of patient motion. The Corporation's two existing BP products have been approved for sale in the United States by the Food and Drug Administration (the "FDA").

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

The technology used by Luxtec to provide illumination directly to the surgical site is facilitated by fiber optic cables piping light into an adjustable headlight composed of a series of lenses and mirrors mounted on a headband. These lenses then focus the light directly on the surgical site when worn by the surgeon. This provides a lightweight, low temperature illumination source to enhance visualization for microsurgical and deep cavity illumination. State of the art microsurgery often involves working on anatomical structures smaller than 1 millimeter in diameter. To work on such small structures, the surgeon often needs high quality, portable magnification devices. The new Luxtec telescopes are designed to offer high quality magnification with coincident illumination.

Blood Pressure Monitoring
An important symptom of patients with life threatening conditions such as shock, internal bleeding or heart failure, is usually a drop in blood pressure (BP). Thus, blood pressure is measured often on most patients, and is a key vital sign in medicine.

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

For resting patients whose blood pressure must be sampled periodically, automatic intermittent non-invasive blood pressure monitors are widely used. Current measuring techniques are very sensitive to any motion of the patient during the time that the actual reading is being taken. Most intermittent, non-invasive BP monitors work poorly or do not work at all on patients who are moving or being transported when the measurement is being taken. Motion interferes with the ability to detect critical sounds and, therefore, it is very difficult to measure the blood pressure of patients who are shivering, exercising or being transported.

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

 Products
Headlight Systems The Corporation has designed and manufactured a line of fiber optic headlight systems that assist surgeons by illuminating the area of the surgical procedure. Designed to provide maximum performance and comfort, the Corporation's headlight systems are lightweight and provide the surgeon with a near coaxial view. The Corporation's patented headlight systems provide a virtually unobstructed view of the area of surgical procedure.

Light Sources A fiber optic light source with solid state electronics permits the precise regulation of electric current in order to control illumination levels of Xenon and Halogen lamps and, thereby, eliminates fluctuations or "flickering" in the light provided. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted in a rigid or flexible mode without heat. The Corporation manufactures a product line of high quality, solid state Xenon and Halogen fiber optic light sources. The Corporation's light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The Corporation's light sources are designed and manufactured to comply with U.L. 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, the Corporation works to achieve compliance with as many international standards as necessary to compete effectively on a worldwide basis (including the CE mark that has been attained on the present product line).

The Corporation's model numbers 9175 and 9300 Xenon light sources produce high intensity light that is the equivalent of daylight in color. The white light produced by these light sources is used in instances where more intense illumination is required, e.g., for endoscopic television surgery or for use with the Corporation's Microlux television camera products.

Fiber Optic Cables The Corporation designs and manufactures a complete range of fiber optic cables and holds patents on certain fiber optic cable assemblies. See "Patents and Proprietary Information." The Corporation has a range of fiber bundle diameters from 1.0 mm to 6.5 mm and also allows a surgeon to choose from various angles (180 degree, 90 degree and 45 degree) in order to optimize the use of surgical instruments. The Corporation employs a proprietary technology that enables the fiber optic interface to withstand significantly higher temperatures and that permits the use of higher output light sources.

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

Fiber Optic Headlight and Video Camera Systems The Corporation manufactures and markets a series of video products that are currently being used in the United States and approximately 26 countries around the world. The Corporation's Microlux Headlight Camera Systems are designed to televise most surgical procedures. The system is a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by the Corporation, and integrated with fiber optic illumination.

The Corporation's Microlux System can transmit the surgeon's eye view of the procedure live to a television monitor for teaching purposes or to be recorded for later use.

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

Blood Pressure Monitors The Corporation has developed a proprietary electronic signal acquisition and signal processing technology that separates "motion noise" from systolic and diastolic blood pressure signals. In addition to the Corporation's current product line, the Corporation plans to use this technology to develop additional non-invasive blood pressure monitoring products that are motion tolerant.

Microlaparascopic Products The Corporation's Fiber Imaging Technologies subsidiary manufactures and markets small diameter rigid, flexible and semi-flexible endoscopes that provide fields of view for either very high magnification of objects or panoramic views of internal cavities. These instruments can offer any direction of view that is required. The primary product line consists of endoscopes that are between 0.5mm and 2.7mm in diameter. Endoscopes are produced that contain working channels for the insertion of tools, fluid infusion or drainage. Fiber Imaging Technologies specializes in the design, manufacturing and marketing of custom optical systems that offer outstanding image quality and optimum energy delivery.

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

The Corporation is the owner of four U.S. federal trademark registrations: (i) LUXTEC, registration number 1,453,098, registered August 18, 1987; (ii) LUXTEC (and design), registration number 1,476,726, registered February 16, 1988; (iii) LUXTEC (stylized), registration number 1,758,176, registered March 16, 1993; and
(iv) LUXTEC, registration number 1,956,027, registered February 13, 1996. The Corporation is also the owner of the following foreign trademark registrations for its LUXTEC trademark: (i) Chile, registration number 452.314, registered October 31, 1995; and (ii) Peru, registration number 016214, registered June 14, 1995.

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

 Marketing and Sales
Fiber Optics
The Corporation's customers for its fiber optic and illumination products are acute care hospitals, clinics, surgi centers, and surgeons. An estimated 33,000 surgeons use the Corporation's products, on a worldwide basis. The Corporation's products provide illumination and magnification used during the surgical procedure.

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

Blood Pressure Monitoring
The Corporation believes that the initial target market segments for its products will be for use in exercise stress testing, emergency transport, obstetrics and for post-operative patients. First shipments of production units occurred during the fourth quarter of fiscal year 1996.

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

The CardioDyne NBP 2000 incorporates a sensor and companion processing software that significantly reduces the interference from motion and noise in the blood pressure signal. The Corporation believes this results in a reliable blood pressure measurement during an exercise stress test. The CardioDyne NBP 2000 has undergone clinical trials at Beth Israel Hospital, and has been tested by physicians and clinicians at several other hospitals, including Deaconess Hospital, and the University of Massachusetts Medical Center.

           Emergency Transport

The Corporation estimates that the emergency transport (ambulance) market for the CardioDyne product line is potentially large. There are approximately 42,000 emergency transport vehicles in the U.S., of which the Corporation estimates that 30,000 are potential candidates for products based on the CardioDyne technology.

The Corporation estimates that emergency victims of accidents, heart attacks, strokes, and other medical emergencies account for almost 10 million transports in the U.S. The Corporation further estimates that an additional 2 million medical patients are transferred between hospitals annually in emergency transport vehicles. These patients are often unstable or at risk of medical hazard, hence their vital signs (blood pressure, heart rate, respiration, and oxygen saturation) are measured frequently. Currently, blood pressure is measured manually on most transport patients and the measurement is difficult to do even by a skilled EMT because of the noise and vibration in the vehicle. Preliminary tests indicate that the CardioDyne NBP 2000 accurately measures blood pressure during transports, even with a shivering patient and even in the presence of vibration and noise.

           Obstetrics

Blood pressure is an important parameter to monitor during labor and delivery due to the possibility of dangerously high blood pressures, hemorrhage and shock, as well as other potential complications. Frequent, accurate blood pressure information is important to manage these patients. However, women in labor frequently shiver, particularly those receiving epidural anesthesia. The Corporation believes that shivering causes commonly used oscillometric blood pressure monitors to become inaccurate or to cease working. To accurately measure blood pressure on shivering patients, the alternatives are invasive blood pressure measurement, which is expensive and risky, or frequent manual monitoring. The Corporation believes that the CardioDyne product line potentially provides a better alternative, as it accurately measures and records blood pressure on moving or shivering labor patients, without the cost and risk of invasive monitoring or the constant attention of manual monitoring.

           Post-Operative

Many recovery room patients experience post anesthesia tremors. These patients are monitored for various vital signs, including blood pressure. The Corporation believes that current commercial models can become inaccurate or fail to work in this application due to patient tremor and that a motion tolerant monitor therefore may be well received in this market.

 Competition
Fiber Optics
The Corporation competes with national and international companies engaged in the manufacture of headlight systems, including B.F. Wehmer, Cogent Light Technologies, Inc. and Designs for Vision, and in fiber optic medical instruments with Pilling Weck Company, the Stryker Company and Richard Wolf & Company as well as other smaller diversified companies. In the replacement cable market, the Corporation competes with both original equipment manufacturers as well as others engaged in activities similar to that of the Corporation. The Corporation is not aware of any specific seasonal variation factors that directly effect net sales levels.

The Corporation's management believes that direct competition in the light source market comes from several established companies having considerably larger and greater financial and human resources, including Designs for Vision, Olympus, B.F. Wehmer, Karl Storz Company, and Richard Wolf & Company.

Blood Pressure Monitoring
The Corporation has identified two companies, Suntek and Colin Medical, that are currently supplying exercise blood pressure monitors in the U.S. The companies sell directly under their own name, and Colin produces an OEM version of its monitor that is sold by Quinton. Critical care blood pressure monitors are sold by numerous companies, including Critikon, Datascope, Colin, Hewlett Packard, Spacelabs and others. The Corporation believes that the CardioDyne product line performance, features and capabilities will allow it to compete effectively against these products. Nonetheless, the Corporation expects that many of its current and future competitors will have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than those of the Corporation. There can be no assurance that the Corporation will be able to compete successfully in its intended markets.


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


 Major Customers
For  the  year  ended  October  31,  1996,  one  customer,   Specialty  Surgical
Instruments, accounted for 12% of the Corporation's net revenues.

 Research and Development
The Corporation incurred approximately $661,000 of product development expenses in fiscal year 1996, $615,000 in fiscal 1995, and $437,000 in fiscal 1994. The Corporation expects that the increased level of investment in product development will result in a series of product introductions during fiscal 1997 and beyond.

 Manufacturing and Suppliers
The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier.

 Backlog
At October 31, 1996, the Corporation's backlog was $945,000, compared to $850,000 at October 31, 1995. The Corporation generally ships products within three weeks of the receipt of an order from a customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

 Employees
As of October 31, 1996, the Corporation had 71 full time employees, of whom five are executives, three are engaged in supervisory capacities, 31 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation's employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.

 Executive Officers
For information with respect to the Executive Officers of the Corporation, see the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

 ITEM 2.  PROPERTIES

The Corporation occupies approximately 27,000 square feet at 326 Clark Street, Worcester, Massachusetts under a lease that has been extended through in September 1998. The Corporation believes that this space is adequate to meet its current requirements and that alternative space would be available at comparable prices should the lease not be extended after its expiration.

 ITEM 3.  LEGAL PROCEEDINGS

The Corporation was the defendant in a suit brought by Republic Lens Corporation ("Republic") of New Jersey. The suit, filed on September 29, 1995, in United States District Court, District of New Jersey alleged that the Corporation breached a contract with Republic in which the Corporation was obligated to use Republic as its sole supplier of parts to be used in the development and sale of a product that would result from a patent assigned to the Corporation by Republic. The two companies agreed to a settlement of the suit in which the Corporation returned the rights to the patent to Republic in return for a release from liability from Republic.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation's fiscal year ended October 31, 1996.

                                     PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The Corporation's Common Stock is traded on the American Stock Exchange (AMEX) under the AMEX symbol "LXU.EC." The Corporation's Common Stock has been listed on the American Stock Exchange since April 20, 1994. From September, 1986 until April, 1994 the Corporation's Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers, Inc. Automated Quotations System (NASDAQ) under the NASDAQ symbol "LUXT." The following table sets forth the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below.


                                              Common Stock
                                            High           Low

 Fiscal Year Ended 10/31/95
First Quarter                               5.38           3.50`
Second Quarter                              4.00           2.50
Third Quarter                               7.25           2.88
Fourth Quarter                              5.75           4.00

 Fiscal Year Ended 10/31/96
First Quarter                               4.00           2.00
Second Quarter                              4.00           2.50
Third Quarter                               3.38           2.75
Fourth Quarter                              4.00           2.38



On December 31, 1996, the closing sale price of the Corporation's Common Stock on the American Stock Exchange was $2.63.

As of December 31, 1996, there were  approximately  747 holders of record of the
Corporation's   Common  Stock.   The   Corporation   estimates  that  there  are
approximately 2,000 beneficial holders of the Corporation's Common Stock.

The Corporation has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. The Board of Directors currently intends to retain any future earnings for use in the Corporation's business.

 ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated operating data presented below for the years ended October 31, 1992, 1993, 1994, 1995 and 1996 and the consolidated balance sheet data at October 31, 1992, 1993, 1994, 1995 and 1996 are derived from and qualified by reference to the Corporation's consolidated financial statements that have been audited by Arthur Andersen LLP, the Corporation's independent public accountants. The information set forth below should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. This data reflects the Corporation's one-for-ten Common Stock reverse split effected April 10, 1992 for all periods presented.

 Operating Data:                                     (In thousands, except for per share data)
                                                                     Years Ended October 31,
                                         1992           1993           1994            1995           1996

Sales . . . . . . . . . . . . . .       $6,040         $6,734         $8,139          $7,755         $9,348

Net Earnings  (Loss). . . . .              407            153            164          (6,127)          (571)

Net Earnings (Loss) Per Share . .          .29            .11            .11           (4.20)          (.22)




                                                                   (In thousands)
Balance Sheet Data:                                           Years Ended October 31,
                                         1992           1993           1994            1995           1996


Working Capital. . . . . . . .          $1,056         $ 1,210        $ 1,410        $ (599)          $ 935

Total Assets. . . . . . . . . . .        2,763           3,431          4,072          4,122          5,295


Long-term debt and capital lease
obligations, less current
portions  . . . .                           67             -               -               -           119


Stockholders' equity. . . . .            1,804           1,957          2,163            198           813


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

This analysis of the Corporation's financial condition, capital resources and results of operations should be read in conjunction with the accompanying financial statements, including notes thereto.

 Results of Operations

The following table sets forth certain consolidated financial data as a percentage of revenue for the fiscal years ended October 31, 1994 1995 and 1996.

                                                     1994      1995      1996
Sales                                                100%      100%      100%
Cost of Goods Sold                                    55         61       57
Selling and Marketing                                 22         24       24
Research and development                               5          8        7
General and administrative                            15         18       16
Charge for purchased research and development          -        (67)       -
Other income/(expense)                                 -         (1)      (2)
Income (loss) before provision for income taxes        3        (79)      (6)
Provision for income taxes                             1          -        -
Net income (loss)                                      2        (79)      (6)

 Fiscal 1996 Compared with Fiscal 1995

Sales: Sales increased 20.5% to $9,347,699 in fiscal 1996 compared to $7,755,376 in fiscal 1995. Sales increases were recorded in virtually all of the Corporation's business lines. Fiscal year 1996 saw the introduction of a new line of lightweight Luxtec fiber optic lighting products with significantly enhanced performance that were well received in the marketplace. The microlaparascopic products sold by the Corporation's Fiber Imaging Technologies subsidiary also increased . The first CardioDyne blood pressure monitoring units were shipped at the end of fiscal 1996. The Corporation expects sales to increase during fiscal 1997 primarily as a result of having the CardioDyne product line of blood pressure monitors for sale during the full year, as well as the full year impact of other new product development introductions that occurred during fiscal year 1996.

Cost of Goods Sold: Cost of goods sold was $5,323,764 or 57% of net sales for fiscal year 1996 compared to $4,732,500 or 61% of net sales for fiscal 1995. The fiscal 1995 results included charges to operations for the cost of some inventory items that had become redundant as a result of the changes to old product lines and the introduction of new product lines and increased accruals related to future warranty claims due to such new product lines. These charges were not repeated during fiscal 1996.

Gross Profit: Gross Profit increased to $4,023,935 or 43% of net sales for fiscal 1996 compared to $3,022,876 or 39% of net sales for fiscal 1995. In addition to the effect of the above mentioned inventory adjustments and accrual increases, there continued to be price competition and an increase in the portion of total sales attributable to lower margin OEM sales. These were substantially offset by CardioDyne licensing revenue received during fiscal 1996. The Corporation does not expect gross profit margins during fiscal year 1997 to change dramatically from their 1996 relationship to sales.

Selling and Marketing Expenses: Selling and marketing expenses increased to $ 2,190,881 for fiscal 1996 compared to $1,825,897 for fiscal 1995, an increase of $364,984 or 20%. Much of the increase in sales and marketing expenses during the year related to the buildup of a sales and marketing organization for the new CardioDyne products. Higher costs were also associated with the rollout of the new line of Luxtec fiber optic lighting products. Management expects sales and marketing expenses to increase during fiscal 1997 primarily due to the full year offering of the CardioDyne product line and its method of distribution into the market.

Research and Development: Research and development expenses increased to $660,591 in fiscal 1996 compared to $614,937 in fiscal 1995, an increase of $45,654 or 7%. The increase in expenses in this category resulted from work on the new line of Luxtec fiber optic lighting and on the CardioDyne line of motion tolerant blood pressure monitors during fiscal 1996. Management expects that research expenditures will continue to increase as a result of the Corporation's product development plans.

General and Administrative: General and administrative expenses increased to $1,523,171 in fiscal 1996 compared to $1,377,974 in fiscal 1995, an increase of $145,197 or 10.5%. During fiscal 1996, the Corporation absorbed the administrative costs of CardioDyne Inc. and increased costs related to the growth of the Fiber Imaging Technologies subsidiary. Additionally, during the year, the Corporation incurred legal fees related to its position as defendant in a lawsuit that was settled during the fiscal year.

Interest: Interest expense increased to $214,598 for fiscal 1996 compared to $97,741 for fiscal 1995, an increase of $116,857 or 120%. An investment in the company by GMMI of $1,000,000 of subordinated debt during the year, accounted for a substantial portion of the increased interest cost. The subordinated debt was converted to Preferred Stock during November, 1996. Higher credit line balances were responsible for most of the remainder of the cost increase.

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

Cost of Goods Sold: Cost of goods sold increased to $4,732,500 or 61% of net sales for fiscal 1995 compared with $4,432,219 or 54% of net sales for fiscal 1994. The Corporation charged to operations the cost of some inventory items that had become redundant as a result of the changes to new product lines. The Corporation also increased accruals related to future warranty claims due to the introduction of new product lines.

Gross Profit: Gross Profit decreased to $3,022,876 or 39% of net sales for fiscal 1995 compared to $3,706,684 or 46% of net sales for fiscal 1994. The effect of the above mentioned inventory adjustments and accrual increases were also accompanied by continued price competition and an increase in the sales mix of lower margin OEM sales.

Selling and Marketing Expenses: Selling and marketing expenses increased to $1,825,897 for fiscal 1995 compared to $1,793,137 for fiscal 1994, an increase of $32,760 or 2%. During fiscal 1995, Luxtec essentially maintained employment levels at their previous year levels, while introducing several new programs in conjunction with the Corporation's distributors to offset increased competition

Research and Development: Research and development expenses increased to $614,937 in fiscal 1995 compared to $437,064 in fiscal 1994, an increase of $177,873 or 41%. The increase in expenses in this category were directly related to the introduction of two major product line upgrades during fiscal 1995. The next generation of standard and illuminated telescopes as well as a newly designed line of halogen lightsources were introduced in late fiscal 1995.

General and Administrative: General and administrative expenses increased to $1,377,974 in fiscal 1995 compared to $1,261,356 in fiscal 1994, representing an increase of $116,618 or 9%. During fiscal 1995, Luxtec continued to upgrade its investor relations programs, as well as working with an investment banking firm in activities that ultimately resulted in the Corporation's acquisition of the new technology represented by CardioDyne's product lines.

Interest: Interest expense increased to $97,741 for fiscal 1994 compared with $31,860 in fiscal 1994 an increase of $65,881 or 207%. Higher credit line balances and increased interest rates accounted for the increase.

 Liquidity and Capital Resources

At October 31, 1996, the Corporation had working capital of approximately $934,500 compared to negative working capital of approximately $ 599,000 at October 31, 1995. The improvement was the result of two financings that are described in subsequent paragraphs.

On December 18, 1995, the Company issued Senior Subordinated Notes (the Notes) to an investor for $1,000,000 in cash. Interest accrued on the Notes at the rate of 8% per annum and was payable annually in arrears. Principal on the Notes was due January 1, 2001. In connection with the financing, the Corporation issued a detachable stock warrant to the investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00, adjusted for certain dilutive events, as defined. In accordance with the terms of the Note Purchase Agreement between the Corporation and the investor, the Corporation required the investor to exchange the Notes for 10,000 shares of Series A Preferred Stock of the Corporation ("Series A Stock") on November 17, 1996. Dividends, which are cumulative, accrue on the Series A Stock at the annual rate of $8.00 per share and are payable when and if declared by the Board of Directors of the Corporation. The Series A Stock is redeemable January 1, 2001.

During the third quarter of FY96, the Corporation authorized a private placement of units comprised of one share of Luxtec common stock and one warrant to purchase one share of Luxtec common stock at an exercise price of $6.00, exercisable for five years. Each unit was priced at $3.00 and during the third quarter of FY96, the Corporation received $994,665 for 331,555 units. An additional 63,000 units were purchased by investors during August, 1996, for $189,000 bringing the total proceeds of the private placement to $1,183,665 at the time that the investment was closed. The principal source of short-term borrowings during the year was a secured $2,500,000 revolving credit agreement. At October 31, 1996, the credit line borrowings balance was approximately $2,146,000. The interest rate on the credit line at the end of the fiscal year was 8.50%.

The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of the current credit arrangements with BankBoston.

 Risk Factors and Cautionary Statements

When used in this Form 10-K and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed below could cause the Corporation's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Corporation will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

          *The Corporation's revenues and income are derived primarily from the sale of medical devices. The medical device industry is highly competitive. Such competition could negatively impact the
          Corporation's market share and therefore reduce the Corporation's revenues and income.

          *Another result of competition could be the reduction of average unit prices paid for the Corporation's products. This could have the impact of reducing the percentage of profit margin available to the Corporation for its product sales.

          *The Corporation's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Corporation bring to market in a timely fashion new products and services that meet customers' needs.

          *Historically, the Corporation's operating results have varied from fiscal period to fiscal period; accordingly, the Corporation's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

          *The Corporation offers a broad variety of products and services to customers around the world. Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

          *The Corporation's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

          *The Corporation operates in a highly competitive environment and in a highly competitive industry, which includes significant competitive pricing pressures and intense competition for skilled employees.

           *The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

           *The Corporation does business worldwide in over 50 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Corporation's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Corporation's financial condition or future results of operations.

           *The market price of the Corporation's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Corporation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       LUXTEC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX



                                                                          PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   19

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1995 AND 1996                20

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1994, 1995 AND 1996                                            21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1994, 1995 AND 1996                        22

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
OCTOBER 31, 1994, 1995 AND 1996                                            23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Luxtec Corporation:

We have audited the accompanying consolidated balance sheets of Luxtec Corporation and subsidiaries as of October 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.








Boston, Massachusetts
December 12, 1996

                       LUXTEC CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                                                October 31,
                                                                                          1995              1996
CURRENT ASSETS:
   Cash                                                                              $        11,721  $       172,356
   Accounts receivable, less reserves of $66,000 in 1995 and $69,000 in 1996               1,534,267        1,741,669
   Inventories                                                                             1,696,001        2,173,015
   Prepaid expenses and other current assets                                                  82,738          210,564
                                                                                     ---------------  ---------------

         Total current assets                                                              3,324,727        4,297,604
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST                                                            1,910,189        2,365,740

ACCUMULATED DEPRECIATION AND AMORTIZATION                                                 (1,409,960)      (1,617,861)
                                                                                     ---------------  ---------------

         Property and equipment, net                                                         500,229          747,879
                                                                                     ---------------  ---------------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF $47,000 AND $104,000 AT
OCTOBER 31, 1995 AND 1996, RESPECTIVELY                                                      297,087          249,375
                                                                                     ---------------  ---------------

         Total assets                                                                $     4,122,043  $     5,294,858
                                                                                     ===============  ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                          $     1,730,308  $     2,146,223
   Current portion of equipment facility loan                                                      -           39,612
   Accounts payable                                                                        1,553,869          726,201
   Accrued expenses                                                                          639,969          451,068
                                                                                     ---------------  ---------------

         Total current liabilities                                                         3,924,146        3,363,104
                                                                                     ---------------  ---------------

NOTE PAYABLE TO STOCKHOLDER                                                                        -        1,000,000
                                                                                     ---------------  ---------------

EQUIPMENT FACILITY LOAN, NET OF CURRENT MATURITIES                                                 -          118,843
                                                                                     ---------------  ---------------

COMMITMENTS (Note 9)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,436,541 shares in 1995 and 2,841,539 in 1996                   24,365           28,415
   Additional paid-in capital                                                              7,141,576        8,323,216
   Accumulated deficit                                                                    (6,968,044)      (7,538,720)
                                                                                     ---------------  ---------------

         Total stockholders' equity                                                          197,897          812,911
                                                                                     ---------------  ---------------

         Total liabilities and stockholders' equity                                  $     4,122,043  $     5,294,858
                                                                                     ===============  ===============


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                       LUXTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the Years Ended October 31,
                                                                         1994             1995              1996

NET REVENUES                                                       $     8,138,903   $     7,755,376  $     9,347,699

COST OF GOODS SOLD                                                       4,432,219         4,732,500        5,323,764
                                                                   ---------------   ---------------  ---------------

         Gross profit                                                    3,706,684         3,022,876        4,023,935
                                                                   ---------------   ---------------  ---------------

OPERATING EXPENSES:
   Selling and marketing                                                 1,793,137         1,825,897        2,190,881
   Research and development                                                437,064           614,937          660,591
   General and administrative                                            1,261,356         1,377,974        1,528,181
   Charge for purchased research and development (Note 3)                        -         5,230,950                -
                                                                   ---------------   ---------------  ---------------

         Total operating expenses                                        3,491,557         9,049,758        4,379,653
                                                                   ---------------   ---------------  ---------------

         Income (loss) from operations                                     215,127        (6,026,882)        (355,718)
                                                                   ---------------   ---------------  ---------------

OTHER INCOME (EXPENSE):
   Interest expense                                                        (31,860)          (97,741)        (231,442)
   Other income (expense)                                                   (2,679)           (2,317)          16,484
                                                                   ---------------   ---------------  ---------------

         Total other income (expense)                                      (34,539)         (100,058)        (214,958)
                                                                   ---------------   ---------------  ---------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                            180,588        (6,126,940)        (570,676)

PROVISION FOR INCOME TAXES                                                  16,266                 -                -
                                                                   ---------------   ---------------  ---------------

         Net income (loss)                                         $       164,322   $    (6,126,940) $      (570,676)
                                                                   ===============   ===============  ===============

NET INCOME (LOSS) PER SHARE                                            $   0.11          $  (4.20)        $   (.22)
                                                                       ========          ========         ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES
OUTSTANDING                                                            1,487,823         1,457,897        2,574,705
                                                                   =============     =============    =============


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.


                       LUXTEC CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                 Common Stock,         Additional
                                                $.01 Par Value           Paid-in       Accumulated
                                              Shares       Amount        Capital         Deficit            Total

BALANCE, OCTOBER 31, 1993                    1,401,200  $   14,012    $   2,948,016  $    (1,005,426)  $    1,956,602

   Net income                                        -           -                -          164,322          164,322

   Issuance of common stock for patent
   rights                                       20,000         200           42,300                -           42,500
                                           -----------  ----------    -------------  ---------------   --------------

BALANCE, OCTOBER 31, 1994                    1,421,200      14,212        2,990,316         (841,104)       2,163,424

   Net loss                                          -           -                -       (6,126,940)       (6,126,940)

   Issuance of common stock in
   connection with merger with
   CardioDyne, Inc.                          1,000,000      10,000        4,115,000                -        4,125,000

   Issuance of common stock under
   employee stock purchase plan                 15,341         153           36,260                -           36,413
                                           -----------  ----------    -------------  ---------------   --------------

BALANCE, OCTOBER 31, 1995                    2,436,541      24,365        7,141,576       (6,968,044)         197,897

   Net loss                                          -           -                -         (570,676)        (570,676)

   Issuance of common stock under
   employee stock purchase plan                  9,327          93           26,524                -           26,617

   Issuance of common stock under stock
   option plan                                   1,500          15            2,430                -            2,445

   Issuance of common stock in a private
   placement, net of issuance costs of
   $25,885                                     394,171       3,942        1,152,686                -        1,156,628
                                           -----------  ----------    -------------  ---------------   --------------

BALANCE, OCTOBER 31, 1996                    2,841,539  $   28,415    $   8,323,216  $    (7,538,720)  $      812,911
                                           ===========  ==========    =============  ===============   ==============


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                       LUXTEC CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended October 31,
                                                                          1994            1995               1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                 $     164,322   $    (6,126,940)   $    (570,676)
   Adjustments to reconcile net income (loss) to net cash used for operating activities-
     Charge for purchased research and development                               -         5,230,950                -
     Depreciation and amortization                                         173,284           176,916          265,258
     Provision for uncollectible accounts receivable                        27,500            12,500            3,651
     Changes in current assets and liabilities-
       Accounts receivable                                                (465,406)          121,242         (211,053)
       Inventories                                                        (144,704)         (176,353)        (477,014)
       Prepaid expenses and other current assets                           (55,209)           37,833         (127,826)
       Accounts payable                                                      3,200           624,218         (827,668)
       Accrued expenses                                                     93,524          (255,437)        (188,901)
                                                                   ---------------   ---------------  ---------------

              Net cash used for operating activities                      (203,489)         (355,071)      (2,134,229)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (100,455)         (125,261)        (294,116)
   Increase in other assets                                                (36,968)          (95,685)          (9,645)
   Cash paid in connection with CardioDyne, Inc. acquisition,
     net of cash acquired                                                        -          (582,154)               -
                                                                   ---------------   ---------------  ---------------

              Net cash used for investing activities                      (137,423)         (803,100)        (303,761)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock in a private                       -                 -        1,156,628
   placement
   Proceeds from note payable                                                    -                 -        1,000,000
   Payments under equipment facility loan                                        -                 -           (2,980)
   Issuance of common stock under stock option plan                              -                 -            2,445
   Net borrowings on revolving line of credit                              401,287         1,123,150          415,915
   Payments on long-term debt                                              (52,500)                -                -
   Payments under capital lease obligations                                (11,213)                -                -
   Issuance of common stock under employee stock purchase plan                   -            36,413           26,617
                                                                   ---------------   ---------------  ---------------

              Net cash provided by financing activities                    337,574         1,159,563        2,598,625
                                                                   ---------------   ---------------  ---------------

NET (DECREASE) INCREASE IN CASH                                             (3,338)            1,392          160,635

CASH, BEGINNING OF PERIOD                                                   13,667            10,329           11,721
                                                                   ---------------   ---------------  ---------------

CASH, END OF PERIOD                                                  $      10,329   $        11,721    $     172,356
                                                                     =============   ===============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   In connection with the merger with CardioDyne, Inc. (Note 3), the following noncash transactions occurred-
     Fair value of assets acquired                                   $           -   $     5,235,073    $           -
     Issuance of common stock                                                    -        (4,125,000)               -
     Liabilities assumed                                                         -          (523,796)               -
     Cash acquired                                                               -            (4,123)               -
                                                                   ---------------   ---------------  ---------------

              Cash paid for acquisition, net of cash acquired        $           -   $       582,154    $           -
                                                                     =============   ===============    =============

     Purchases of property and equipment under equipment
     facility loan                                                   $           -   $             -    $     161,435
                                                                     =============   ===============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-Interest                                           $      31,868   $        95,205    $     157,144
                                                                     =============   ===============    =============

     Income taxes                                                    $      14,536   $             -    $           -
                                                                     =============   ===============    =============

  The   accompanying   notes  are  an   integral   part  of  these consolidated financial statements.

                       LUXTEC CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996




(1)    NATURE OF THE BUSINESS

       Luxtec Corporation (the Company) designs, manufactures and markets fiber optic headlights and headlight television camera systems (for audio-video recordings of surgical procedures), light sources, cables, retractors, loupes, surgical telescopes, blood pressure monitors, and other custom-made surgical specialty instruments utilizing fiber optic technology for the medical and dental industries.

       During 1995, as disclosed in Note 3, the Company acquired the stock of CardioDyne, Inc., a development-stage enterprise.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Principles of Consolidation and Foreign Currency Remeasurement

              The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries:
              Luxtec Fiber Optics B.V., Fiber Imaging Technologies, Inc., and Cathtec, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

               The  accounts and  transactions  of Luxtec Fiber Optics B.V.
               are remeasured into U.S. dollars using the applicable historical, current and weighted-average exchange rates. All exchange gains and losses from remeasurement of assets and liabilities are currently recognized in income. The gains and losses recognized due to foreign currency exchange were insignificant in fiscal 1994 and 1995. Luxtec Fiber Optics B.V. was dissolved during fiscal 1995.

        (b)   Inventories

              Inventories  are  stated at the lower of cost or  market.  Cost is
              determined  using  the  first-in,   first-out  (FIFO)  method  and
              includes materials, labor and manufacturing overhead.

       (c)    Property and Equipment

              Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets.

              Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the assets.

                       LUXTEC CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 1996

                                   (Continued)


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

       (g)    Net Income (Loss)  per Share

              Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No common equivalent shares are included in periods in which a loss is reported because all such common equivalent shares are antidilutive.

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

       In addition to receiving shares of Luxtec common stock, shareholders of CardioDyne, Inc. are entitled to certain earnout payments based on the performance of products and agreements incorporating technology previously developed by CardioDyne, Inc., as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne, Inc. shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues from product and license agreements, respectively, which incorporate technology previously developed by CardioDyne, Inc. Such earnout payments shall become payable 90 days after the end of the Company's fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as an additional purchase price when paid. No earnout payments were required during fiscal 1996.

       The aggregate purchase price of $5,235,073 (which consisted of $4,125,000 of stock, $523,796 of assumed liabilities, and $582,154 of direct acquisition costs) was allocated based on the fair value of the tangible and intangible assets acquired as follows:

        Current assets                                  $         4,123
        Purchased research and development                    5,230,950
                                                        ---------------

                                                        $     5,235,073

       The portion of the purchase price, totaling $5,230,950, allocated to research and development projects that were not yet technologically feasible and did not have future alternative use was charged to operations as of the acquisition date. To bring these projects to technological feasibility, high-risk developmental and testing issues needed to be resolved that required substantial additional development effort, the success of which was uncertain at the date of acquisition.

       The results of operations related to CardioDyne, Inc. have been included with those of the Company since October 23, 1995. Unaudited pro forma operating results for the Company, assuming the acquisition had been made as of November 1, 1994, are as follows:

                                                         For the Years Ended October 31,
                                                               1994              1995

        Revenue                                         $     8,138,903   $     7,755,376

        Net loss                                               (142,033)       (6,424,783)

        Net loss per common share and common
        equivalent share                                     $ (0.06)          $ (2.64)


(4)    INVENTORIES

       Inventories consist of the following at October 31, 1995 and 1996:

                                                         1995              1996

        Raw material                                $       978,477  $     1,237,123
        Work-in-process                                     203,833          220,255
        Finished goods                                      513,691          715,637
                                                    ---------------  ---------------

                                                    $     1,696,001  $     2,173,015
                                                    ===============  ===============

(5)    PROPERTY AND EQUIPMENT

       Property and equipment and their respective useful lives are as follows at October 31, 1995 and 1996:

                                Estimated Useful
                                                          Lives              1995             1996

        Machinery and equipment                          5-10 Years    $     1,251,305   $     1,614,778
        Molds and tooling                                   5 Years            159,893           183,423
        Furniture and fixtures                             10 Years            306,409           339,308
        Leasehold improvements                         Life of lease           192,582           228,231
                                                                       ---------------   ---------------

                                                                       $     1,910,189   $     2,365,740
                                                                       ===============   ===============

(6)    ACCRUED EXPENSES

       Accrued expenses consist of the following at October 31, 1995 and 1996:

                                                          1995              1996

        Accrued payroll and related expenses          $      80,246    $     174,968
        Other accrued expenses                              559,723          276,100
                                                    ---------------  ---------------

                                                      $     639,969    $     451,068
                                                      =============    =============


(7)    REVOLVING CREDIT LINE AND EQUIPMENT FACILITY AGREEMENT

       The Company has a $2,500,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.25% at October 31, 1996) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants or had obtained a waiver from the bank for the year ended October 31, 1996. At October 31, 1996, availability under the line of credit was approximately $227,000. The line of credit expires on March 31, 1997.

       The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate (8.25% at October 31, 1996) plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expires on March 31, 1997.

(8)    NOTE PAYABLE

       On December 18, 1995, the Company issued Senior Subordinated Notes (the Notes) to a stockholder for $1,000,000 in cash. Interest accrued on the Notes at the rate of 8% per annum and was payable annually in arrears. Principal on the Notes was due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to an investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00 per share (fair market value at date of grant), adjusted for certain dilutive events, as defined.

       On November 14, 1996, the Company exchanged the Senior Subordinated Notes for ten thousand (10,000) shares of the Company's nonvoting Series A preferred stock, $1.00 par value per share (the Series A Preferred Stock).
       The Series A Preferred Stock has the following rights and preferences:

         Dividends

         The holders of the Series A Preferred Stock shall be entitled to receive cash dividends of $8.00 per share per annum, payable when, as and if declared by the Board of Directors of the Company. Such dividends on the Series A Preferred Stock shall accrue and be cumulative from the date of issuance.

         Liquidation Preference

         Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of all debts and other obligations and liabilities of the Company, the holders of the shares of preferred stock shall be entitled, before any distribution or payment is made upon any common stock, to be paid an amount equal to the redemption price ($100 per share) plus an amount equal to all accrued dividends, and the holders of the preferred stock shall not be entitled to any further payment.

         Redemption

         The Company may, at the option of the Company's Board of Directors, redeem part or all of the outstanding shares of the Series A Preferred Stock at any time or times at a redemption price of $100 per share.

         On January 1, 2001, the Company shall redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share.

(9)    COMMITMENTS

       The Company has noncancelable operating lease commitments which consist principally of rentals of facilities, machinery and an automobile. Its manufacturing and office facilities are leased as tenants-at-will until a formal agreement is signed.

       The future minimum operating lease payments over their remaining terms are as follows:

        Fiscal Year                                           Amount

        1997                                              $     199,775
        1998                                                    188,225
        1999                                                     35,470
        2000                                                     15,441
        2001                                                     15,441
                                                        ---------------

                 Total minimum lease payments             $     454,352
                                                          =============

               Rent expense charged to operations for operating leases was approximately $138,000 in 1994, $162,000 in 1995 and $142,000 in
               1996.

(10)   PRIVATE PLACEMENT OF COMMON STOCK

       On June 3, 1996, the Company raised approximately $1,182,000 through a private placement of common stock. In conjunction with the offering, the Company issued "units" at a price of $3 each. Each unit consists of one share of common stock, $0.01 par value per share, and one warrant which can be exchanged into one share of common stock for $6.00 per share, which exceeded the fair market value at the date of grant. The warrants (394,171 in total) are exercisable immediately and expire on December 31, 2001.

(11)   STOCK PLANS

       The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee), and have terms not to exceed 10 years.

       The Company's Board of Directors adopted an amendment to the Company's 1992 Stock Plan. The amendment to the 1992 Stock Plan (i) increased from 100,000 to 300,000 the number of shares authorized for issuance under the Plan and (ii) limits to 100,000 the maximum number of shares of common stock with respect to which options may be granted to any employee in any calendar year.

       On December 8, 1994, the Company adopted a stock option plan for nonemployee directors (the 1995 Director Plan). The 1995 Director Plan provides that an aggregate of up to 200,000 nonqualified options may be granted to nonemployee directors, as determined by the Compensation Committee. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

       The following schedule summarizes the stock option activity for the three years ended October 31, 1996:

                                                         Number of        Option Price
                                                          Shares            Per Share
Outstanding at October 31, 1993                               65,000   $      1.25
  Granted                                                     55,000          1.63
                                                      --------------   -----------

Outstanding at October 31, 1994                              120,000        1.25-   1.63
  Granted                                                    196,000        4.13-   4.75
  Canceled                                                     6,000          1.25
                                                      --------------   -----------

Outstanding at October 31, 1995                              310,000        1.25-   4.75
  Granted                                                    901,571        2.75-   6.00
                                                      --------------   -----------------

Outstanding at October 31, 1996                            1,211,571   $    1.25-$  6.00
                                                      ==============   =================

Exercisable at October 31, 1996                            1,006,251   $    1.25-$  6.00
                                                      ==============   =================

       As of October 31, 1995 and 1996, 500,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

       On April 21, 1994, the Board of Directors approved the 1993 Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1993 Plan were 15,341 and 9,327 in 1995 and 1996, respectively.

       In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under
       Accounting   Principles   Board   Opinion   No.   25  and   elect  the
       disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996 using the Black-Scholes option pricing model prescribed by SFAS No.123. The weighted average assumptions used for 1996 are:

Risk free interest rate                                            6.18%

Expected dividend yield                                              -

Expected lives                                                   10 years

Expected volatility                                                 18%

       The total value of options granted during the fiscal years ended October 31, 1995 and 1996 was computed as approximately $24,000 and $87,000, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                             Year Ended October 31,
                                    1995 1996

Pro forma net loss                            $   (6,151,180)   $     (657,686)
                                              ==============    ==============

Pro forma net loss per share                     $ (4.20)          $  (.26)
                                                 =======           =======

(12)   INCOME TAXES

       As of October 31, 1996, the Company had available net operating loss carryforwards of approximately $2,300,000, research and development credit carryforwards of approximately $91,000, and general business credit carryforwards of approximately $25,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2011 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined.

       The Company follows the liability method of accounting for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, whereby a deferred tax liability is measured by the enacted tax rates that will be in effect when any differences between the financial statement and tax bases of assets and liabilities reverse.

       The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes due to the following:

                                                             For the Years Ended October 31,
                                                         1994              1995             1996

        Computed at statutory rate                       34.0  %          34.0  %           34.0  %
        State income tax, net of federal benefit
                                                          6.0              6.0               6.0
        Tax benefit from net operating loss
           carryforwards                                (31.0)           (40.0)            (40.0)
                                                    ---------        ---------         ---------

        Effective tax rate                                9.0  %             -  %              -  %
                                                    =========        =========         =========

       The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                                          1994             1995              1996

        Deferred tax assets                           $     346,000  $     1,141,000     $     983,000
        Deferred tax liabilities                            (62,000)               -           (53,000)
        Valuation allowance                                (284,000)      (1,141,000)         (930,000)
                                                    ---------------  ---------------   ---------------

                                                      $           -  $             -     $           -
                                                      =============  ===============     =============

       The appropriate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                          1994             1995              1996

        Net operating losses                          $    230,000   $     1,006,000     $    920,000
        Other temporary differences                        (62,000)           19,000          (53,000)
        Research and development credits                    91,000            91,000           91,000
        General business credits                            25,000            25,000           25,000
                                                    --------------   ---------------   --------------

                                                      $    284,000   $     1,141,000     $    983,000
                                                      ============   ===============     ============

       Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

(13)   BUSINESS SEGMENT AND EXPORT SALES

       The Company operates in one business segment--the manufacture, sale and distribution of a wide range of medical products using fiber optics.

       The Company operates from one location in the United States. Sales for this operation totaled the following:

                                          For the Years Ended October 31,
        Geographic Area                    1994          1995          1996

        Domestic                            84 %          84 %         84 %
        Europe                              11            10            9
        All others                           5             6            7
                                        -------       -------       -------

                                           100 %          100 %        100 %
                                         =======       =======       =======

 (14)  SIGNIFICANT CUSTOMERS

       One customer, the president of which is a member of the Company's Board of Directors, accounted for 15%, 15% and 12% of total revenues in fiscal 1994, 1995 and 1996, respectively.

(15)   401(K) RETIREMENT PLAN

       On January 1, 1989, the Company adopted a qualified 401(k) retirement plan. The plan covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. The 401(k) plan provides for an optional company contribution for any plan year at the Company's discretion. The Company contributed and charged to operations $0, $10,835 and $13,536 for the years ended October 31, 1994, 1995 and 1996, respectively.

                               LUXTEC CORPORATION
                                October 31, 1996

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

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Corporation. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. (SSI), a surgical distributor in ten
(10) southeastern states. SSI is the largest single customer of the Corporation, representing approximately 12% of net sales during fiscal 1996. SSI and Luxtec operate at arms length with a contract substantially the same as the other domestic distributors of the Corporation's products. The Corporation expects that SSI will represent approximately the same percentage of net sales during fiscal 1996 as occurred during fiscal 1995.

                               LUXTEC CORPORATION
                                October 31, 1996


                                     PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of October 31, 1995 and October 31, 1996.

     Consolidated Statements of Earnings for the years ended October 31, 1994, October 31, 1995 and October 31, 1996.

     Consolidated Statements of Stockholders' Equity for the years ended October 31, 1994, October 31, 1995 and October 31, 1996.

     Consolidated Statements of Cash Flows for the years ended October 31, 1994, October 31, 1995 and October 31, 1996.

     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

         No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.

                               LUXTEC CORPORATION

                                October 31, 1996
3. Exhibits
Exhibit    Description                                                                       Designation
-------    -----------                                                                       -----------
2A         Merger Agreement                                                                    2A****
3A         Articles of Organization                                                            3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                          3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                          3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                          3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                        3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                        3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                      3G*******
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,         3H*******
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                     3I
3J         Certificate of Correction dated October 4, 1996                                     3J
3K         By-Laws                                                                             3K*
4A         Specimen of Stock Certificate                                                       4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between               4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995
           4C******* in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between the Company and              4D*******
           GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the                  4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester, MA                                             10L*****
10N        Employment Agreement with James Hobbs                                               10N**
10O        Luxtec Corporation 1992 Stock Plan                                                  10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors                10P****
10Q        Bank Agreement                                                                      10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company                 10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of               10S*******
           December 18, 1995, in the name of GMMI
10T        Form of Subscription Agreement and Letter of Investment Intent between the          10T********
           Purchaser named therein and the Company 3. Exhibits  (Continued)


                               LUXTEC CORPORATION

                                October 31, 1996

3. Exhibits (Continued)
Exhibit    Description                                                                       Designation
10U        Warrant Agreement made as of June 3, 1996, between the Company and the               10U********
           Purchasers (as defined therein)
10V        Form of Warrant                                                                      10V********
21         Luxtec Subsidiaries                                                                  21
23         Consent of Auditors                                                                  23
27         Financial Data Schedule                                                              27

*Previously filed as exhibits to the Corporation's Registration Statement on Form S-18 SEC File No.33-5514B declared effective on July 7, 1986.

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

******Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1995.

*******Previously  filed as exhibit to the  Corporation's  Proxy Statement dated
       June 21, 1996.

********Previously filed as exhibits to the Corporation's Report on Form 10-Q for quarter ended July 31, 1996.

                               LUXTEC CORPORATION
                                October 31, 1996

     3. Exhibits (Continued)

         (b)  Reports on Form 8-K:

              None.

         (c)  Exhibits.

              The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

         (d)  Financial Statement Schedules.

              None.

                               LUXTEC CORPORATION
                                October 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 29th day of January 1997.

                                           LUXTEC CORPORATION


                                           by S/ JAMES W. HOBBS
                                           James W. Hobbs, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                    Title                                Date

S/ JAMES W. HOBBS            President, Chief                  January 29, 1997
James W. Hobbs               Executive Officer, Director


S/ SAMUEL M. STEIN           Chief Financial Officer,          January 29, 1997
Samuel M. Stein              Treasurer, Assistant Clerk


S/ JAMES BERARDO            Director                           January 29, 1997
James Berardo


S/ PAUL EPSTEIN              Director                          January 29, 1997
Paul Epstein


S/ LYNN K. FRIEDEL           Director                          January 29, 1997
Lynn K. Friedel


S/ JAMES J. GOODMAN          Director                          January 29, 1997
James J. Goodman


S/ PATRICK G. PHILLIPPS      Director                          January 29, 1997
Patrick G. Phillipps


S/ THOMAS J. VANDER SALM     Director                          January 29, 1997
Thomas J. Vander Salm


S/ LOUIS C. WALLACE          Director                          January 29, 1997
Louis C. Wallace

                   Exhibits furnished pursuant to requirements

                                   of FORM 10K
3. Exhibits
Exhibit    Description                                                                         Designation
-------    -----------                                                                         -----------
2A         Merger Agreement                                                                     2A****
3A         Articles of Organization                                                             3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                           3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                           3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                           3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                         3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                         3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                       3G*******
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,          3H*******
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                      3I
3J         Certificate of Correction dated October 4, 1996                                      3J
3K         By-Laws                                                                              3K*
4A         Specimen of Stock Certificate                                                        4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between                4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995
           4C******* in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between the Company and               4D*******
           GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the                   4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester, MA                                              10L*****
10N        Employment Agreement with James Hobbs                                                10N**
10O        Luxtec Corporation 1992 Stock Plan                                                   10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors                 10P****
10Q        Bank Agreement                                                                       10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company                  10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of                10S*******
           December 18, 1995, in the name of GMMI
10T        Form of Subscription Agreement and Letter of Investment Intent between the           10T********
           Purchaser named therein and the Company




                 Exhibits furnished pursuant to requirements
                                   of FORM 10K

3. Exhibits  (Continued)
Exhibit    Description                                                                        Designation
10U        Warrant Agreement made as of June 3, 1996, between the Company and the                10U********
           Purchasers (as defined therein)
10V        Form of Warrant                                                                       10V********
21         Luxtec Subsidiaries                                                                   21
23         Consent of Auditors                                                                   23
27         Financial Data Schedule                                                               27

*Previously filed as exhibits to the Corporation's Registration Statement on Form S-18 SEC File No.33-5514B declared effective on July 7, 1986.

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

******Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1995.

*******Previously  filed as exhibit to the  Corporation's  Proxy Statement dated
       June 21, 1996.

********Previously filed as exhibits to the Corporation's Report on Form 10-Q for quarter ended July 31, 1996.

                               LUXTEC CORPORATION
                                October 31, 1996
                                                           EXHIBIT 3I

                                                     FEDERAL IDENTIFICATION
                                                     NO.   04-2741310

                       THE COMMONWEALTH OF MASSACHUSETTS
                              Willian Francis Galvin
                           Secretary of the Commonwealth
                 One Ashburton Place, Boston Masachusetts 02108-1512


                            CERTIFICATION OF CORRECTION
                      (General Laws, Chapter 156B, Section 6A)

1. Exact name of corporation :     Luxtec Corporation

2. Document to be corrected:       Articles of Amendment

3. The above mentioned document was filed with the Secretary of the Commonwealth
   on:    September 19, 1996.

4. Please state the inaccuracy or defect in said document:

   Justin P. Morreale, one of the officers of Luxtec Corporation who signed the Articles of Amendment on behalf of Luxtec, was referred to as the Clerk of the corporation.

5. Please state corrected version of the document:

   Justin P. Morreale is actually the Assistant Clerk of Luxtec Corporation.


Note: This correction should be signed by the person(s) required by law to sign the original document.

SIGNED UNDER PENALTIES OF PERJURY, this 4th day of October, 1996.

S/ SAMUEL M. STEIN
   Samuel M. Stein        Vice President

S/ VICTOR J. PACI
   Victor J. Paci            Clerk

Note: If the inaccuracy or defect to be corrected is not apparent on the face of the document, minutes of the meeting substantiating the error must be filed with the certificate. Additional information may be provided on separate 8 1/2 x 11 sheets of white paper with the left margin of at least 1 inch.

                               LUXTEC CORPORATION
                                October 31, 1996
                                                        EXHIBIT 3J

                                                        FEDERAL IDENTIFICATION
                                                        NO. 04-2741310


                        THE COMMONWEALTH OF MASSACHUSETTS
                            William Francis Galvin
                           Secretary of the Commonwealth
                One Ashburton Place, Boston, Massachusetts 02108-1512


                             CERTIFICATE OF CORRECTION
                       (General Laws, Chapter 156B, Section 6A)


1. Exact name of corporation:     Luxtec Corporation

2. Document to be corrected:      Certificate of Vote of Directors Establishing
                                  A Series of A Class Stock

3. The above mentioned document was filed with the Secretary of the Commonwealth
   on:     September 19, 1996.

4. Please state the inaccuracy or defect in said document:

   Justin P. Morreale, one of the officers of Luxtec Corporation who signed the Certificate of Vote of Directors Establishing A Series of A Class of Stock on behalf of Luxtec, was incorrectly referred to as the Clerk of the corporation.

5. Please state corrected version of the document:

   Justin P. Morreale is actually the Assistant Clerk of Luxtec Corporation.


Note: This correction should be signed by the person(s) required by law to sign the original document.

SIGNED UNDER THE PENALTIES OF PERJURY, this 4th day of October, 1996.


S/ SAMUEL M. STEIN
   Samuel M. Stein         Vice President

S/ VICTOR J. PACI
   Victor J. Paci             Clerk

Note: If necessary the inaccuracy or defect to be corrected is not apparent on the face of the document, minutes of the meetinf substantiating the error must be filed with the certificate. Additional information may be provided on seperate 8 1/2 x 11 sheets of white paper with the left margin at least 1 inch.

                               LUXTEC CORPORATION
                                October 31, 1996

                                                         EXHIBIT 21

                         Luxtec Corporation Subsidiaries


1.    Cathtec, Inc., a Massachusetts Corporation.

2.    Fiber Imaging Technologies, Inc., a Massachusetts Corporation.

3.    CardioDyne, Incorporated, a Massachusetts Corporation.

                               LUXTEC CORPORATION
                                October 31, 1996
                                                             EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-83510, 333-19087 and 333-19107).


                                                      S/Arthur Andersen LLP
                                                        ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 29, 1997