Form 10-Q
period 1997-01-31
LUXTEC CORP /MA/
filed 1997-03-13
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended January 31, 1997
                                       OR

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at February 20, 1997, was 2,849,657.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS



Part I.           FINANCIAL INFORMATION
                                                                     Page No.
Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
            January 31, 1997 and October 31, 1996                         3

          Consolidated Condensed Statements of Operations -
            Three months ended January 31, 1997 and January 31, 1996      4

          Consolidated Condensed Statements of Cash Flows -
            Three months ended January 31, 1997 and January 31, 1996      5

          Notes to Consolidated Condensed Financial Statements            6


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8

Part II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                              10

Item 5.   Other Information                                              10

Item 6.   Exhibits and Reports on Form 8-K                               12

Signatures                                                               13

                               LUXTEC CORPORATION
                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            January 31,              October 31,
                                                               1997                     1996
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $               0        $         172,356
   Accounts receivable                                          1,800,245                1,741,669
   Inventories                                                  2,291,874                2,173,015
   Prepaid expenses                                               126,446                  210,564
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            4,218,565                4,297,604
---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                    2,408,365                2,365,740
ACCUMULATED DEPRECIATION                                      (1,700,117)              (1,617,861)
---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                        708,248                  747,879
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                      277,556                  249,375
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $       5,204,369        $       5,294,858
===================================================================================================

                           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                                     1,965,032                2,146,223
                                                       $                        $
   Current portion of equipment facility loan                      49,000                   39,612
   Accounts payable                                               853,798                  726,201
   Accrued expenses                                               318,541                  451,068
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                       3,186,371                3,363,104
                                                       $                        $
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
NOTE PAYABLE TO STOCKHOLDER                                             0                1,000,000
                                                       $                        $
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
EQUIPMENT FACILITY LOAN, NET OF CURRENT MATURITIES
                                                                  189,055                  118,843
                                                       $                        $
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
SERIES A, PREFERRED STOCK, $1.00 PAR VALUE,
Authorized 500,000 shares
                Issued and outstanding - 0 shares in
                1996 and 10,000 shares in 1997         $        1,042,524                      -
                                                                                $
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding 2,841,539 shares in
                    1996 and 2,849,657 shares in 1997              28,497                   28,415
   Additional paid-in capital                                   8,341,035                8,323,216
   Accumulated deficit                                        (7,583,113)              (7,538,720)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        786,419                  812,911
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $        5,204,369       $        5,294,858
===================================================================================================


See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED

                                                                January 31,         January 31,
                                                                   1997                1996
--------------------------------------------------------------------------------------------------

NET SALES                                                  $         2,517,364  $       1,988,903
COST OF SALES                                                        1,422,348          1,073,500
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                         1,095,017            915,403
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                                             615,324            410,723
   Research and development                                            108,129            130,520
   General and administrative                                          373,527            321,714
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                             1,096,980            862,957
--------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                          (1,963)             52,446

OTHER EXPENSES, NET                                                   (42,428)           (32,267)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                                     (44,391)             20,179
PROVISION FOR INCOME TAXES                                                   -              1,032
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $          (44,391)  $          19,147
==================================================================================================
NET INCOME (LOSS) PER COMMON
     AND COMMON EQUIVALENT SHARE                           $            (0.02)  $            0.01
==================================================================================================

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON EQUIVALENT
     SHARES OUTSTANDING                                              2,849,657          2,578,259
==================================================================================================


See Notes to Consolidated Condensed Financial Statements.

                                    LUXTEC CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED

                                                                     January 31,            January 31,
                                                                         1997                   1996
--------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                $         (44,391)     $           19,147

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH USED BY OPERATING ACTIVITIES:

Depreciation and amortization                                                82,254                 41,038
Provision for uncollectible accounts receivable                                   0                  7,500
Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable                            (58,576)                219,432
     Increase in inventories                                              (118,859)              (265,483)
     (Increase) decrease in prepaid expenses                                 84,118               (51,249)
     Increase (decrease) in accounts payable                                127,597              (417,999)
     Decrease in accrued expenses                                         (132,527)              (387,318)
--------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                          (15,993)              (854,079)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                                      (60,384)              (834,932)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                    (42,625)               ( 4,306)
     (Increase) decrease in other assets                                   (28,181)                  20,617
-------------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (70,806)                  16,311
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (repayments) on revolving credit arrangement          (220,803)               (210,001)
     Issuance (repayment) of long-term debt                               (880,788)              1,000,000
     Issuance of preferred stock                                          1,026,086                      0
     Preferred stock dividends                                               16,438
     Employee stock purchase                                                 17,901                 16,901
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  (41,166)                806,900
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (172,356)               (11,721)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              172,356                  11,721

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $            -         $            -
====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 1997, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                               January 31, 1997               October 31, 1996
         ----------------------------------------------------------------------

         Raw material            $ 1,351,981                     $ 1,237,123
         Work in process             213,255                         220,255
         Finished goods              726,638                         715,637
         ----------------------------------------------------------------------
         Total                   $ 2,291,874                      $ 2,173,015
         ----------------------------------------------------------------------

3)  Revolving Line of Credit

      The Company has a $2,500,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.25% at January 31, 1997) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1997.

      The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus
 .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expires on March 31, 1997.

4)  Note Payable and Preferred Stock

      On December 18, 1995, the Company issued Senior Subordinated Notes (the Notes) to an investor for $1,000,000 in cash. Interest accrued on the Notes at the rate of 8% per annum and was payable annually in arrears. Principal on the Notes was due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to the investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00 per share (fair market value at the date of grant), adjusted for certain dilutive events, as defined.

On November 14, 1996, the Company exchanged the Senior Subordinated Notes for ten thousand (10,000) shares of the Company's nonvoting Series A preferred stock, $1.00 par value per share (the Series A Preferred Stock). The Series A Preferred Stock has the following rights and preferences:

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

      Net sales for the three months ended January 31, 1997, were $2,517,364 compared to $1,988,903 for the same period in fiscal 1996, an increase of 26.6%. All major sales channels were ahead of last year. Management believes that the primary reason for this sales growth was the wide acceptance of the Company's new product lines, including the improvements made to the Company's headlight systems.

      Gross profit was $1,095,017 or 43.5% of net sales for the three months ended January 31, 1997, compared to $915,403 or 46.0% of net sales for the same period is fiscal 1996. Lower margins were the result of an increasing percentage of net sales derived from shipments to original equipment manufacturers as well as a smaller favorable offset impact of contract payments from a license agreement relating to the CardioDyne product line.

      Selling expenses were $615,324 for the three months ended January 31, 1997, compared to $410,723 for the same period in fiscal 1996, an increase of 49.8%. The Company is incurring substantial costs in the rollout of the CardioDyne product line into the market during fiscal 1997. In Addition, the Company has maintained an aggressive marketing program related to the fiber optic and microlaparscopic product lines responsible for the bulk of the Company's sales to date.

      Research and development expenditures were $108,129 for the three months ended January 31, 1997, compared to $130,520 for the same period in fiscal 1996, a decrease of 17.2%. The decrease is attributed to the completion of the fiscal 1996 development of the improvements to the Company's headlight and camera systems. The Company believes that the introduction of the fiscal 1997 new product plan and the efforts related to the CardioDyne product lines will result in an increased rate of spending for research and development during the remainder of fiscal 1997.

         General and administrative expenses were $373,527 for the three months ended January 31, 1997, compared to $321,714 for the same period in fiscal 1996, representing an increase of 16.1%, primarily as a result of increased payroll costs.

                               LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1997, the Company had working capital of $1,032,194 compared to $934,500 at October 31, 1996. At January 31, 1997, the Company had used $1,965,032 from a $2,500,000 revolving credit line and $238,055 of a $750,000 equipment facility agreement.

      The Company anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its credit arrangement with a bank, although the Company may consider an additional private placement or expansion of its credit facilities in the near future.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      None.


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

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 5.  (Continued)



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

         (b)  Reports on Form 8-K
                 No reports  on Form 8-K were  required  to be filed  during the quarter ended January 31, 1997.

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