Form 10-Q
period 1997-04-30
LUXTEC CORP /MA/
filed 1997-06-13
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 4, 1997, was 2,849,657.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                                      Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          April 30, 1997 and October 31, 1996                            3

          Consolidated Condensed Statements of Operations -
          Six  months ended April 30, 1997 and April 30, 1996            4

          Consolidated Condensed Statements of Cash Flows -
          Six  months ended April 30, 1997 and April 30, 1996            5

          Notes to Consolidated Condensed Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                       8

Part II.          OTHER INFORMATION

Item 1.   Legal Proceedings                                             10

Item 4.   Submission of Matters to a Vote of Security Holders           10

Item 5.   Other Information                                             10

Item 6.   Exhibits and Reports on Form 8-K                              13

Signatures                                                              14

                               LUXTEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             April 30,               October 31,
                                                               1997                     1996
                                                             Unaudited
                                         ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $          23,425        $         172,356
   Accounts receivable                                          1,801,259                1,741,669
   Inventories                                                  2,616,025                2,173,015
   Prepaid expenses                                               175,501                  210,564
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            4,616,210                4,297,604
---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                    2,436,695                2,365,740
ACCUMULATED DEPRECIATION                                      (1,759,732)              (1,617,861)
---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                        676,962                  747,879
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                      263,604                  249,375
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $       5,556,776        $       5,294,858
===================================================================================================

                           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                             $       1,823,456       $        2,146,223
   Current portion of equipment facility loan                      49,000                   39,612
   Accounts payable                                             1,015,684                  726,201
   Accrued expenses                                               392,837                  451,068
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                       3,280,977                3,363,104
                                                       $                        $
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Note Payable to Stockholder                            $                0       $        1,000,000
Equipment Loan, Net of Current Portion                            179,593                  118,843
Term Loan                                                         500,000                      -
---------------------------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES                            $          679,593       $        1,118,843
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
SERIES A, PREFERRED STOCK, $1.00 PAR VALUE,
Authorized 500,000 shares
          Issued and outstanding - 0 shares in
          1996 and 10,000 shares in 1997                $        1,081,136      $              -
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding 2,841,539 shares in
                    1996 and 2,849,657 shares in 1997              28,497                   28,415
   Additional paid-in capital                                   8,337,069                8,323,216
   Accumulated deficit                                        (7,850,496)              (7,538,720)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        515,070                  812,911
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $        5,556,776       $        5,294,858
===================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                                            LUXTEC CORPORATION
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                Unaudited

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           April 30           April 30            April 30            April 30
                                             1997               1996                1997                1996
------------------------------------------------------------------------------------------------------------------

NET SALES                               $   2,363,673    $      2,232,412   $        4,881,037   $      4,221,315
COST OF SALES                               1,417,275           1,180,267            2,839,623          2,253,767
------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                  946,398           1,052,145            2,041,414          1,967,548
------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                    629,971             551,136            1,245,713            961,859
   Research and development                   123,323             138,855              231,452            209,624
   General and administrative                 378,105             395,214              751,210            776,679
------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                    1,131,399           1,085,205            2,228,375          1,948,162
------------------------------------------------------------------------------------------------------------------


LOSS FROM OPERATIONS                        (185,001)            (33,060)            (186,961)            19,386
OTHER EXPENSES, NET                          (44,349)            (58,134)             (86,780)           (91,433)
------------------------------------------------------------------------------------------------------------------

==================================================================================================================
NET LOSS                                $   (229,350)    $       (91,194)   $        (273,741)   $       (72,047)
==================================================================================================================

NET LOSS PER COMMON SHARE               $     (0.08)     $         (0.04)   $           (0.10)   $         (0.03)
==================================================================================================================

AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING
                                            2,847,980           2,441,951            2,849,657           2,441,844
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                                        LUXTEC CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             Unaudited

                                                                                     SIX MONTHS ENDED

                                                                                 April 30,       April 30,
                                                                                    1997           1996
--------------------------------------------------------------------------------------------------------------

NET LOSS                                                                          $ (273,741)     $ (72,047)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
     CASH USED  BY OPERATING ACTIVITIES:

Depreciation and amortization                                                         153,862        123,666
Provision for uncollectible accounts receivable                                         6,000              0
Changes in current assets and liabilities:
     Accounts receivable                                                             (65,590)         16,973
     Inventories                                                                    (443,010)      (504,786)
     Prepaid expenses and other current assets                                         35,063       (50,666)
     Accounts payable                                                                 289,483      (293,376)
     Accrued expenses                                                               (100,231)      (364,513)
--------------------------------------------------------------------------------------------------------------
NET CASH USED FOR OPERATING ACTIVITIES                                              (124,423)    (1,072,702)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (70,955)       (79,120)
     Change in other assets                                                          (26,220)          1,928
--------------------------------------------------------------------------------------------------------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (97,175)       (77,192)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                     (322,767)        169,045
     Net borrowings on long term debt                                                 570,138         26,818
     Net borrowings on subordinated debt                                          (1,000,000)      1,000,000
     Proceeds from conversion to preferred stock                                    1,000,000             -
     Preferred stock dividend                                                          81,136             -
     Employee stock purchase plan                                                      17,901         14,456
     Proceeds from exercise of stock options                                              -            2,445
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             346,408      1,212,764
--------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (148,931)        (9,177)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        172,356         11,721
--------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 23,425        $ 2,544
==============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the six months ended April 31, 1997, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                  April 30, 1997             October 31, 1996
         ----------------------------------------------------------------------
         Raw material              $ 1,774,088                $ 1,237,123
         Work in process               158,820                    220,255
         Finished goods                683,117                    715,637
         ----------------------------------------------------------------------
         Total                     $ 2,616,025                $ 2,173,015
         ----------------------------------------------------------------------

3)  Credit Facilities

      The Company has a $2,500,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.75% at April 30, 1997) plus .25%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. During the second quarter of fiscal 1997, the expiration date of the agreement was changed to March 31, 1999.

      The Company has a $750,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus
 .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement allows the Company to draw funds for the purchase of fixed assets until October 23, 1997.

      On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank's prime rate plus
1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid from "Excess Cash Flow," as defined, but no later than April 3, 2002. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. As an inducement to grant the loan under the stated terms, the Company issued a warrant that entitles the holder to purchase 44,000 shares of common stock at an exercise price of $3.00 per share (approximate fair market value at the date of grant), adjusted for certain dilutive events, as defined.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

      Net revenues for the three months ended April 30, 1997 were $2,363,673 or 5.9% greater than the $2,232,412 reported for the same period in fiscal 1996. For the six months ended April 30, 1997 net revenues increased 15.6% to $4,881,037 from $4,221,315 reported for the same period last year. The year to date sales increase of 15.6% was primarily the result of higher sales in Luxtec surgical lighting products although there was a decrease in royalties received. Also, development of the microlaparascopy business by the Company's Fiber Imaging Technologies subsidiary was slowed as a result of the acquisition of one of its principal customers. The effect of this event is expected to be temporary, as the acquiring company decided to resubmit to the FDA to extend applications covered under their 510K.

      Cost of sales for the three months ended April 30, 1997 were $1,417,275 or 60.0% of net revenues, compared with $1,180,267 or 52.9% for the same period in fiscal 1996. For the six month period ended April 30, 1997, cost of sales was $2,839,623 or 58.2% of net revenues compared with $2,253,767 or 53.4% for the same period in fiscal 1996. The increase in cost of sales as a percentage of net revenues was primarily a result of the lowered royalty payments received during the first two quarters and the absorption of fixed costs related to the slowdown in the microlaparascopy subsidiary.

      Gross profit was $946,398 or 40.0% of net revenues for the quarter ended April 30, 1997 compared to $1,052,145 or 47.1% for the same period in fiscal 1996. For the six month period ended April 30, 1997 gross profit was $2,041,414 or 41.8% compared with $1,967,548 or 46.6% for the same period in fiscal 1996. The reduced margin percentage was almost entirely due to the reduction in royalty payments from the high levels of fiscal 1996.

      Selling and marketing expenses were $629,971 for the three months ended April 30, 1997 compared to $551,136 for the same period in fiscal 1996, an increase of 14%. For the six month period ended April 30, 1997 selling and marketing expenses were $1,245,713 compared with $961,859 for the same period in fiscal 1996, an increase of 30%. Marketing activities related to the introduction of the CardioDyne motion tolerant blood pressure monitor were intensified during the first half of fiscal 1997. The Company has noted a positive reception to date by potential customers. Clinical studies and numerous demonstrations have been conducted to date, with substantially positive results. The Company expects to generate revenues from sales of the NBP2000 model by the end of fiscal 1997. The level of selling and marketing activities associated with the CardioDyne product introduction are expected to continue to increase throughout fiscal 1997.

                               LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Research and development expenditures were $123,323 for the three months ended April 30, 1997 compared to $138,855 for the same period in fiscal 1996, a decrease of 11%. For the six month period ended April 30, 1997 research and development expenditures were $231,452 compared with $209,624 for the same period in fiscal 1996, an increase of 10%. The increase for the first half of fiscal 1997 has resulted from the introduction of a new Xenon light source and intensification of the development of further CardioDyne products. The Company believes that the introduction of the fiscal 1997 new product plan and the efforts related to the CardioDyne product lines may result in an increased rate of spending for research and development during the remainder of fiscal 1997.

      General and administrative expenses were $378,105 for the three months ended April 30, 1997, compared to $395,214 for the same period in fiscal 1996, representing a decrease of 4%. For the six months ended April 30, 1997 general and administrative expenses totaled $751,210 compared to $776,679 during the same period in fiscal 1996, a decrease of 3%. The decrease is primarily a result of the completion of the absorption of fiscal 1996 costs attributable to the integration of the operations of CardioDyne into the Company.

      Interest and other expenses of $44,349 for the three months ended April 30, 1997 compared to $58,134 for the same period in fiscal 1996, a decrease of 24%. For the six months ended April 30, 1997 interest and other expenses were $86,780 compared to $91,433 for the same period in fiscal 1996, a decrease of 5%. The second quarter and first half decreases were the result of the conversion of Senior Subordinated Notes to preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1997 the Company had working capital of $1,335,233 compared to working capital of $934,500 at October 31, 1996. The major reason for the increase in working capital was the completion of a term loan of $500,000 which allowed for the paydown of the revolving line of credit agreement with the bank during the second quarter of fiscal 1997.

      Cash used by operating activities was primarily funded by the revolving credit line and the additional long term loan received during the second quarter. At April 30, 1997 the Company had used $228,593 from a $750,000 equipment facility agreement with a bank, used $1,823,456 from a $2,500,000 revolving credit line, and had borrowed $500,000 under the term loan agreement.

      The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering an additional private placement of equity in the near future.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders whether through solicitation of proxies or otherwise, during the second quarter of the Corporation's fiscal year ended October 31, 1997.

          (a)    Annual Meeting of Stockholders was held on April 17, 1997.

          (b)    Two Class I directors of the Corporation were elected:

                                           FOR               WITHHELD
                 Patrick G. Phillipps    1,574,373             17,634
                 Louis C. Wallace        1,574,373             17,634

                 The Board of Directors is composed of Mr. Phillipps and Mr. Wallace as well as Mr. James W. Hobbs, Mr. James Berardo, Mr. Paul Epstein, Mr. James J. Goodman and Dr. Thomas VanderSalm.

          (c)    Other matters voted upon at the meeting:

     A proposal to ratify the amendment of the Company's 1992 Stock Option Plan to increase the number of shares authorized for issuance under the Plan from 300,000 to 400,000 shares.

                   FOR            AGAINST       ABSTAIN        NO-VOTE
                1,264,031         184,036       143,940           0

     A proposal to ratify the appointment of Arthur Andersen LLP as independent public accountants of the Company.

                  FOR             AGAINST       ABSTAIN         NO-VOTE
                1,587,333           2,280         2,394            0


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

                               LUXTEC CORPORATION

                         PART II. OTHER INFORMATION


ITEM  5.  (Continued)

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

                             LUXTEC CORPORATIOM

                            PART II.  OTHER INFORMATION

ITEM  5.  (Continued)


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

         (b)  Reports on Form 8-K
                 No reports  on Form 8-K were  required  to be filed  during the quarter ended April 30, 1997.

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