Form 10-Q
period 1997-07-31
LUXTEC CORP /MA/
filed 1997-09-12
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 31, 1997, was 2,855,603.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                                       Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated Condensed Balance Sheets -
            July 31, 1997 and October 31, 1996                              3

         Consolidated Condensed Statements of Operations -
            Nine and three months ended July 31, 1997 and July 31, 1996     4

         Consolidated Condensed Statements of Cash Flows -
              Nine months ended July 31, 1997 and July 31, 1996             5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10

Item 5.  Other Information                                                  10

Item 6.  Exhibits and Reports on Form 8-K                                   12

Signatures                                                                  13




                                                    LUXTEC CORPORATION
                                                CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            July 31, 1997            October 31, 1996
                                                              Unaudited
                                          ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $              -           $         172,356
   Accounts receivable, less reserves of $80,000
           in 1997 and $69,000 in 1996                            1,862,671                1,741,669
   Inventories                                                    2,478,514                2,173,015
   Prepaid expenses                                                 153,996                  210,564
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                              4,495,181                4,297,604
-----------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                      2,452,095                2,365,740
ACCUMULATED DEPRECIATION                                        (1,817,072)              (1,617,861)
-----------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                          635,023                  747,879
-----------------------------------------------------------------------------------------------------

OTHER ASSETS                                                        259,320                  249,375
-----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $         5,389,524        $       5,294,858
=====================================================================================================

                            LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                                       2,077,967                2,146,223
                                                       $                          $
   Current portion of equipment facility loan                        49,000                   39,612
   Accounts payable                                                 771,938                  726,201
   Accrued expenses                                                 308,040                  451,068
-----------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                         3,206,945                3,363,104
                                                       $                          $
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Note Payable to Stockholder                                            -                   1,000,000
                                                       $                          $
Equipment Loan, net of current portion                              162,853                  118,843
Term Loan                                                           500,000                      -
-----------------------------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES                             $        662,853           $       1,118,843
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
SERIES A REDEEMABLE PREFERRED STOCK, $1.00 par value; Authorized 500,000 shares;
Issued and outstanding - 0 shares in 1996 and 10,000 shares in 1997
                                                       $          1,103,071                      -
                                                                                  $
-----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding 2,841,539 shares in
                    1996 and 2,855,603 shares in 1997                28,497                   28,415
   Additional paid-in capital                                     8,350,390                8,323,216
   Accumulated deficit                                          (7,962,232)              (7,538,720)
-----------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                          416,655                  812,911
-----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       $          5,389,524       $        5,294,858
=====================================================================================================
See Notes to Consolidated Condensed Financial Statements.



                                                               LUXTEC CORPORATION
                                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                          Unaudited

                                                     THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                      July 31,         July 31,         July 31,         July 31,
                                                        1997             1996             1997             1996
---------------------------------------------------------------------------------------------------------------------

NET REVENUES                                      $    2,787,978  $      2,432,179  $    7,669,015  $      6,653,494
COST OF GOODS SOLD                                     1,630,820         1,379,072       4,470,444         3,632,840
---------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           1,157,158         1,053,107       3,198,571         3,020,654
---------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling and marketing                                 609,436           564,846       1,855,153         1,526,704
   Research & development                                158,521           126,192         389,973           328,733
   General & administrative                              410,886           461,589       1,162,096         1,245,348
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                               1,178,843         1,152,627       3,407,222         3,100,785
---------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                    (21,685)          (99,520)       (208,650)          (80,131)

OTHER EXPENSES, NET                                     (68,115)          (57,854)       (154,893)         (149,290)
---------------------------------------------------------------------------------------------------------------------
LOSS BEFORE INCOME TAXES                                (89,800)         (157,374)       (363,542)         (229,421)
PROVISION FOR INCOME TAXES                                     0                 0               0                 0
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                          $     (89,800)  $      (157,374)  $    (363,542)  $      (229,421)
=====================================================================================================================
NET LOSS PER COMMON
     AND COMMON EQUIVALENT SHARE                  $       (0.03)  $         (0.06)  $       (0.13)  $         (0.08)
=====================================================================================================================

AVERAGE COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                     2,855,603         2,776,981       2,850,521         2,773,927
=====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.











                              LUXTEC CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     Unaudited
                                                                                       NINE MONTHS ENDED
                                                                                        July 31,       July 31,
                                                                                          1997           1996
--------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                            $     (363,542) $   (229,421)

ADJUSTMENTS TO RECONCILE NET  LOSS TO NET
     CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization                                                               217,072       160,915
Provision for uncollectible accounts receivable                                              10,347         3,651
Preferred stock dividend                                                                    103,071              -
Changes in current assets and liabilities:
     Accounts receivable                                                                  (131,349)     (121,812)
     Inventories                                                                          (305,499)     (755,578)
     Prepaid expenses and other current assets                                               38,707      (41,850)
     Accounts payable                                                                        45,737     (636,321)
     Accrued expenses                                                                     (206,962)     (243,109)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                                     (228,876)   (1,863,525)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                    (86,355)     (280,123)
     Change in other assets                                                                 (9,945)      (21,310)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                      (96,300)     (301,433)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on revolving line of credit                                              (68,256)      (16,786)
     Net borrowings on term loan                                                            500,000             0
     Net borrowings on equipment loan                                                        53,398       159,448
     Net borrowings on note payable to stockholder                                               -      1,000,000
     Private Placement Proceeds                                                                  -        994,665
     Employee stock purchase plan                                                            31,220        14,455
     Proceeds from exercise of stock options                                                     -          2,445
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   516,362     2,154,227
--------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 (172,356)      (10,731)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              172,356        11,721

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $            -  $         990
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       CASH PAID FOR INTEREST                                                        $      158,386    $  156,506

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
       CONVERSION OF NOTE PAYABLE TO STOCKHOLDER TO PREFERRED STOCK                  $     1,000,000          -
See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements
       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the nine months ended July 31, 1997, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories
      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                 July 31, 1997                October 31, 1996
         ----------------------------------------------------------------------

         Raw material            $ 1,620,004                     $ 1,237,123
         Work in process             409,580                         220,255
         Finished goods              448,930                         715,637
         ----------------------------------------------------------------------
         Total                   $ 2,478,514                      $ 2,173,015
         ----------------------------------------------------------------------


3)  Revolving Line of Credit
      The Company has a $2,250,000 revolving line of credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at July 31, 1997) plus .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .50%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The line of credit expires on March 31, 1999.

      The Company has a $500,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate plus
 .75%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement allows the Company to draw funds for the purchase of fixed assets until October 23, 1997. The equipment facility expires on October 24, 2000.

      Effective April 3, 1997, the Company entered into a $500,000 term loan agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at July 31, 1997) plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid from "Excess Cash Flow," as defined, but no later than April 3, 2002. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. As an inducement to grant the loan under the stated terms, the Company issued a warrant that entitles the holder to purchase 44,000 shares of common stock at an exercise price of $3.00 per share (approximate fair market value at the date of grant), adjusted for certain dilutive events, as defined.

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

         Redemption
The Company may, at the option of the Company's Board of Directors, redeem part or all of the outstanding shares of the Series A Preferred Stock at any time or times at a redemption price of $100 per share, plus an amount equal to all accrued dividends.

On January 1, 2001, the Company shall redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share, plus an amount equal to all accrued dividends.

5)    Financial Accounting Standard No. 128

     During the first quarter of 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which supersedes APB Opinion No. 15. The Company does not believe the adoption of this accounting standard will have any impact on the Company" financial position or results of operations.

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

RESULTS OF OPERATIONS

Net revenues for the three months ended July 31, 1997 were $2,787,978 or 14.6% greater than the $2,432,179 reported for the same period in fiscal 1996. For the nine months ended July 31, 1997 net revenues increased 15.3% to $7,669,015 from $6,653,494 reported for the same period last year. The year to date sales increase of 15.3% was primarily the result of higher sales for Luxtec branded products resulting from the Company's new product introduction schedule over the past two years. The Company has also seen gains in the sale of micro-laparascopic products from its Fiber Imaging Technologies subsidiary. This portion of the Company's business may become a significant contributor to the company's business lines as its very small diameter specialty endoscopes are being well received in the marketplace. The CardioDyne new product introduction into the stress test market is now underway with demonstrations of the motion tolerant blood pressure monitor taking place at a pace consistent with the Company's plans. The revenues from the CardioDyne product line have not yet reached expectations as the capital budget cycle for purchase approval has become a gating item. The Company continues to have very high expectations for the product line as it is being well received by the stress test community.

      Cost of sales for the three months ended July 31, 1997 were $1,630,820 or 58.5% of net revenues, compared with $1,379,072 or 56.7% for the same period in fiscal 1996. For the nine month period ended July 31, 1997, cost of sales was $4,470,744 or 58.3% of net revenues compared with $3,632,840 or 54.6% for the same period in fiscal 1996. A reduction in royalties received, which do not carry any related cost of sales, was the primary cause of the higher cost percentage in 1997.

      Gross profit was $1,157,158 or 41.5% of net revenues for the quarter ended July 31, 1997 compared to $1,053,107 or 43.3% for the same period in fiscal 1996. For the nine month period ended July 31, 1997 gross profit was $3,198,571 or 41.7% compared with $3,020,654 or 45.4% for the same period in fiscal 1996. The reduced margin percentage was almost entirely due to the reduction in royalty payments from the high levels of Fiscal 1996.

      Selling and marketing expenses were $609,436 for the three months ended July 31, 1997 compared to $564,846 for the same period in fiscal 1996, an increase of 7.9%. For the nine month period ended July 31, 1997 selling and marketing expenses were $1,855,153 compared with $1,526,704 for the same period in fiscal 1996, an increase of 21.5%. Marketing activities related to the introduction of the CardioDyne motion tolerant blood pressure monitor were intensified during the first nine months of fiscal 1997. The Company has noted a positive reception to date by potential customers. Clinical studies and numerous demonstrations have been and are continuing to be conducted, with substantially positive results. The Company expects to generate revenues from sales of the NBP2000 model by the end of fiscal 1997. The level of selling and marketing activities associated with the CardioDyne product introduction are expected to continue to increase throughout fiscal 1997 and into fiscal 1998.

                               LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Research and development expenditures were $158,521 for the three months ended July 31, 1997 compared to $126,192 for the same period in fiscal 1996, an increase of 25.6%. For the nine month period ended July 31, 1997 research and development expenditures were $389,973 compared with $328,733 for the same period in fiscal 1996, an increase of 18.6%. The increases primarily resulted from continuing work on future generations of the CardioDyne product line and the completion of development of a new, low cost, Xenon light source, the Model 9100. The Company believes that the introduction of the fiscal 1997 new product plan and the efforts related to the CardioDyne product lines may result in an increased rate of spending for research and development during the remainder of fiscal 1997.

      General and administrative expenses were $410,886 for the three months ended July 31, 1997, compared to $461,589 for the same period in fiscal 1996, representing a decrease of 11.0%. For the nine months ended July 31, 1997 general and administrative expenses totaled $1,162,096 compared to $1,245,348 during the same period in fiscal 1996, a decrease of 6.7%. The decreases were primarily attributable to lowered legal expenses and other costs expended during fiscal 1996 when private capital was being raised.

      Interest and other expenses of $68,115 for the three months ended July 31, 1997 compared to $57,854 for the same period in fiscal 1996, an increase of 17.7%. For the nine months ended July 31, 1997 interest and other expenses were $154,893 compared to $149,290 for the same period in fiscal 1996, an increase of 3.8%. The third quarter and nine month increases were the result of higher revolving credit line balances.

LIQUIDITY AND CAPITAL RESOURCES
      At July 31, 1997 the Company had working capital of $ 1,288,236 compared to working capital of $934,500 at October 31, 1996. The major reason for the increase in working capital was the completion of a term loan of $500,000 with a bank during the second quarter of fiscal 1997.

      Cash used by operating activities was primarily funded by the revolving credit line and the additional long term loan received during the second quarter. At July 31, 1997 the Company had used $211,853 from a $500,000 equipment facility agreement with a bank, used $2,077,967 from a $2,250,000 revolving credit line, and had borrowed $500,000 under a term loan agreement.

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

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the quarter ended July 31, 1997.

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