Form 10-K
period 1997-10-31
LUXTEC CORP /MA/
filed 1998-01-29
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1997 [Fee Required]
           or
[  ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange
      Act of 1934 [No Fee Required]

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2,508,027 based on the closing price of such stock on December 31, 1997, as reported by the American Stock Exchange ($2.38 per share).

As of December 31, 1997, 2,858,998 shares of Common stock, $.01 par value, were issued and outstanding.


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

 Products
Headlight Systems The Corporation has designed and manufactures a line of fiber optic headlight systems that assist surgeons by illuminating the area of the surgical procedure. Designed to provide maximum performance and comfort, the Corporation's headlight systems are lightweight and provide the surgeon with a near coaxial view. The Corporation's patented headlight systems provide a virtually unobstructed view of the area of surgical procedure.

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

The Corporation's model numbers 9100, 9175 and 9300 Xenon light sources produce high intensity light that is the equivalent of daylight in color. The white light produced by these light sources is used in instances where more intense illumination is required, e.g., for endoscopic television surgery or for use with the Corporation's Microlux television camera products.

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

Surgical Telescopes The Corporation manufactures and markets a proprietary line of surgical telescopes. The custom fit telescopes provide the surgeon with increased magnification ranging from 2.5X to 4.5X. During the fourth quarter of fiscal year 1993, the Corporation introduced illumination to the surgical telescope, utilizing fiber optic delivery of light into the line of sight and thus providing the first surgical telescope with coaxial illumination.
These products are part of the current product offering of the Corporation.

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

 Patents and Proprietary Information

The medical device industry traditionally has placed considerable importance on obtaining and maintaining patents and trade secret protection for significant new technologies, products and processes. The Corporation maintains a policy of seeking patent protection in connection with certain elements of its technology when it believes that such protection will benefit the Corporation. The Corporation owns the following U.S. Patents (date of issuance shown in parentheses):

        * Patent No. 4516190 for Surgical Headlight (May 7, 1985)
        * Patent No. 4534617 for Fiber Optic Cable (August 13, 1985)
        * Patent No. 4616257 for Headlight Camera System (October 7, 1986)
        * Patent No. 4653848 for 45 degree and 90 degree Fiber Optic Cables (March 31, 1987)
        * Patent No. 4797736 for Videolux Television Fiber Optic Headlight Camera System (January 10, 1989)
        * Patent No. 5003605 for an electronically augmented stethoscope with timing sound (March 26, 1991)
        * Patent No. 5078469 for Optical System allowing coincident viewing, illuminating and photography (January 7, 1992)
        * Patent No. 5220453 for telescopic spectacles with coaxial illumination (June 15, 1993)
        * Patent No. 5295052 for a light source assembly (March 15 1994)
        * Patent No. D345368 for surgical telescopes (March 22, 1994)
        * Patent No. 5307432 for crimped light source termination
          (April 26, 1994)
        * Patent No. 5331357 for an illumination assembly (July 19, 1994)
        * Patent No. D349123 for spectacles having integral illumination
          (July 26, 1994)
        * Patent No. D350760 for an eyeglass frame temple (September 20, 1994)
        * Patent No. 5392781 for blood pressure monitoring in noisy environments (February 28, 1995)

In addition, the Corporation has entered into an exclusive license agreement with InterMED Corporation for the rights to Patent No. 5222949 ("In-Vivo Hardenable Catheter") and No. 5334171 ("Flexible, Noncollapsible Catheter Tube with Hard and Soft Regions") for developing a line of catheters incorporating fiber optics to facilitate several potential specialized applications.

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

 Marketing and Sales
Fiber Optics
The Corporation's customers for its fiber optic and illumination products are acute care hospitals, clinics, surgi centers, and surgeons. An estimated 50,000 surgeons use the Corporation's products, on a worldwide basis. The Corporation's products provide illumination and magnification used during the surgical procedure.

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

Blood Pressure Monitoring
The Corporation believes that the initial target market segments for its products are for use in exercise stress testing, emergency transport, obstetrics and for post-operative patients. First shipments of production units occurred during the fourth quarter of fiscal year 1996.

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

 Competition
Fiber Optics
The Corporation competes with national and international companies engaged in the manufacture of headlight systems, including B.F. Wehmer, Cogent Light Technologies, Inc. and Designs for Vision, and in fiber optic medical instruments with Pilling Weck Company, the Stryker Company and Richard Wolf & Company as well as other smaller diversified companies. In the replacement cable market, the Corporation competes with both original equipment manufacturers as well as others engaged in activities similar to that of the Corporation. The Corporation is not aware of any specific seasonal variation factors that directly affect net sales levels.

The Corporation's management believes that direct competition in the light source market comes from several established companies having considerably larger and greater financial and human resources, including Cogent Light Technologies, Inc., Designs for Vision, Olympus, B.F. Wehmer, Karl Storz Company, and Richard Wolf & Company.

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


 Major Customers
For  the  year  ended  October  31,  1997,  one  customer,   Specialty  Surgical
Instruments, accounted for 14% of the Corporation's net revenues.

 Research and Development
The Corporation incurred approximately $495,000 of product development expenses in fiscal year 1997, $543,000 in fiscal 1996, and $517,000 in fiscal 1995. The decrease in expenses in this category was directly related to the completion of the introduction of two major product line upgrades during fiscal 1996.

 Manufacturing and Suppliers
The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier.

 Backlog
At October 31, 1997, the Corporation's backlog was $549,200, compared to $945,000 at October 31, 1996. The Corporation generally ships products within three weeks of the receipt of an order from a customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

 Employees
As of October 31, 1997, the Corporation had 64 full time employees, of whom six are executives, nine are engaged in supervisory capacities, 26 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation's employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.
 Executive Officers
For information with respect to the Executive Officers of the Corporation, see the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

 ITEM 2.  PROPERTIES

The Corporation occupies approximately 30,000 square feet at 326 Clark Street, Worcester, Massachusetts under a lease that has been extended through September 1998. The Corporation believes that this space is adequate to meet its current requirements and that alternative space would be available at comparable prices should the lease not be extended after its expiration.

 ITEM 3.  LEGAL PROCEEDINGS

None.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation's fiscal year ended October 31, 1997.

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

AMEX has notified the Corporation that the Corporation has fallen below the AMEX Emerging Company Marketplace guidelines for continued listing on the exchange and that AMEX is reviewing the Corporation's listing eligibility. As a result of a meeting between representatives of the Corporation and AMEX held on January 22, 1998, AMEX has determined to continue the Corporation's listing. AMEX will conduct a further review of the Corporation's listing status in June, 1998. The Corporation is reviewing its options concerning actions it may take to comply with the AMEX guidelines.

The following table sets forth the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below.

                                                         Common Stock
                                                    High              Low

 Fiscal Year Ended 10/31/96
First Quarter                                       4.00              2.00
Second Quarter                                      4.00              2.50
Third Quarter                                       3.38              2.75
Fourth Quarter                                      4.00              2.38

 Fiscal Year Ended 10/31/97
First Quarter                                       4.00              2.63
Second Quarter                                      3.88              2.38
Third Quarter                                       3.00              2.38
Fourth Quarter                                      2.75              2.13



On December 31, 1997, the closing sale price of the Corporation's Common Stock on the American Stock Exchange was $2.38 per share.

As of December 31, 1997, there were  approximately  642 holders of record of the
Corporation's   Common  Stock.   The   Corporation   estimates  that  there  are
approximately 1,300 beneficial holders of the Corporation's Common Stock.

The Corporation has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. The Board of Directors currently intends to retain any future earnings for use in the Corporation's business.

 ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated operating data and the consolidated balance sheet data presented below are derived from and qualified by reference to the Corporation's consolidated financial statements that have been audited by Arthur Andersen LLP, the Corporation's independent public accountants. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

 Operating Data:                                     (In thousands, except per share data)
                                                                     Year Ended October 31,
                                         1993           1994           1995            1996           1997

Net Revenues . . . . . . . . . .        $6,734         $8,139         $7,755          $9,348         $10,977

Net Income  (Loss). . . . . .               153            164        (6,127)           (571)          (353)

Net Income (Loss) Per Share . . .
 . . . . . . . . . . . . .                  .11            .11          (4.20)           (.22)          (.15)




                                                                   (In thousands)
Balance Sheet Data:                                            Year Ended October 31,
                                         1993           1994           1995            1996           1997


Working Capital. . . . . . . .          $ 1,210        $ 1,410        $ (599)         $ 935       $  1,394

Total Assets. . . . . . . . . . .         3,431          4,072          4,122          5,295          5,803
 .

Long-term debt and capital lease
obligations, less current
portions  . . . .                                                                       119            661
                                           -              -              -

Stockholders' equity. . . . .             1,957          2,163            198           813            456



 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

This analysis of the Corporation's financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto.

 Results of Operations

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended October 31, 1995 1996 and 1997.

                                               1995         1996           1997
Net revenues                                   100%         100%           100%
Cost of goods sold                              61           57             60
Selling and marketing                           24           23             22
Research and development                         7            6              4
General and administrative                      19           18             15
Charge for purchased research and development  (67)           -              -
Other income/(expense)                          (1)          (2)            (2)
Loss before provision for income taxes         (79)          (6)            (3)
Provision for income taxes                       -            -              -
Net loss                                       (79)          (6)            (3)

 Fiscal 1997 Compared with Fiscal 1996

Net Revenues: Net revenues of $10,977,435 for fiscal 1997 were 17.4% higher than the $9,347,699 reported for fiscal 1996. The Luxtec branded and OEM products, both domestic and international, were responsible for virtually all of the Corporation's revenue growth. Management believes that the introduction of new and improved products over the last two years was chiefly responsible for the fiscal 1997 revenue growth.

Cost of Goods Sold: Cost of goods sold increased to $6,544,409 or 59.6% of net sales for fiscal 1997 compared with $5,323,764 or 57.0% of net sales for fiscal 1996. The higher product cost related to the recent introduction of a series of new products was the main reason for the higher costs in fiscal 1997.

Gross Profit: Gross Profit increased to $4,433,026 or 40.4% of net sales for fiscal 1997 compared to $4,023,935 or 43.0% of net sales for fiscal 1996. Although the percentage decreased between years, the higher sales volume, partially offset by the higher costs related to product introductions and a contractual decrease in royalties received for a CardioDyne product, yielded the increased gross profit in fiscal 1997. The Corporation does not expect gross profit margins to change dramatically from their 1997 relationship to sales.

Selling and Marketing Expenses: Selling and marketing expenses increased to $2,437,746 for fiscal 1997 compared to $2,190,881 for fiscal 1996, an increase of $246,865 or 11.3%. During fiscal 1997, Luxtec introduced marketing programs and continued to build the distribution channel for the new CardioDyne product line of motion tolerant blood pressure monitors. Management expects selling and marketing expenses for fiscal 1998 to remain in approximately the same ratio to sales as 1997.

Research and Development: Research and development expenses were $495,373 in fiscal 1997 compared to $542,691 in fiscal 1996, a decrease of $47,318 or 8.7%. The decrease in expenses in this category was directly related to the completion of the introduction of two major product line upgrades during fiscal 1996. Management expects that research expenditures will increase as a result of the Corporation's product development plans.

General and Administrative: General and administrative expenses were $1,627,637 in fiscal 1997 compared to $1,646,081 in fiscal 1996, representing a decrease of $18,444 or 1.1%. Fiscal year 1997 administrative activities and staffing levels remained essentially unchanged from fiscal 1996.

Interest: Interest expense increased to $234,024 during fiscal year 1997 compared with $231,442 in fiscal 1996, an increase of $2,582 or 1%. The Corporation's cost of debt remained at approximately the same level during fiscal years 1997 and 1996.

 Fiscal 1996 Compared with Fiscal 1995

Net Revenues: Sales increased 20.5% to $9,347,699 in fiscal 1996 compared to $7,755,376 in fiscal 1995. Sales increases were recorded in virtually all of the Corporation's business lines. Fiscal year 1996 saw the introduction of a new line of lightweight Luxtec fiber optic lighting products with significantly enhanced performance that were well received in the marketplace. The microlaparascopic products sold by the Corporation's Fiber Imaging Technologies subsidiary also increased . The first CardioDyne blood pressure monitoring units were shipped at the end of fiscal 1996

Cost of Goods Sold: Cost of goods sold was $5,323,764 or 57% of net sales for fiscal year 1996 compared to $4,732,500 or 61% of net sales for fiscal 1995. The fiscal 1995 results included charges to operations for the cost of some inventory items that had become redundant as a result of the changes to old product lines and the introduction of new product lines and increased accruals related to future warranty claims due to such new product lines. These charges were not repeated during fiscal 1996.

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

Research and Development: Research and development expenses increased to $542,691 in fiscal 1996 compared to $516,601 in fiscal 1995, an increase of $26,090 or 5%. The increase in expenses in this category resulted from work on the new line of Luxtec fiber optic lighting and on the CardioDyne line of motion tolerant blood pressure monitors during fiscal 1996.

General and Administrative: General and administrative expenses increased to $1,646,081 in fiscal 1996 compared to $1,476,310 in fiscal 1995, an increase of $169,771 or 11%. During fiscal 1996, the Corporation absorbed the administrative costs of CardioDyne Inc. and increased costs related to the growth of the Fiber Imaging Technologies subsidiary. Additionally, during the year, the Corporation incurred legal fees related to its position as defendant in a lawsuit that was settled during the fiscal year.

Interest: Interest expense increased to $231,442 for fiscal 1996 compared to $97,741 for fiscal 1995, an increase of $133,701 or 137%. An investment in the company by GMMI of $1,000,000 of subordinated debt during the year, accounted for a substantial portion of the increased interest cost. The subordinated debt was converted to Preferred Stock during November, 1996. Higher credit line balances were responsible for most of the remainder of the cost increase.


 Liquidity and Capital Resources

At October 31, 1997, the Corporation had working capital of approximately $1,394,500 compared to working capital of $934,500 at October 31, 1996. The increase was primarily the result of the financing described in the next paragraph.

On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank's prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid from "Excess Cash Flow," as defined, but no later than April 3, 2002. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants or had obtained a waiver from the bank for the year ended October 31, 1997. As an inducement to grant the loan under the stated terms, the Company issued a warrant that entitles the holder to purchase 44,000 shares of common stock at an exercise price of $3.00 per share (approximate fair market value at the date of grant), adjusted for certain dilutive events, as defined.

The principal source of short-term borrowings during the year was a secured $2,250,000 revolving credit agreement. At October 31, 1997, the credit line borrowings balance was approximately $2,082,900. The interest rate on the credit line at the end of the fiscal year was 9.00%.

The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future.

The Corporation had no significant capital expenditures during fiscal year 1997.

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

           The Corporation's revenues and income are derived primarily from the sale of medical devices. The medical device industry is highly competitive. Such competition could negatively impact the
          Corporation's market share and therefore reduce the Corporation's revenues and income.

           Another result of competition could be the reduction of average unit prices paid for the Corporation's products. This could have the impact of reducing the percentage of profit margin available to the Corporation for its product sales.

           The Corporation's future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Corporation bring to market in a timely fashion new products and services that meet customers' needs.

           Historically, the Corporation's operating results have varied from fiscal period to fiscal period; accordingly, the Corporation's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

           The Corporation offers a broad variety of products and services to customers around the world. Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

           The Corporation's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

            The Corporation operates in a highly competitive environment and in a highly competitive industry, which includes significant competitive pricing pressures and intense competition for skilled employees.

            The Corporation offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Corporation's relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

            The Corporation does business worldwide in over 50 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Corporation's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Corporation's financial condition or future results of operations.

            The market price of the Corporation's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Corporation.

                     LUXTEC CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS

                                INDEX



                                                                      PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                               19

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1996 AND 1997            20

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1995, 1996 AND 1997                                        21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1995, 1996 AND 1997                    22

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
OCTOBER 31, 1995, 1996 AND 1997                                        23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             24

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Luxtec Corporation:

We have audited the accompanying consolidated balance sheets of Luxtec Corporation and subsidiaries as of October 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.








Boston, Massachusetts
December 16, 1997

               LUXTEC CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED BALANCE SHEETS


                              ASSETS

                                                                                                October 31,
                                                                                          1996              1997
CURRENT ASSETS:
   Cash                                                                              $       172,356  $        41,712
   Accounts receivable, less reserves of approximately $161,000 and $320,000 in            1,741,669        2,319,945
     1996 and 1997, respectively
   Inventories                                                                             2,173,015        2,527,309
   Prepaid expenses and other current assets                                                 210,564           71,191
                                                                                     ---------------  ---------------

         Total current assets                                                              4,297,604        4,960,157
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST                                                            2,365,740        2,476,691

ACCUMULATED DEPRECIATION AND AMORTIZATION                                                 (1,617,861)      (1,890,093)
                                                                                     ---------------  ---------------

         Property and equipment, net                                                         747,879          586,598

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $104,000 AND                  249,375          255,819
                                                                                     ---------------  ---------------
$143,000 IN 1996 AND 1997, RESPECTIVELY

         Total assets                                                                $     5,294,858  $     5,802,574
                                                                                     ===============  ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                          $     2,146,223  $     2,082,854
   Current portion of equipment facility loan                                                 39,612           65,186
   Accounts payable                                                                          726,201          938,733
   Accrued expenses                                                                          451,068          478,931
                                                                                     ---------------  ---------------

         Total current liabilities                                                         3,363,104        3,565,704
                                                                                     ---------------  ---------------

NOTE PAYABLE TO STOCKHOLDER                                                                1,000,000                -

TERM NOTE                                                                                          -          460,250

EQUIPMENT FACILITY LOAN, NET OF CURRENT PORTION                                              118,843          200,992

COMMITMENTS (Note 12)

REDEEMABLE PREFERRED STOCK, $1.00 PAR VALUE:
  Series A Preferred Stock-
  Authorized--500,000 shares
  Issued and outstanding--10,000 shares (preference in liquidation of $1,119,768)                   -        1,119,768

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,841,539 shares in 1996 and 2,853,491 in 1997                    28,415           28,535
   Additional paid-in capital                                                              8,323,216        8,318,685
   Accumulated deficit                                                                    (7,538,720)      (7,891,360)
                                                                                     ---------------  ---------------

         Total stockholders' equity                                                          812,911          455,860
                                                                                     ---------------  ---------------

         Total liabilities and stockholders' equity                                  $     5,294,858  $     5,802,574
                                                                                     ===============  ===============


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                  LUXTEC CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the Years Ended October 31,
                                                                         1995             1996              1997

NET REVENUES                                                       $     7,755,376   $     9,347,699  $    10,977,435

COST OF GOODS SOLD                                                       4,732,500         5,323,764        6,544,409
                                                                   ---------------   ---------------  ---------------

         Gross profit                                                    3,022,876         4,023,935        4,433,026
                                                                   ---------------   ---------------  ---------------

OPERATING EXPENSES:
   Selling and marketing                                                 1,825,897         2,190,881        2,437,746
   Research and development                                                516,601           542,691          495,373
   General and administrative                                            1,476,310         1,646,081        1,627,637
   Charge for purchased research and development (Note 3)                5,230,950                 -                -
                                                                   ---------------   ---------------  ---------------

         Total operating expenses                                        9,049,758         4,379,653        4,560,756
                                                                   ---------------   ---------------  ---------------

         Loss from operations                                           (6,026,882)         (355,718)        (127,730)
                                                                   ---------------   ---------------  ---------------

OTHER EXPENSE:
   Interest expense                                                        (97,741)         (231,442)        (234,024)
   Other income (expense)                                                   (2,317)           16,484            9,114
                                                                   ---------------   ---------------  ---------------

         Total other expense                                              (100,058)         (214,958)        (224,910)
                                                                   ---------------   ---------------  ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                  (6,126,940)         (570,676)        (352,640)

PROVISION FOR INCOME TAXES                                                       -                 -                -
                                                                   ---------------   ---------------  ---------------

         Net loss                                                       (6,126,940)         (570,676)        (352,640)
                                                                   ---------------   ---------------  ---------------

PREFERRED STOCK DIVIDENDS                                                        -                 -           76,666
                                                                   ---------------   ---------------  ---------------

         Net loss applicable to common stockholders                $    (6,126,940)  $      (570,676) $      (429,306)
                                                                   ===============   ===============  ===============

NET LOSS PER SHARE                                                     $(4.20)           $(.22)            $(.15)
                                                                       ======            =====             =====

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                  1,457,897         2,574,705        2,849,538
                                                                      =========         =========        =========


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                    LUXTEC CORPORATION AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock,             Additional       Accumulated           Total
                                                          $.01 Par Value          Paid-in Capital      Deficit
                                                       Shares         Amount

                BALANCE, OCTOBER 31, 1994           1,421,200        $  14,212   $   2,990,316    $    (841,104)   $     2,163,424

                   Net loss                                                                          (6,126,940)        (6,126,940)
                                                             -               -               -

                   Issuance of common stock in       1,000,000           10,000       4,115,000               -          4,125,000
                   connection with merger with
                   CardioDyne, Inc.

                   Issuance of common stock under       15,341             153           36,260                -            36,413
                   employee stock purchase plan         ------          ------    --------------   --------------    ---------------



                BALANCE, OCTOBER 31, 1995            2,436,541           24,365    7,141,576       (6,968,044)           197,897

                   Net loss                                  -                                       (570,676)          (570,676)
                                                                              -          -

                   Issuance of common stock under        9,327               93       26,524                -             26,617
                   employee stock purchase plan

                   Issuance of common stock under
                   stock option plan                     1,500               15        2,430                -             2,445

                   Issuance of common stock in a
                   private placement, net of issuance
                   costs of $25,885                     394,171           3,942    1,152,686                -          1,156,628
                                                      ----------       -------- --------------   --------------    ---------------


                BALANCE, OCTOBER 31, 1996             2,841,539          28,415    8,323,216       (7,538,720)           812,911

                   Net loss                                   -               -            -         (352,640)          (352,640)

                   Issuance of common stock under
                   employee stock purchase plan           11,952            120       27,135                -             27,255

                   Dividends on Series A Preferred
                   Stock                                       -              -      (76,666)               -            (76,666)

                   Issuance of warrants in connection
                   with tem note                               -                       45,000                -             45,000
                                                  ---------------   ------------ -------------   --------------    ---------------



                BALANCE, OCTOBER 31, 1997               2,853,491    $   28,535  $   8,318,685   $  (7,891,360)   $       455,860
                                                   ===============  ============ =============    =============    ===============



      The accompanying notes are an integral part of these consolidated financial statements

                         LUXTEC CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended October 31,
                                                                         1995              1996              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                        $    (6,126,940)    $    (570,676)   $    (352,640)
   Adjustments to reconcile net loss to net cash used in
   operating activities-
     Charge for purchased research and development                       5,230,950                 -                -
     Depreciation and amortization                                         176,916           265,258          301,448
     Amortization of debt discount                                               -                 -            5,250
     Provision for uncollectible accounts receivable                        12,500             3,651          158,748
     Changes in current assets and liabilities-
       Accounts receivable                                                 121,242          (211,053)        (737,024)
       Inventories                                                        (176,353)         (477,014)        (354,294)
       Prepaid expenses and other current assets                            37,833          (127,826)         139,373
       Accounts payable                                                    624,218          (827,668)         212,532
       Accrued expenses                                                   (255,437)         (188,901)          70,965
                                                                   ---------------   ---------------  ---------------

              Net cash used in operating activities                       (355,071)       (2,134,229)        (555,642)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (125,261)         (294,116)        (110,951)
   Increase in other assets                                                (95,685)           (9,645)         (35,660)
   Cash paid in connection with CardioDyne, Inc. acquisition,             (582,154)                -                -
   net of cash acquired                                             ---------------   ---------------  ---------------

              Net cash used in investing activities                       (803,100)         (303,761)        (146,611)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) revolving line of credit              1,123,150           415,915          (63,369)
   Net proceeds from (payments on) equipment facility loan                       -            (2,980)         107,723
   Proceeds from note payable to stockholder                                     -         1,000,000                -
   Proceeds from term note                                                       -                 -          500,000
   Net proceeds from issuance of common stock in a private                       -         1,156,628                -
   placement
   Issuance of common stock under stock option plan                              -             2,445                -
   Issuance of common stock under employee stock purchase plan              36,413            26,617           27,255
                                                                   ---------------   ---------------  ---------------

              Net cash provided by financing activities                  1,159,563         2,598,625          571,609
                                                                   ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                              1,392           160,635         (130,644)

CASH, BEGINNING OF PERIOD                                                   10,329            11,721          172,356
                                                                   ---------------   ---------------  ---------------

CASH, END OF PERIOD                                                $        11,721     $     172,356    $      41,712
                                                                   ===============     =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for - Interest                                       $        95,205     $     157,144    $     239,133
                                                                   ===============     =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
   In connection with the merger with CardioDyne, Inc. (Note 3), the following noncash transactions occurred-
     Fair value of assets acquired                                 $     5,235,073     $           -    $           -
     Issuance of common stock                                           (4,125,000)                -                -
     Liabilities assumed                                                  (523,796)                -                -
     Cash acquired                                                          (4,123)                -                -
                                                                   ---------------   ---------------  ---------------

              Cash paid for acquisition, net of cash acquired      $       582,154     $           -    $           -
                                                                   ===============     =============    =============

  Purchases of property and equipment under equipment facility     $             -     $     161,435    $           -
                                                                   ===============     =============    =============
  loan
  Conversion of note payable to stockholder to Series A            $             -     $           -    $   1,043,102
                                                                   ===============     =============    =============
  Preferred Stock
  Unpaid dividends on Series A Preferred Stock                     $             -     $           -    $      76,666
                                                                   ===============     =============    =============

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                          LUXTEC CORPORATION AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  OCTOBER 31, 1997

(1)    NATURE OF THE BUSINESS

       Luxtec Corporation (the Company) designs, manufactures and markets fiber optic headlights and headlight television camera systems (for audio-video recordings of surgical procedures), light sources, cables, retractors, loupes, surgical telescopes, blood pressure monitors and other custom-made surgical specialty instruments utilizing fiber optic technology for the medical and dental industries.


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries:
              Fiber Imaging Technologies, Inc., CardioDyne, Inc. and Cathtec, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

       (b)    Inventories

              Inventories  are  stated at the lower of cost or  market.  Cost is
              determined  using  the  first-in,   first-out  (FIFO)  method  and
              includes materials, labor and manufacturing overhead.

       (c)    Property and Equipment

              Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets.

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

         (g)      Net Income (Loss) per Share

              Net income per common share is computed by dividing net income, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during the period using the treasury stock method. Net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. No common equivalent shares are included in periods in which a loss is reported because all such common equivalent shares are antidilutive.

       (h)    Realization of Long-Lived Assets

              In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. SFAS No. 121 requires the Company to periodically assess the future recovery of the carrying amounts of long-lived assets. Management believes that the recorded value of its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provisions of SFAS No. 121.

       (i)    Use of Estimates in the Preparation of Financial Statements

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

       (j)    New Accounting Standards

              In March 1997, the FASB issued SFAS No. 128, Earnings Per Share, which established new standards for calculating and presenting earnings per share. The Company will adopt this new standard in its fiscal 1998 financial statements, which will require the reporting of diluted earnings per share and basic earnings per share, as defined. SFAS No. 128 is effective for periods ending after December 15, 1997, and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

              In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income on an annual and interim basis. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.
              SFAS No. 130 is effective for the fiscal years beginning after December 15, 1997.

              In July 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Unless impracticable, companies would be required to restate prior period information upon adoption.

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

       In addition to receiving shares of Luxtec common stock, shareholders of CardioDyne, Inc. are entitled to certain earnout payments based on the performance of products and agreements incorporating technology previously developed by CardioDyne, Inc., as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne, Inc. shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues from product and license agreements, respectively, which incorporate technology previously developed by CardioDyne, Inc. Such earnout payments shall become payable 90 days after the end of the Company's fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as an additional purchase price when paid. No earnout payments were required during fiscal 1997 and 1996.

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

       The results of operations related to CardioDyne, Inc. have been included with those of the Company since October 23, 1995. Unaudited pro forma operating results for the Company, assuming the acquisition had been made as of November 1, 1994, are as follows:

                                                          For the Year
                                                         Ended October
                                                            31, 1995

        Revenue                                         $     7,755,376

        Net loss                                             (6,424,783)

        Net loss per common share                              (2.64)

(4)    INVENTORIES

       Inventories consisted of the following at October 31, 1996 and 1997:

                                                 1996                1997

        Raw material                      $     1,237,123    $     1,357,761
        Work-in-process                           220,255            318,312
        Finished goods                            715,637            851,236
                                             ---------------  ---------------

                                           $     2,173,015    $     2,527,309
                                              ===============  ==============
(5)    PROPERTY AND EQUIPMENT

       Property and equipment and their respective useful lives are as follows at October 31, 1996 and 1997:

                                                    Estimated Useful         1996             1997
                                                          Lives

        Machinery and equipment                          5-10 years    $     1,614,778   $     1,675,878
        Molds and tooling                                   5 years            183,423           221,818
        Furniture and fixtures                             10 years            339,308           342,753
        Leasehold improvements                         Life of lease           228,231           236,242
                                                                       ---------------   ---------------

                                                                       $     2,365,740   $     2,476,691

                                                                        ===============   ===============

(6)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1996 and 1997:

                                                          1996              1997

        Accrued payroll and related expenses          $     174,968    $     220,713
        Other accrued expenses                              276,100          258,218
                                                    ---------------  ---------------

                                                      $     451,068    $     478,931

                                                      =============    =============

(7)    INCOME TAXES

       As of October 31, 1997, the Company had available net operating loss carryforwards of approximately $2,223,000, research and development credit carryforwards of approximately $147,000, and general business credit carryforwards of approximately $25,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2012 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined.

       The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax liability is measured by the enacted tax rates that will be in effect when any differences between the financial statement and tax bases of assets and liabilities reverse.

       The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                                  1996               1997

        Deferred tax assets                 $       983,000  $     1,353,000
        Deferred tax liabilities                    (53,000)               -
        Valuation allowance                        (930,000)      (1,353,000)
                                             ---------------  ---------------

                                            $             -  $             -
                                             ===============  ===============

       The appropriate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                  1996               1997

        Net operating losses                $       920,000  $       889,000
        Inventory reserve                           (25,000)          89,000
        Bad debt reserve                              1,000           74,000
        Other temporary differences                 (29,000)         129,000
        Research and development credits             91,000          147,000
        General business credits                     25,000           25,000
                                              ---------------  ---------------

                                            $       983,000  $     1,353,000
                                              ===============  ===============

       Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

(8)    LOANS FROM BANKS

       The Company has a $2,250,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at October 31, 1997) plus .50%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants or had obtained a waiver from the bank for the year ended October 31, 1997. At October 31, 1997, availability under the line of credit was approximately $167,000. The line of credit expires on March 31, 1999.

       The Company has a $500,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate (8.5% at October 31, 1997) plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expired on October 21, 1997. At October 31, 1997, the Company had outstanding borrowings of $266,178 under this agreement.

       The future minimum payments are as follows:

                 1998                               $        65,186
                 1999                                        65,186
                 2000                                        65,186
                 2001                                        65,186
                 2002                                         5,434
                                                     ---------------
                                                     $       266,178

(9)    TERM NOTE AND NOTE PAYABLE TO STOCKHOLDER

       On April 3, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8.5% at October 31, 1997) plus 1.0%. Principal payments are payable in consecutive annual installments beginning on October 31, 1998 and continuing thereafter on October 31 of each succeeding year in an amount equal to the lesser of
       (a) $200,000 or (b) the greater of (i) zero and (ii) excess cash flow as defined. At October 31, 1997, the Company had outstanding borrowings of $500,000 under this agreement. The Company was in compliance with all covenants or had obtained a waiver from the bank for the year ended October 31, 1997.

       In connection with the term note agreement, the Company issued warrants to purchase 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. Management has estimated the value of these warrants to be approximately $45,000, which has been recorded as a debt discount (amortized to interest expense over the payment term of sixty months).

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

       Dividends

       The holders of the Series A Preferred Stock shall be entitled to receive cash dividends of $8.00 per share per annum, payable when, as and if declared by the Board of Directors of the Company. Such dividends on the Series A Preferred Stock shall accrue and be cumulative from the date of issuance. During the year ended October 31, 1997, the Company accrued $119,768 of dividends.

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

       Redemption

       The Company may, at the option of the Company's Board of Directors, redeem part or all of the outstanding shares of the Series A Preferred Stock at any time or times at a redemption price of $100 per share plus dividends. However, on January 1, 2001, the Company shall redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share plus dividends.

(10)   PRIVATE PLACEMENT OF COMMON STOCK

       On June 3, 1996, the Company raised approximately $1,182,000 through a private placement of common stock. In conjunction with the offering, the Company issued "units" at a price of $3 each. Each unit consists of one share of common stock, $0.01 par value per share, and one warrant that can be exchanged into one share of common stock for $6.00 per share, which exceeded the fair market value at the date of grant. The warrants (394,171 in total) are exercisable immediately and expire on December 31, 2001.

(11)   STOCK PLANS

       The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1992 Stock Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee), and have terms not to exceed 10 years.

       The Company's Board of Directors adopted an amendment to the Company's 1992 Stock Plan. The amendment to the 1992 Stock Plan (i) increased from 300,000 to 400,000 the number of shares authorized for issuance under the plan and (ii) limits to 100,000 the maximum number of shares of common stock with respect to which options may be granted to any employee in any calendar year.

       On April 21, 1994, the Board of Directors approved the 1993 Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1993 Plan were 9,327 and 11,952 in 1996 and 1997, respectively.

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

       The following schedule summarizes the stock option activity for the three years ended October 31, 1997:

                                                 Number of Shares   Option Price Per    Weighted Average
                                                                         Share            Option Price

Outstanding at October 31, 1994                         120,000    $    1.25-   2.50         $ 1.65
  Granted                                               196,000         4.13-   4.63           4.52
  Canceled                                                6,000           1.25                 1.25
                                                 --------------    -----------------   ------------

Outstanding at October 31, 1995                         310,000         1.25-   4.63           3.46
  Granted                                               913,571         2.75-   6.00           4.30
  Exercised                                               1,500            1.63                1.63
                                                 --------------    -----------------   ------------

Outstanding at October 31, 1996                       1,222,071          1.25-  6.00           4.08
   Granted                                              134,200          2.63-  6.00           4.05
   Exercised                                             40,050          1.25-  4.63           3.25
                                                 --------------    -----------------   ------------

Outstanding at October 31, 1997                       1,316,221    $    1.25-$  6.00         $ 4.10
                                                 ==============    =================         ======

Exercisable at October 31, 1997                       1,103,509    $    1.25-$  6.00         $ 4.02
                                                 ==============    =================         ======

     As of October 31, 1996 and 1997, 500,000 and 600,000 shares, respectively, of common stock have been reserved for issuance under the Company's stock option plans.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996 and 1997 using the Black-Scholes option pricing model prescribed by SFAS No. 123. The weighted average assumptions are as follows:

                                                        1996              1997

Risk free interest rate                                 6.18%             7.00%
Expected dividend yield                                    -                 -
Expected lives                                        10 years         10 years
Expected volatility                                      18%              41%
Weighted average value of grants                        1.60              1.86
Weighted average remaining contractual life of           5.2              4.7
options outstanding

       The total value of options granted during the fiscal years ended October 31, 1995, 1996 and 1997 was computed as approximately $24,000, $87,000 and $158,000, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                                              For the Years Ended October 31,
                                   1995               1996             1997

Pro forma net loss          $   (6,151,180)   $     (657,686)  $     (587,306)
                             ==============    ==============   ==============

Pro forma net loss per share     $ (4.22)          $  (.26)         $  (.21)
                                  =======           =======          =======

(12)   COMMITMENTS

       The Company has noncancelable operating lease commitments that consist principally of rentals of facilities and machinery. Its manufacturing and office facilities are leased with a termination date of September 30, 1998.

       The future minimum operating lease payments over their remaining terms are as follows:

        Fiscal Year                                           Amount

        1998                                              $     220,833
        1999                                                     38,473
        2000                                                     18,803
        2001                                                     18,097
        2002                                                          -
                                                        ---------------

                 Total minimum lease payments             $     296,206
                                                          =============

       Rent expense charged to operations for operating leases was approximately $162,000, $142,000 and $169,000 in fiscal year 1995, 1996 and 1997, respectively.

(13)   BUSINESS SEGMENT AND EXPORT SALES

       The Company operates in one business segment: the manufacture, sale and distribution of a wide range of medical products using fiber optics.

       The Company operates from one location in the United States. Sales for this operation totaled the following:

        Geographic Area                   For the Years Ended October 31,
                                           1995          1996          1997

        Domestic                           84  %         84  %         84  %
        Europe                             10             9             8
        All others                          6             7             8
                                        -------       -------       -------

                                          100  %        100  %        100  %
                                        =======       =======       =======

(14)   SIGNIFICANT CUSTOMERS/RELATED PARTY

       One customer, the president of which is a member of the Company's Board of Directors, accounted for 15%, 12% and 14% of net revenues in fiscal 1995, 1996 and 1997, respectively.

(15)   401(k) RETIREMENT PLAN

       On January 1, 1989, the Company adopted a qualified 401(k) retirement plan. The plan covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. The 401(k) plan provides for an optional company contribution for any plan year at the Company's discretion. The Company contributed and charged to operations $10,835, $13,536 and $18,397 for the years ended October 31, 1995, 1996 and 1997, respectively.

?16?    YEAR 2000

       The Company expects to incur costs during the next two to three years to address the impact of the so-called Year 2000 problem on its information systems. The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company has completed an assessment of the majority of its systems and is in the process of developing a specific workplan to address this issue. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations. While it is not possible, at present, to give an accurate estimate of the cost of this work, the Company does not expect that such costs will be material to the Company's results of operations in one or more fiscal quarters or years, and will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company.

                              LUXTEC CORPORATION
                               October 31, 1997

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

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Corporation. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. (SSI), a surgical distributor in ten
(10) southeastern states. SSI is the largest single customer of the Corporation, representing approximately 14% of net revenues during fiscal 1997. SSI and Luxtec operate at arms' length with a contract substantially the same as the other domestic distributors of the Corporation's products. The Corporation expects that SSI will represent approximately the same percentage of net revenues during fiscal 1998 as occurred during fiscal 1997.

                           LUXTEC CORPORATION
                            October 31, 1997


                                PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of October 31, 1996 and October 31, 1997.

     Consolidated Statements of Operations for the years ended October 31, 1995, October 31, 1996 and October 31, 1997.

     Consolidated Statements of Stockholders' Equity for the years ended October 31, 1995, October 31, 1996 and October 31, 1997.

     Consolidated Statements of Cash Flows for the years ended October 31, 1995, October 31, 1996 and October 31, 1997.

     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

         No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.

                             LUXTEC CORPORATION

                              October 31, 1997
3. Exhibits

Exhibit    Description                                                                         Designation
-------    -----------                                                                         -----------

2A         Merger Agreement                                                                    2A****
3A         Articles of Organization                                                            3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                          3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                          3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                          3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                        3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                        3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                      3G*******
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,         3H*******
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                     3I*********
3J         Certificate of Correction dated October 4, 1996                                     3J*********
3K         By-Laws                                                                             3K*
4A         Specimen of Stock Certificate                                                       4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between               4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995               4C*******
           4C******* in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between the Company and              4D*******
           GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the                  4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester, MA                                             10L*****
10N        Employment Agreement with James Hobbs                                               10N**
10O        Luxtec Corporation 1992 Stock Plan                                                  10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors                10P****
10Q        Bank Agreement                                                                      10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company                 10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of               10S*******
           December 18, 1995, in the name of GMMI
10T        Form of Subscription Agreement and Letter of Investment Intent between the          10T********
           Purchaser named therein and the Company


                              LUXTEC CORPORATION
                                October 31, 1997

3. Exhibits (Continued)
Exhibit    Description                                                                         Designation
10U        Warrant Agreement made as of June 3, 1996, between the Company and the               10U********
           Purchasers (as defined therein)
10V        Form of Warrant                                                                      10V********
21         Luxtec Subsidiaries                                                                  21
23         Consent of Independent Public Accountants                                            23
27         Financial Data Schedule                                                              27

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

*********Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1996.

                              LUXTEC CORPORATION
                              October 31, 1997

     3. Exhibits (Continued)

         (b)  Reports on Form 8-K:

              None.

         (c)  Exhibits.

              The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

         (d)  Financial Statement Schedules.

              None.

                               LUXTEC CORPORATION
                                 October 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 29th day of January 1998.

                                               LUXTEC CORPORATION


                                               by  S/ JAMES W. HOBBS
                                               James W. Hobbs, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                       Title                          Date


S/ JAMES W. HOBBS               President, Chief               January 29, 1998
James W. Hobbs                  Executive Officer, Director


S/ SAMUEL M. STEIN              Chief Financial Officer,       January 29, 1998
Samuel M. Stein                 Treasurer, Assistant Clerk


S/ JAMES BERARDO                Director                       January 29, 1998
James Berardo


S/ PAUL EPSTEIN                 Director                       January 29, 1998
Paul Epstein


S/ JAMES J. GOODMAN             Director                       January 29, 1998
James J. Goodman


S/ PARTICK G. PHILLIPPS         Director                       January 29, 1998
Patrick G. Phillipps


S/ THOMAS J. VANDER SALM        Director                        January 29, 1998
Thomas J. Vander Salm


S/ LOUIS C. WALLACE             Director                       January 29, 1998
Louis C. Wallace

                Exhibits furnished pursuant to requirements

                                of FORM 10K
3. Exhibits
Exhibit    Description                                                                         Designation
-------    -----------                                                                         -----------
2A         Merger Agreement                                                                    2A****
3A         Articles of Organization                                                            3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                          3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                          3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                          3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                        3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                        3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                      3G*******
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,         3H*******
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                     3I*********
3J         Certificate of Correction dated October 4, 1996                                     3J*********
3K         By-Laws                                                                             3K*
4A         Specimen of Stock Certificate                                                       4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between               4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995               4C*******
           4C******* in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between the Company and              4D*******
           GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the                  4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester, MA                                             10L*****
10N        Employment Agreement with James Hobbs                                               10N**
10O        Luxtec Corporation 1992 Stock Plan                                                  10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors                10P****
10Q        Bank Agreement                                                                      10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company                 10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of               10S*******
           December 18, 1995, in the name of GMMI
10T        Form of Subscription Agreement and Letter of Investment Intent between the          10T********
           Purchaser named therein and the Company




                                        Exhibits furnished pursuant to requirements
                                                        of FORM 10K

3. Exhibits  (Continued)
Exhibit    Description                                                                       Designation
10U        Warrant Agreement made as of June 3, 1996, between the Company and the              10U********
           Purchasers (as defined therein)
10V        Form of Warrant                                                                     10V********
21         Luxtec Subsidiaries                                                                 21
23         Consent of Independent Public Accountants                                           23
27         Financial Data Schedule                                                             27

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

*********Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1996.

                              LUXTEC CORPORATION
                               October 31, 1997

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



Boston, Massachusetts
January 29, 1998