Form 10-Q
period 1998-01-31
LUXTEC CORP /MA/
filed 1998-03-16
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 9, 1998, was 2,858,998.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                                    Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
            January 31, 1998 and October 31, 1997                          3

          Consolidated Condensed Statements of Operations -
            Three months ended January 31, 1998 and January 31, 1997       4

          Consolidated Condensed Statements of Cash Flows -
            Three months ended January 31, 1998 and January 31, 1997       5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                               9

Item 5.    Other Information                                               9

Item 6.    Exhibits and Reports on Form 8-K                               11

Signatures                                                                12

                                   LUXTEC CORPORATION
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                                         ASSETS

                                                                                 January 31,        October 31,


                                                                                     1998               1997
CURRENT ASSETS:
   Cash                                                                       $       -           $        41,712
   Accounts receivable, less reserves of approximately $209,000 and                 2,164,336           2,319,945
     $320,000 in 1998 and 1997, respectively
   Inventories                                                                      2,855,491           2,527,309
   Prepaid expenses and other current assets                                           80,304              71,191
                                                                              ---------------     ---------------

         Total current assets                                                       5,100,131           4,960,157
                                                                              ---------------     ---------------

PROPERTY AND EQUIPMENT, AT COST                                                     2,495,258           2,476,691
ACCUMULATED DEPRECIATION AND AMORTIZATION                                          (1,934,231)         (1,890,093)
                                                                              ---------------     ---------------
         Property and equipment, net                                                  561,027             586,598

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $150,000 AND           243,928             255,819
                                                                              ---------------     ---------------
$143,000  IN 1998 AND 1997, RESPECTIVELY

         Total assets                                                         $     5,905,086     $     5,802,574
                                                                              ===============     ===============

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                   $     2,140,591     $     2,082,854
   Current portion of equipment facility loan                                          65,186              65,186
   Accounts payable                                                                 1,106,556             938,733
   Accrued expenses                                                                   359,116             478,931
                                                                              ---------------     ---------------

         Total current liabilities                                                  3,671,449           3,565,704
                                                                              ---------------     ---------------

TERM NOTE                                                                             462,500             460,250

EQUIPMENT FACILITY LOAN, NET OF CURRENT PORTION                                       180,772             200,992

REDEEMABLE PREFERRED STOCK, $1.00 PAR VALUE:
  Series A Preferred Stock-
  Authorized--500,000 shares
  Issued and outstanding--10,000 shares (preference in liquidation of                1,142,603           1,119,768
  $1,142,603 in 1998 and $1,119,768  in 1997)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,858,998 shares in 1998 and 2,853,491  in 1997           28,590              28,535
   Additional paid-in capital                                                       8,301,940           8,318,685
   Accumulated deficit                                                             (7,882,768)         (7,891,360)
                                                                              ---------------     ---------------

         Total stockholders' equity                                                   447,762             455,860
                                                                              ---------------     ---------------

         Total liabilities and stockholders' equity                           $     5,905,086     $     5,802,574
                                                                              ===============     ===============

                               LUXTEC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED

                                                                January 31,         January 31,
                                                                   1998                1997
--------------------------------------------------------------------------------------------------

NET SALES                                                  $         2,707,525  $       2,517,364
COST OF SALES                                                        1,619,278          1,422,348
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                         1,088,246          1,095,017
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                                             534,778            615,324
   Research and development                                            104,852            108,129
   General and administrative                                          377,733            373,527
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                             1,017,363          1,096,980
--------------------------------------------------------------------------------------------------

INCOME (LOSS) FROM OPERATIONS                                           70,884            (1,963)

OTHER EXPENSES, NET                                                   (62,292)           (42,428)
--------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES                                                        8,592           (44,391)
PROVISION FOR INCOME TAXES                                                   -                 -
--------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                          $             8,592  $        (44,391)
==================================================================================================

PREFERRED STOCK DIVIDENDS                                               22,835             16,438

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                           $          (14,243)  $        (60,829)
==================================================================================================

BASIC AND DILUTED LOSS PER SHARE                           $            (0.00)  $          (0.02)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                     2,858,998          2,849,657
==================================================================================================

See Notes to Consolidated Condensed Financial Statements.


                                    LUXTEC CORPORATION
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED
                                                                     January 31,            January 31,
                                                                         1998                   1997
--------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                $            8,592     $         (44,391)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
     CASH USED IN OPERATING ACTIVITIES:

Depreciation and amortization                                                50,134                 82,254
Provision for uncollectible accounts receivable                               6,000                      0
Changes in current assets and liabilities:
     (Increase) decrease in accounts receivable                             149,609               (58,576)
     Increase in inventories                                               (328,182)             (118,859)
     (Increase) decrease in prepaid expenses and other
        current assets                                                       (9,113)               84,118
     Increase in accounts payable                                           167,823               127,597
     Decrease in accrued expenses                                          (119,815)             (132,527)
--------------------------------------------------------------------------------------------------------------------
TOTAL ADJUSTMENTS                                                           (83,544)              (15,993)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                       (74,952)              (60,384)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                     (18,567)               (42,625)
     (Increase) decrease in other assets                                      5,895                (28,181)
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (12,672)               (70,806)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Net borrowings (repayments) on revolving line of credit                 59,987               (220,803)
     Repayments on equipment facility loan                                  (20,220)              (880,788)
     Issuance of preferred stock                                              -                  1,042,524
     Employee stock purchase                                                  6,145                 17,901
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                             45,912                (41,166)
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                        (41,712)              (172,356)

CASH, BEGINNING OF PERIOD                                                    41,712                172,356

CASH, END OF PERIOD                                              $            -         $            -
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     UNPAID DIVIDENDS ON SERIES A PREFERRED
      STOCK                                                      $           22,835         $         -
====================================================================================================================

See Notes to Consolidated Condensed Financial Statements.


                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see the Form 10K for the year ending October 31, 1997 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                January 31, 1998               October 31, 1997
         ----------------------------------------------------------------------

         Raw material            $ 1,587,471                     $ 1,357,761
         Work in process             382,874                         318,312
         Finished goods              885,146                         851,236
         ----------------------------------------------------------------------
         Total                   $ 2,855,491                     $ 2,527,309
         ----------------------------------------------------------------------

3) Loans from banks

The Company has a $2,250,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at January 31, 1998) plus .50%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants or had obtained a waiver from the bank for the quarter ended January 31, 1998. At January 31, 1998, availability under the line of credit was approximately $109,400. The line of credit expires on March 31, 1999.

The Company has a $500,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate (8.5% at January 31, 1998) plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expired on October 21, 1997. At January 31, 1998, the Company had outstanding borrowings of $245,958 under this agreement.

4) Earnings per share

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128-Earnings per Share. This standard is effective for fiscal periods ending after December 15, 1997 and requires presentation of both basic and diluted earnings per share on the face of the Consolidated Statements of Income. These financial statements have been prepared and presented based on the new standard.

5) Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130 Reporting Comprehensive Income and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. Both SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning after December 15, 1997. The Company believes that the adoption of these new accounting standards will not have a material impact on the Company's financial statements.

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

RESULTS OF OPERATIONS

      Net sales for the three months ended January 31, 1998 were $2,707,525 compared to $2,517,364 for the same period in fiscal 1997, an increase of 7.6%. Domestic sales of the company's primary products were more than 30% ahead of last year's level. However, international sales were soft, particularly in the Asia Pacific area.

      Gross profit was $1,088,246 or 40.2% of net sales for the three months ended January 31, 1998, compared to $1,095,017 or 43.5% of net sales for the same period in fiscal 1997. The lower margin was primarily the result of not receiving a non-recurring royalty payment from a license agreement relating to the CardioDyne product line.

      Selling expenses were $534,778 for the three months ended January 31, 1998, compared to $615,324 for the same period in fiscal 1997, a decrease of 13.1%. The Company has instituted cost containment priorities that have successfully reduced sales and marketing expenditures as a percent of sales to 19.8% in the first quarter of fiscal 1998, compared to 24.5% in the comparable prior year period.

      Research and development expenditures were $104,852 for the three months ended January 31, 1998, compared to $108,129 for the same period in fiscal 1997, a decrease of 3.0%. The Company's level of effort on new and improved products has continued at approximately the same level during both the prior year and the current year periods.

         General and administrative expenses were $377,733 for the three months ended January 31, 1998, compared to $373,527 for the same period in fiscal 1997, representing an increase of 1.2%, primarily reflecting no major change in staffing levels or other administrative effort.

LIQUIDITY AND CAPITAL RESOURCES

      At January 31, 1998, the Company had working capital of $1,428,700 compared to $1,394,500 at October 31, 1997. At January 31, 1998, the Company had used $2,140,591 from a $2,250,000 revolving credit line and $245,958 of an equipment facility agreement.

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






   March 16, 1998                                 S/ Samuel M. Stein
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