Form 10-Q
period 1998-04-30
LUXTEC CORP /MA/
filed 1998-06-12
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                           FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 9, 1998, was 2,858,998.

                           LUXTEC CORPORATION


                            TABLE OF CONTENTS

                                                                     Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
              April 30, 1998 and October 31, 1997                          3

          Consolidated Condensed Statements of Operations -
              Six  months ended April 30, 1998 and April 30, 1997          4

          Consolidated Condensed Statements of Cash Flows -
               Six  months ended April 30, 1998 and April 30, 1997         5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                               10

Item 4.    Submission of matters to a vote of security holders             10

Item 5.    Other Information                                               10

Item 6.    Exhibits and Reports on Form 8-K                                12

Signatures                                                                 13

                               LUXTEC CORPORATION
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             April 30,               October 31,
                                                               1998                     1997
                                                             Unaudited
                                         ASSETS
CURRENT ASSETS:
   Cash                                                 $             -          $          41,712
   Accounts receivable                                          2,142,143                2,319,945
   Inventories                                                  2,973,033                2,527,309
   Prepaid expenses and other current assets                       49,292                   71,191
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            5,164,468                4,960,157
---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                    2,518,394                2,476,691
ACCUMULATED DEPRECIATION                                      (1,978,368)               (1,890,093)
---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                        540,026                  586,598
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                      261,087                  255,819
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $       5,965,581        $       5,802,574
===================================================================================================

                           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                            $        2,209,267        $       2,082,854
   Current portion of equipment facility loan                      65,186                   65,186
   Accounts payable                                               866,925                  938,733
   Accrued expenses                                               560,302                  478,931
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              $        3,701,680        $       3,565,704
---------------------------------------------------------------------------------------------------

Equipment Loan, Net of Current Portion                            121,379                  200,992
Term Loan                                                         500,000                  460,250
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES                             $         621,379        $        661,242
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
SERIES A, PREFERRED STOCK, $1.00 PAR
VALUE, Authorized 500,000 shares
Issued and outstanding - 10,000 shares
preference in liquidation of $1,165,137 in 1998
and $1,119,768 in 1997)                                 $       1,165,137        $      1,119,768
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding  2,858,998 shares
          in 1998 and 2,853,491 in 1997                            28,590                 28,535
   Additional paid-in capital                                   8,279,407              8,318,685
   Accumulated deficit                                        (7,830,612)             (7,891,360)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        477,385                455,860
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        5,965,581       $      5,802,574
===================================================================================================


See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     Unaudited

                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                              April 30          April 30            April 30         April 30
                                                1998              1997                1998             1997
-----------------------------------------------------------------------------------------------------------------

NET SALES                                $     2,893,960  $       2,363,673    $      5,601,485  $     4,881,037
COST OF SALES                                  1,598,455          1,417,275           3,217,733        2,839,623
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                   1,295,505            946,398           2,383,752        2,041,414
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                       535,852            629,971           1,070,630        1,245,713
   Research and development                      132,781            123,323             237,632          231,452
   General and administrative                    504,059            378,105             881,793          751,210
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       1,172,692          1,131,399           2,190,055        2,228,375
-----------------------------------------------------------------------------------------------------------------

INCOME/(LOSS)
FROM OPERATIONS                                  122,813          (185,001)             193,697        (186,961)

OTHER EXPENSES, NET                             (70,657)           (44,349)           (132,948)         (86,780)
-----------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                52,156           (229,350)             60,748         (273,741)
PREFERRED STOCK DIVIDENDS                        22,534              16,438             45,369            32,350
-----------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS
                                         $       29,622  $        (245,788) $           15,379   $     (306,091)
=================================================================================================================

==================================================================================================================
BASIC NET INCOME/(LOSS) PER SHARE        $         0.01  $           (0.09) $             0.01   $        (0.11)
==================================================================================================================
DILUTED NET INCOME/(LOSS) PER SHARE      $         0.01  $           (0.09) $             0.01   $        (0.11)
==================================================================================================================

==================================================================================================================
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,858,998           2,847,980          2,858,998           2,849,657
===================================================================================================================
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,915,914           2,847,980          2,900,786           2,849,657
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                        LUXTEC CORPORATION
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             Unaudited

                                                                                      SIX MONTHS ENDED

                                                                                 April 30,       April 30,
                                                                                    1998           1997
--------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                                            $         60,748      (273,741)

ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO NET
     CASH USED  IN OPERATING ACTIVITIES:

Depreciation and amortization                                                         102,633        153,862
Provision for uncollectible accounts receivable                                        12,000          6,000
Changes in current assets and liabilities:
     Accounts receivable                                                              165,802       (65,590)
     Inventories                                                                    (445,724)      (443,010)
     Prepaid expenses and other current assets                                         21,899         35,063
     Accounts payable                                                                (71,808)        289,483
     Accrued expenses                                                                  81,371       (19,095)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                               (133,827)       (43,287)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (41,703)       (70,955)
     Change in other assets                                                          (19,626)       (26,220)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (61,329)       (97,175)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                       126,413      (322,767)
     Net borrowings/(repayment) of long term debt                                    (39,863)        570,138
     Net borrowings on subordinated debt                                                  -      (1,000,000)
     Proceeds from conversion to preferred stock                                          -        1,000,000
     Employee stock purchase plan                                                       6,146         17,901
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              92,696        265,272
--------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH                                                      (41,712)      (148,931)

CASH, BEGINNING OF PERIOD                                                              41,712        172,356
                                                                               --------------- --------------

CASH, END OF PERIOD                                                          $            -           23,425
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     UNPAID DIVIDENDS ON SERIES A PREFERRED STOCK                            $         45,369  $      38,033
=============================================================================================================

See Notes to Consolidated Condensed Financial Statements.


                             LUXTEC CORPORATION

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                Unaudited

1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the six months ended April 30, 1998, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                       April 30, 1998                 October 31, 1997
         ----------------------------------------------------------------------------------------------

         Raw material                                $ 1,765,351                       $ 1,357,761
         Work in process                                 264,180                           318,312
         Finished goods                                  943,502                           851,236
         ------------------------------------------------------------------------------------------------
         Total                                       $ 2,973,033                       $ 2,527,309
         ------------------------------------------------------------------------------------------------


3) Loans from banks

The Company has a $2,250,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at April 30, 1998) plus
 .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company obtained a waiver of compliance from the bank for the quarter ended April 30, 1998. At April 30, availability under the line of credit was approximately $41,000. The line of credit expires on March 31, 1999.

The Company has a $500,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate (8.5% at April 30,
1998) plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expired on October 21, 1997. At April 30, 1998, the Company had outstanding borrowings of $186,565 under this agreement. The agreement contains covenants, including the maintenance of certain financial ratios, as defined therein. The Company was in compliance with all covenants or had obtained a waiver from the bank for the quarter ended April 30, 1998.

On April 3, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8.5% at October 31, 1997) plus 1.0%. Principal payments are payable in consecutive annual installments beginning on October 31, 1998 and continuing thereafter on October 31 of each succeeding year in an amount equal to the lesser of (a) $200,000 or (b) the greater of (i) zero and (ii) excess cash flow as defined. At October 31, 1997, the Company had outstanding borrowings of $500,000 under this agreement. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants or had obtained a waiver from the bank for the quarter ended April 30, 1998.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4) Earnings per share

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. This statement established standards for computing and presenting earnings per share and applies to entities with publicly traded common stock or potential common stock. This statement is effective for fiscal years ending after December 15, 1997.

Basic earnings/(loss) per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options to the extent their effect is dilutive, based on the treasury stock method. The calculation of diluted earnings per share excludes options to purchase 332,550 shares of common stock and 888,171 warrants, as the effects are antidilutive. Dilutive loss per share is the same as basic loss per share as there were no dilutive shares.

--------------------------------------------------- --------------------------------- -----------------------------
                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
--------------------------------------------------- --------------------------------- -----------------------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                        April 30         April 30       April 30       April 30
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                          1998             1997           1998           1997
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------

--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Basic weighted average shares outstanding                   2,858,998      2,847,980      2,858,998      2,849,657
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Weighted average common equivalent shares                      56,916             -          41,788             -
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Diluted weighted average shares outstanding                 2,915,914      2,847,980      2,900,786      2,849,657
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------

--------------------------------------------------- ------------------ -------------- -------------- --------------


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

RESULTS OF OPERATIONS

      Net revenues for the three months ended April 30, 1998 were $2,893,960 or 22.4% greater than the $2,363,673 reported for the same period in fiscal 1997. For the six months ended April 30, 1998 net revenues increased 14.8% to $5,601,485 from $4,881,037 reported for the same period last year. The year to date sales increase of 14.8% was primarily the result of higher sales in domestic Luxtec surgical lighting products.

      Cost of sales for the three months ended April 30, 1998 were $1,598,455 or 55.2% of net revenues, compared with $1,417,275 or 60.0% for the same period in fiscal 1997. For the six month period ended April 30, 1998, cost of sales was $3,217,733 or 57.4% of net revenues compared with $2,839,623 or 58.2% for the same period in fiscal 1997. The reduction in cost of sales as a percentage of net revenues was primarily a result of lowered product costs partially offset by a lower royalty payment received during the first two quarters.

      Gross profit was $1,295,505 or 44.8% of net revenues for the quarter ended April 30, 1998 compared to $946,398 or 40.0% for the same period in fiscal 1997. For the six month period ended April 30, 1998 gross profit was $2,383,752 or 42.6% compared with $2,041,414 or 41.8% for the same period in fiscal 1997. The increased margin percentage was primarily due to lowered product costs and favorable product mix.

      Selling and marketing expenses were $535,852 for the three months ended April 30, 1998 compared to $629,971 for the same period in fiscal 1997, a decrease of 14.9%. For the six month period ended April 30, 1998 selling and marketing expenses were $1,070,630 compared with $1,245,713 for the same period in fiscal 1997, a decrease of 14.1%. Marketing cost reduction efforts resulted in lower trade show and other costs during fiscal 1998.

      Research and development expenditures were $132,781 for the three months ended April 30, 1998 compared to $123,323 for the same period in fiscal 1997, an increase of 7.7%. For the six month period ended April 30, 1998 research and development expenditures were $237,632 compared with $231,452 for the same period in fiscal 1997, an increase of 2.7%. The increase for the first half of fiscal 1998 is the result of a continuing effort to improve existing products and introduce new products.

      General and administrative expenses were $504,059 for the three months ended April 30, 1998, compared to $378,105 for the same period in fiscal 1997, representing an increase of 33.3%. For the six months ended April 30, 1998 general and administrative expenses totaled $881,793 compared to $751,210 during the same period in fiscal 1997, an increase of 17.4%. The increase is primarily a result of an increase in reserves in fiscal 1998 as compared to fiscal 1997.

                            LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Interest and other expenses of $70,657 for the three months ended April 30, 1998 compared to $44,349 for the same period in fiscal 1997, an increase of 59.3%. For the six months ended April 30, 1998 interest and other expenses were $132,948 compared to $86,780 for the same period in fiscal 1997, an increase of 53.2%. The increases were due to higher average credit lines and higher interest rates in fiscal 1998 compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At April 30, 1998, the Company had working capital of approximately $1,462,800 compared to working capital of approximately $1,394,500 at October 31, 1997. Cash used in operating activities was primarily funded by the revolving line of credit. At April 30, 1998, the Company had used approximately $2,209,000 of a $2,250,000 revolving line of credit, and had borrowed $500,000 under a term loan agreement and $186,565 under an equipment facility loan agreement.

      The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional capital in the near future.

                             LUXTEC CORPORATION


                         PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of security holders whether through solicitation of proxies or otherwise, during the second quarter of the Corporation's fiscal year ended October 31, 1998.

      (a) The Annual Meeting of Stockholders was held on April 23, 1998.

      (b) Two Class II directors of the Corporation were elected:

                 ---------------------- ---------------------------- -----------------------------------
                                                    FOR                           WITHHELD
                 ---------------------- ---------------------------- -----------------------------------
                 ---------------------- ---------------------------- -----------------------------------
                 Paul Epstein                    1,984,966                         65,623
                 ---------------------- ---------------------------- -----------------------------------
                 ---------------------- ---------------------------- -----------------------------------
                 James W. Hobbs                  1,984,866                         65,723
                 ---------------------- ---------------------------- -----------------------------------

     The Board of Directors is composed of Mr. Epstein, and Mr. Hobbs as well as Mr. James Berardo, Mr. James J. Goodman, Mr. Patrick G. Phillipps, Dr. Thomas VanderSalm and Mr. Louis C. Wallace.

      (c) No other matters were voted upon at the meeting.

ITEM 5.  Other Information

      When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, or in the Company's press releases or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

                             LUXTEC CORPORATION


                        PART II. OTHER INFORMATION

ITEM 5.  (Continued)

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

            The Company does business worldwide in over 50 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including, without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could have a material adverse impact on the Company's financial condition or future results of operations.

            The market price of the Company's securities could be subject to fluctuations in response to quarter - to -quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Company.

                            LUXTEC CORPORATION


                        PART II. OTHER INFORMATION


ITEM 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                  Exhibit    Description                       Designation

                      27     Financial Data Schedule                 27

         (b)  Reports on Form 8-K
                 No reports  on Form 8-K were  required  to be filed  during the quarter ended April 30, 1998.

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