Form 10-Q
period 1998-07-31
LUXTEC CORP /MA/
filed 1998-09-14
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 3, 1998, was 2,867,592.

                            LUXTEC CORPORATION


                             TABLE OF CONTENTS

                                                                     Page No.

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
         July 31, 1998 and October 31, 1997                                 3

         Consolidated Condensed Statements of Operations -
         Nine and three months ended July 31, 1998 and July 31, 1997        4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended July 31, 1998 and July 31, 1997                  5

         Notes to Consolidated Condensed Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          8

Part II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                                  LUXTEC CORPORATION

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             July 31,                October 31,
                                                              1998                     1997

                                         ASSETS
CURRENT ASSETS:
   Cash                                                 $          67,364         $         41,712
   Accounts receivable                                          2,122,237                2,319,945
   Inventories                                                  3,166,071                2,527,309
   Prepaid expenses and other current assets                       42,664                   71,191
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                            5,398,336                4,960,157
---------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT AT COST                                    2,546,806                2,476,691
ACCUMULATED DEPRECIATION                                      (2,022,505)               (1,890,093)
---------------------------------------------------------------------------------------------------
PROPERTY & EQUIPMENT - NET                                        524,301                  586,598
---------------------------------------------------------------------------------------------------

OTHER ASSETS                                                      258,454                  255,819
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                            $       6,181,091        $       5,802,574
===================================================================================================

                           LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Revolving line of credit                            $        2,072,124       $        2,082,854
   Current portion of equipment facility loan                      65,186                   65,186
   Accounts payable                                             1,107,082                  938,733
   Accrued expenses                                               601,368                  478,931
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                              $        3,845,760       $        3,565,704
---------------------------------------------------------------------------------------------------

Equipment loan, net of current portion                            134,448                  200,992
Term loan                                                         467,000                  460,250
---------------------------------------------------------------------------------------------------
TOTAL LONG TERM LIABILITIES                             $        601,448        $         661,242
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
SERIES A, PREFERRED STOCK, $1.00 PAR VALUE,
Authorized 500,000 shares Issued and
outstanding - 10,000 shares (preference
in liquidation of $1,188,893 in 1998 and
$1,119,768 in 1997)                                     $        1,188,893      $         1,119,768
---------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock - $.01 par value -
      Authorized - 10,000,000 shares
      Issued and outstanding - 2,867,592 shares
          in 1998 and 2,853,491 in 1997                            28,676                  28,535
   Additional paid-in capital                                   8,273,893               8,318,685
   Accumulated deficit                                        (7,757,579)              (7,891,360)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                        544,990                455,860
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                   $        6,181,091       $      5,802,574
===================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                                            LUXTEC CORPORATION

                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              July 31           July 31             July 31          July 31
                                                1998              1997               1998              1997
-----------------------------------------------------------------------------------------------------------------

NET SALES                                $    3,031,903  $        2,787,978    $     8,633,388   $     7,669,015
COST OF SALES                                  1,736,624          1,630,820          4,954,358         4,470,443
-----------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                   1,295,279          1,157,158          3,679,030         3,198,573
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                       526,521            609,436          1,597,151         1,855,150
   Research and development                      147,013            158,521            384,646           389,973
   General and administrative                    479,228            410,886          1,361,020         1,162,095
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       1,152,762          1,178,843          3,342,816         3,407,218
-----------------------------------------------------------------------------------------------------------------

INCOME/(LOSS)
FROM OPERATIONS                                  142,517           (21,685)            336,214         (208,645)

OTHER EXPENSES, NET                             (69,484)           (68,115)          (202,433)         (154,895)
-----------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                73,033            (89,800)            133,781         (363,541)
PREFERRED STOCK DIVIDENDS                        23,756              21,935             69,125           59,969
-----------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS
                                         $       49,277  $        (111,735)    $       64,656   $     (423,510)
=================================================================================================================

==================================================================================================================
BASIC NET INCOME/(LOSS) PER SHARE       $           0.02  $         (0.04)     $        0.02    $        (0.15)
==================================================================================================================
DILUTED NET INCOME/(LOSS) PER SHARE     $           0.02  $         (0.04)     $        0.02    $        (0.15)
==================================================================================================================

==================================================================================================================
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,867,592           2,847,980          2,858,998           2,849,657
===================================================================================================================
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   3,141,425           2,847,980          2,900,786           2,849,657
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements.



                                        LUXTEC CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                NINE MONTHS ENDED

                                                                                  July 31,       July 31,
                                                                                    1998           1997
--------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                                            $        133,781      (363,542)

ADJUSTMENTS TO RECONCILE NET INCOME/(LOSS) TO NET
     CASH PROVIDED BY/(USED  IN) OPERATING ACTIVITIES:

Depreciation and amortization                                                         153,951        217,072
Provision for uncollectible accounts receivable                                           149         10,347
Changes in current assets and liabilities:
     Accounts receivable                                                              197,559      (131,349)
     Inventories                                                                    (638,762)      (305,499)
     Prepaid expenses and other current assets                                         28,527         56,568
     Accounts payable                                                                 168,349         45,737
     Accrued expenses                                                                 122,437       (99,927)
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                    32,210      (207,051)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (70,115)       (86,355)
     Change in other assets                                                          (24,174)       (27,806)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (94,289)      (114,161)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net payments on revolving line of credit                                        (10,730)       (68,256)
     Net borrowings/(repayment) of long term debt                                    (59,794)        553,398
     Net borrowings on subordinated debt                                                  -      (1,000,000)
     Proceeds from conversion to preferred stock                                          -        1,000,000
     Employee stock purchase plan and option exercises                                 24,474         27,256
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                  (46,050)        512,398
--------------------------------------------------------------------------------------------------------------

NET INCREASE/(DECREASE) IN CASH                                                        25,652      (172,356)

CASH, BEGINNING OF PERIOD                                                              41,712        172,356
                                                                               --------------- --------------

CASH, END OF PERIOD                                                          $         67,364             -
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     UNPAID DIVIDENDS ON SERIES A PREFERRED STOCK                            $         69,125  $      59,969
=============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                             LUXTEC CORPORATION

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)  Basis of Presentation of Consolidated Financial Statements

       The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the nine months ended July 31, 1998, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                      July 31, 1998           October 31, 1997
         -----------------------------------------------------------------------

         Raw material                 $ 2,002,748             $  1,357,761
         Work in process                  464,379                  318,312
         Finished goods                   698,944                  851,236
         -----------------------------------------------------------------------
         Total                        $ 3,166,071              $ 2,527,309
         -----------------------------------------------------------------------


3) Loans from banks

The Company has a $2,500,000 revolving line-of-credit agreement with a bank. Borrowings bear interest at the bank's prime rate (8.5% at July 31, 1998) plus
 .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with the covenants for the quarter ended July 31, 1998. At July 31, availability under the line of credit was approximately $427,876. The line of credit expires on March 31, 1999.

The Company has a $500,000 equipment facility agreement with a bank. Borrowings are based on the purchase price of new equipment and conditions determined by the bank. Borrowings bear interest at the bank's base rate (8.5% at July 31, 1998) plus .5%. Borrowings under this facility are secured by substantially all assets of the Company. The equipment facility agreement expired on October 21, 1997. At July 31, 1998, the Company had outstanding borrowings of $134,448 under this agreement. The agreement contains covenants, including the maintenance of certain financial ratios, as defined therein. The Company was in compliance with all covenants for the quarter ended July 31, 1998.

On April 3, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8.5% at July 31, 1998) plus 1.0%. Principal payments are payable in consecutive annual installments beginning on October 31, 1998 and continuing thereafter on October 31 of each succeeding year in an amount equal to the lesser of (a) $200,000 or (b) the greater of (i) zero and (ii) excess cash flow as defined. At July 31, 1998, the Company had outstanding borrowings of $500,000 under this agreement. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants for the quarter ended July 31, 1998.

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

Basic earnings/(loss) per share was determined by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options to the extent their effect is dilutive, based on the treasury stock method. The calculation of diluted earnings per share excludes options to purchase 254,560 shares of common stock and 888,171 warrants, as the effects are antidilutive. Dilutive loss per share is the same as basic loss per share as there were no dilutive shares.

--------------------------------------------------- --------------------------------- -----------------------------
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
--------------------------------------------------- --------------------------------- -----------------------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                         July 31          July 31        July 31        July 31
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                          1998             1997           1998           1997
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------

--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Basic weighted average shares outstanding                   2,867,592      2,847,980      2,857,631      2,849,657
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Weighted average common equivalent shares                     273,833             -         108,976             -
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Diluted weighted average shares outstanding                 3,141,425      2,847,980      2,966,607      2,849,657
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

RESULTS OF OPERATIONS

      Net revenues for the three months ended July 31, 1998 were $3,031,903 or 8.7% greater than the $2,787,978 reported for the same period in fiscal 1997. For the nine months ended July 31, 1998 net revenues increased 12.6% to $8,633,388 from $7,669,015 reported for the same period last year. The year to date sales increase of 12.6% was primarily the result of higher sales in domestic Luxtec surgical lighting products.

      Cost of sales for the three months ended July 31, 1998 were $1,736,624 or 57.3% of net revenues, compared with $1,630,820 or 58.5% for the same period in fiscal 1997. For the nine month period ended July 31, 1998, cost of sales was $4,954,358 or 57.4% of net revenues compared with $4,470,443 or 58.3% for the same period in fiscal 1997. The reduction in cost of sales as a percentage of net revenues was primarily a result of lowered product costs partially offset by a lower royalty payment received during the first three quarters.

      Gross profit was $1,295,279 or 42.7% of net revenues for the quarter ended July 31, 1998 compared to $1,157,158 or 41.5% for the same period in fiscal 1997. For the nine month period ended July 31, 1998 gross profit was $3,679,030 or 42.6% compared with $3,198,573 or 41.7% for the same period in fiscal 1997. The increased margin percentage was primarily due to lowered product costs and favorable product mix.

      Selling and  marketing  expenses  were $526,521 for the three months ended
July 31, 1998 compared to $609,436 for the same period in fiscal 1997, a decrease of 13.6%. For the nine month period ended July 31, 1998 selling and marketing expenses were $1,597,151 compared with $1,855,150 for the same period in fiscal 1997, a decrease of 13.9%. Marketing cost reduction efforts resulted in lower trade show and other costs during fiscal 1998.

      Research and development expenditures were $147,013 for the three months ended July 31, 1998 compared to $158,521 for the same period in fiscal 1997, a decrease of 7.3%. For the nine month period ended July 31, 1998 research and development expenditures were $384,646 compared with $389,973 for the same period in fiscal 1997, a decrease of 1.4%. The Company continues to invest in new product development and product improvements at approximately the same rate as the previous fiscal year.

      General and administrative expenses were $479,228 for the three months ended July 31, 1998, compared to $410,886 for the same period in fiscal 1997, representing an increase of 16.6%. For the nine months ended July 31, 1998 general and administrative expenses totaled $1,361,020 compared to $1,162,095 during the same period in fiscal 1997, an increase of 17.1%. The increase is primarily a result of management decisions to work with investment bankers and investor relations groups to improve the capital structure of the Company and an increase in reserves in fiscal 1998 as compared to fiscal 1997.

                            LUXTEC CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

      Interest and other expenses were $69,484 for the three months ended July 31, 1998 compared to $68,115 for the same period in fiscal 1997, an increase of 2.0%. For the nine months ended July 31, 1998 interest and other expenses were $202,433 compared to $154,895 for the same period in fiscal 1997, an increase of 30.7%. The increases were due to higher average credit lines and higher interest rates in fiscal 1998 compared to fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      At July 31, 1998, the Company had working capital of approximately $1,552,600 compared to working capital of approximately $1,394,500 at October 31, 1997. Cash used in operating activities was primarily funded by the revolving line of credit. At July 31, 1998, the Company had used approximately $2,209,000 of a $2,500,000 revolving line of credit, and had borrowed $500,000 under a term loan agreement and $199,634 under an equipment facility loan agreement.

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

         (b)  Reports on Form 8-K
                 No reports  on Form 8-K were  required  to be filed  during the quarter ended July 31, 1998.

                              LUXTEC CORPORATION



                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                LUXTEC CORPORATION
                                    Registrant)







         -----------------                 --------------------------
         Date                              Samuel M. Stein
                                           Chief Financial Officer
                                           Principal Accounting Officer and Duly
                                           Authorized Executive Officer)