Form 10-K
period 1998-10-31
LUXTEC CORP /MA/
filed 1999-01-22
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                    FORM 10-K

[X] Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
    Act of 1934 for the fiscal year ended October 31, 1998 [Fee Required]
           or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2,934,096 based on the closing price of such stock on January 19, 1999, as reported by the American Stock Exchange ($2.75 per share).

As of January 19, 1999, 2,872,149 shares of Common stock, $.01 par value, were issued and outstanding.


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


 Major Customers
For  the  year  ended  October  31,  1998,  one  customer,   Specialty  Surgical
Instruments, accounted for 13% of the Corporation's net revenues.

 Research and Development
The Corporation incurred approximately $523,000 of product development expenses in fiscal year 1998, $495,000 in fiscal 1997, and $543,000 in fiscal 1996. The increase in expenses in this category was directly related to the introduction of a major new product (the dual port light source) during fiscal 1998.

 Manufacturing and Suppliers
The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier.

 Backlog
At October 31, 1998, the Corporation's backlog was $485,000, compared to $549,200 at October 31, 1997. The Corporation generally ships products within three weeks of the receipt of an order from a customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

 Employees
As of October 31, 1998, the Corporation had 63 full time employees, of whom seven are executives, nine are engaged in supervisory capacities, 26 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation's employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.
 Executive Officers
For information with respect to the Executive Officers of the Corporation, see the section entitled "Election of Directors" appearing in the Corporation's Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

 ITEM 2.  PROPERTIES

The Corporation occupies approximately 30,000 square feet at 326 Clark Street, Worcester, Massachusetts under a lease is currently being renegotiated. The Corporation believes that this space is adequate to meet its current requirements and that alternative space would be available at comparable prices should the lease not be extended after its expiration.

 ITEM 3.  LEGAL PROCEEDINGS

None.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation's fiscal year ended October 31, 1998.

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

AMEX has notified the Corporation that the Corporation has fallen below the AMEX Emerging Company Marketplace guidelines for continued listing on the exchange and that AMEX is reviewing the Corporation's listing eligibility. As a result of a meeting between representatives of the Corporation and AMEX held on January 22, 1998, AMEX decided to continue the Corporation's listing. A further review of the Corporation's listing status was conducted in June, 1998, at which time AMEX further continued the Corporation's listing. The Corporation's fiscal 1998 financial performance resulted in a reduction of the shortfall from the AMEX listing guidelines. The Corporation is reviewing its options concerning actions it may take to comply with the AMEX guidelines.

The following table sets forth the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below.

                                                             Common Stock
                                                       High              Low

 Fiscal Year Ended 10/31/97
First Quarter                                          4.00              2.63
Second Quarter                                         3.88              2.38
Third Quarter                                          3.00              2.38
Fourth Quarter                                         2.75              2.13

 Fiscal Year Ended 10/31/98
First Quarter                                          3.25              2.06
Second Quarter                                         3.88              2.50
Third Quarter                                          6.38              3.13
Fourth Quarter                                         3.63              2.00



On January 19, 1999, the closing sale price of the Corporation's Common Stock on the American Stock Exchange was $2.75 per share. As of December 31, 1998, there were approximately 642 holders of record of the Corporation's Common Stock. The Corporation estimates that there are approximately 1,300 beneficial holders of the Corporation's Common Stock.

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

 Operating Data:                                     (In thousands, except per share data)
                                                             Year Ended October 31,
                                         1994           1995           1996            1997           1998

Net Revenues . . . . . . . . . .        $8,139         $7,755         $9,348         $10,977         $12,067

Net Income  (Loss). . . . . .              164         (6,127)          (571)           (472)            185

Net Income (Loss) Per Share . . .
 . . . . . . . . . . . . .                  .11          (4.20)          (.22)          (.17)             .06



                                                                   (In thousands)
Balance Sheet Data:                                            Year Ended October 31,
                                         1994           1995           1996            1997           1998


Working Capital. . . . . . . .          $ 1,410        $ (599)         $ 935      $    1,394         $1,735

Total Assets. . . . . . . . . . .         4,072          4,122         5,295           5,803          5,959
 .

Long-term debt, less current
portions  . . . .                            -              -           119            661             558


Stockholders' equity. . . . .             2,163            198          813            456             666




 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

This analysis of the Corporation's financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto.

 Results of Operations

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended October 31, 1996, 1997 and 1998.

                                       1996          1997         1998
Net revenues                           100%          100%         100%
Cost of goods sold                      57            60           58
Selling and marketing                   23            22           18
Research and development                 6             4            4
General and administrative              18            15           15
Other expense                            2             2            3
Net (loss) income                       (6)           (3)           2

 Fiscal 1998 Compared with Fiscal 1997

Net Revenues: Net revenues of $12,066,787 for fiscal 1998 were 9.9% higher than the $10,977,435 reported for fiscal 1997. Luxtec domestic branded and OEM products were responsible for virtually all of the Corporation's revenue growth. International Luxtec branded revenues were below fiscal 1997 levels, primarily in the Pacific Rim area. Management believes that the introduction of new and improved products over the last two years was chiefly responsible for the fiscal 1998 revenue growth. The CardioDyne marketing effort was delayed during fiscal 1998.

Cost of Goods Sold: Cost of goods sold increased to $6,959,620 or 57.7% of net revenues for fiscal 1998 compared to $6,544,409 or 59.6% of net revenues for fiscal 1997. The higher product cost related to the introduction of a series of new products in fiscal 1997 did not recur in fiscal 1998, resulting in an improvement in cost of goods sold as a percentage of net revenues.

Gross Profit: Gross Profit increased to $5,107,167 or 42.3% of net revenues for fiscal 1998 compared to $4,433,026 or 40.4% of net revenues for fiscal 1997. The margin improvement percentage reflected an improvement related to products introduced during fiscal 1997. The Corporation does not expect gross profit margins to change dramatically from their 1998 relationship to revenues.

Selling and Marketing Expenses: Selling and marketing expenses decreased to $2,205,693 for fiscal 1998 compared to $2,437,746 for fiscal 1997, a decrease of $232,053 or 9.5%. During fiscal 1998, Luxtec decreased its investment in the distribution channel for the CardioDyne product line. Management expects selling and marketing expenses for fiscal 1999 to remain in approximately the same ratio to sales as 1998.

Research and Development: Research and development expenses were $522,593 in fiscal 1998 compared to $495,373 in fiscal 1997, an increase of $27,220 or 5.5%. The increase in expenses in this category was directly related to the completion of a major new product introduction (the dual port light source) during fiscal 1998. Management expects that research expenditures will increase as a result of the Corporation's product development plans.

General and Administrative: General and administrative expenses were $1,824,606 in fiscal 1998 compared to $1,627,637 in fiscal 1997, an increase of $196,969 or 12.1%. The largest cost increases during fiscal 1998 were the result of new investment banking and investor relations programs.

Interest: Interest expense increased to $269,318 during fiscal year 1998 compared with $234,024 during fiscal year 1997, an increase of $35,294 or 15.1%. The Corporation's interest cost increase was primarily the result of higher average balances for the revolving credit line.

 Fiscal 1997 Compared with Fiscal 1996

Net Revenues: Net revenues of $10,977,435 for fiscal 1997 were 17.4% higher than the $9,347,699 reported for fiscal 1996. The Luxtec branded and OEM products, both domestic and international, were responsible for virtually all of the Corporation's revenue growth. Management believes that the introduction of new and improved products during fiscal 1996 and fiscal 1997 was chiefly responsible for the fiscal 1997 revenue growth.

Cost of Goods Sold: Cost of goods sold increased to $6,544,409 or 59.6% of net revenues for fiscal 1997 compared with $5,323,764 or 57.0% of net revenues for fiscal 1996. The higher product cost related to the recent introduction of a series of new products was the main reason for the higher costs in fiscal 1997.

Gross Profit: Gross Profit increased to $4,433,026 or 40.4% of net revenues for fiscal 1997 compared to $4,023,935 or 43.0% of net revenues for fiscal 1996. Although the percentage decreased between years, the higher sales volume, partially offset by the higher costs related to product introductions and a contractual decrease in royalties received for a CardioDyne product, yielded the increased gross profit in fiscal 1997.

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

 Liquidity and Capital Resources

At October 31, 1998, the Corporation had working capital of approximately $1,734,700 compared to working capital of $1,394,500 at October 31, 1997. The increase was primarily the result of profitable operations for fiscal year 1998.

On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank's prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid from "Excess Cash Flow," as defined, but no later than April 3, 2002. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants for the year ended October 31, 1998. As an inducement to grant the loan under the stated terms, the Company issued a warrant that entitles the holder to purchase 44,000 shares of common stock at an exercise price of $3.00 per share (approximate fair market value at the date of grant), adjusted for certain dilutive events, as defined.

The principal source of short-term borrowings during the year was a secured $2,500,000 revolving credit agreement. At October 31, 1998, the credit line borrowings balance was approximately $2,186,100. The interest rate on the credit line at the end of the fiscal year was 8.5%.

The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future.

The Corporation had no significant capital expenditures during fiscal year 1998.


Year 2000

The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

Using internal staff [and outside consultants], the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

The Company has upgraded its [financial and manufacturing] computer systems with specific year 2000 "fixes". Other computer systems used in the Company are currently being scheduled for upgrade during 1999. These systems are less critical to the Company's operations. The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is approximately 15% complete to date. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations.

The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by October 31, 1999. While it is not possible, at present, to give a precise estimate of the cost of this work, the Company does not expect that such costs will be material to the Company's results of operations in one or more fiscal quarters or years, and will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. To date, the Company has expensed less than $25,000 on the effort to combat the year 2000 problems inherent in its systems. The total direct costs of the Year 2000 corrections is expected to be less than $100,000 through the first two quarters of 2000.

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

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

                           LUXTEC CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED FINANCIAL STATEMENTS

                                         INDEX



                                                                          PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                   19

CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 1997 AND 1998                20

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
OCTOBER 31, 1996, 1997 AND 1998                                            21

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED OCTOBER 31, 1996, 1997 AND 1998                        22

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
OCTOBER 31, 1996, 1997 AND 1998                                            23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 24

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Luxtec Corporation:

We have audited the accompanying consolidated balance sheets of Luxtec Corporation (a Massachusetts corporation) and subsidiaries as of October 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.








Boston, Massachusetts
December 9, 1998


                                          LUXTEC CORPORATION AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                                October 31,
                                                                                          1997              1998

CURRENT ASSETS:
   Cash                                                                              $        41,712  $        43,698
   Accounts receivable, less reserves of approximately $320,000 and $250,000 in            2,319,945        2,571,230
     1997 and 1998, respectively
   Inventories                                                                             2,527,309        2,549,244
   Prepaid expenses and other current assets                                                  71,191           55,068
                                                                                     ---------------  ---------------

         Total current assets                                                              4,960,157        5,219,240
                                                                                     ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST                                                            2,476,691        2,570,501

ACCUMULATED DEPRECIATION AND AMORTIZATION                                                 (1,890,093)      (2,075,345)
                                                                                     ---------------  ---------------

         Property and equipment, net                                                         586,598          495,156
                                                                                     ---------------  ---------------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $143,000 AND                  255,819          244,754
                                                                                     ---------------  ---------------
$109,000 IN 1997 AND 1998, RESPECTIVELY

         Total assets                                                                $     5,802,574  $     5,959,150
                                                                                     ===============  ===============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Revolving line of credit                                                          $     2,082,854  $     2,186,052
   Current portion of equipment facility loan                                                 65,186           88,726
   Accounts payable                                                                          938,733          497,980
   Accrued expenses                                                                          478,931          711,745
                                                                                     ---------------  ---------------

         Total current liabilities                                                         3,565,704        3,484,503
                                                                                     ---------------  ---------------

TERM NOTE                                                                                    460,250          469,250
                                                                                     ---------------  ---------------

EQUIPMENT FACILITY LOAN, NET OF CURRENT PORTION                                              200,992           88,726
                                                                                     ---------------  ---------------

Minority Interest
                                                                                                  -           51,386
                                                                                      -------------- ----------------

COMMITMENTS (Note 13)

REDEEMABLE PREFERRED STOCK, $1.00 PAR VALUE:
  Series A Preferred Stock-
  Authorized--500,000 shares
  Issued and outstanding--10,000 shares (at liquidation value)                              1,119,768        1,199,768
                                                                                      ---------------  ---------------

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,853,491 shares in 1997 and 2,867,592 in 1998                   28,535           28,676
   Additional paid-in capital                                                              8,318,685        8,263,018
   Accumulated deficit                                                                    (7,891,360)      (7,626,177)
                                                                                     ---------------- ----------------

         Total stockholders' equity                                                          455,860          665,517
                                                                                     ---------------  ---------------

         Total liabilities, redeemable preferred stock  and stockholders' equity     $     5,802,574  $     5,959,150
                                                                                     ===============  ===============

                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                                          LUXTEC CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             For the Years Ended October 31,
                                                                         1996             1997              1998

NET REVENUES                                                       $     9,347,699   $    10,977,435  $    12,066,787

COST OF GOODS SOLD                                                       5,323,764         6,544,409        6,959,620
                                                                   ---------------   ---------------  ---------------

         Gross profit                                                    4,023,935         4,433,026        5,107,167
                                                                   ---------------   ---------------  ---------------

OPERATING EXPENSES:
   Selling and marketing                                                 2,190,881         2,437,746        2,205,693
   Research and development                                                542,691           495,373          522,593
   General and administrative                                            1,646,081         1,627,637        1,824,606
                                                                   ---------------   ---------------  ---------------

         Total operating expenses                                        4,379,653         4,560,756        4,552,892
                                                                   ---------------   ---------------  ---------------

         (Loss)  income from operations                                   (355,718)         (127,730)         554,275
                                                                   ---------------   ---------------  ---------------

OTHER EXPENSE:
   Interest expense                                                       (231,442)         (234,024)        (269,318)
   Other income (expense)                                                   16,484             9,114          (19,774)
                                                                   ---------------   ---------------  ----------------

         Total other expense                                              (214,958)         (224,910)        (289,092)
                                                                   ---------------   ---------------  ---------------

         Net (loss) income                                                (570,676)         (352,640)         265,183

ACCRETION OF PREFERRED STOCK DIVIDENDS                                           -           119,768           80,000
                                                                   ---------------   ---------------  ---------------

         Net (loss) income applicable to common stockholders       $      (570,676)  $      (472,408) $       185,183
                                                                   ===============   ===============  ===============

NET (LOSS) INCOME PER SHARE
    Basic                                                               $(.22)           $(.17)             $.06
                                                                        =====            =====              ====
    Diluted                                                             $(.22)           $(.17)             $.06
                                                                        =====            =====              ====

WEIGHTED AVERAGE SHARES OUTSTANDING
    Basic                                                             2,574,705         2,849,538        2,863,147
                                                                      =========         =========        =========
    Diluted                                                           2,574,705         2,849,538        2,937,026
                                                                      =========         =========        =========


                The   accompanying   notes  are  an   integral   part  of  these
consolidated financial statements.

                                    LUXTEC CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      Common Stock,          Additional
                                      $.01 Par Value          Paid-in         Accumulated
                                   Shares        Amount       Capital           Deficit        Total





BALANCE, OCTOBER 31, 1995        2,436,541    $  24,365     $7,141,576      $ (6,968,044)   $  197,897

Net loss                              -            -             -              (570,676)     (570,676)


Issuance of common stock under       9,327           93         26,524              -           26,617
employee stock purchase plan



Issuance of common stock under       1,500           15          2,430              -            2,445
stock option plan

Issuance of common stock in a
private placement, net of
issuance costs of $25,885          394,171        3,942       1,152,686             -        1,156,628
                                  ----------   ----------    -----------      -----------   ----------
BALANCE, OCTOBER 31, 1996        2,841,539       28,415       8,323,216      (7,538,720)       812,911

Net loss                               -            -             -            (352,640)      (352,640)

Issuance of common stock under      11,952          120          27,135            -            27,255
employee stock purchase plan

Dividends on Series A                  -            -           (76,666)           -           (76,666)
Preferred Stock

Issuance of warrants in
connection with term note              -            -            45,000            -            45,000
                                 -------------------------  -------------   -------------   ------------

BALANCE, OCTOBER 31, 1997        2,853,491       28,535       8,318,685      (7,891,360)       455,860

Net income                           -              -           -               265,183        265,183

Issuance of common stock under         9,311         93          12,938              -          13,031
employee stock purchase plan


Issuance of  common stock              4,790         48          11,395              -          11,443
under stock option plan

Dividends on Series A                  -            -           (80,000)             -         (80,000)
Preferred Stock               -------------    -------------- ------------   ------------    ------------

BALANCE, OCTOBER 31, 1998        2,867,592    $  28,676     $ 8,263,018    $ (7,626,177)   $  665,517
                                  =========    =========     ===========    =============   ==========

The accompanying notes are an integral part of these consolidated financia statements

                                       LUXTEC CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended October 31,
                                                                          1996             1997              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                 $    (570,676)    $    (352,640)   $     265,183

   Adjustments to reconcile net (loss) income  to net cash (used
   in) provided by operating activities-
     Depreciation and amortization                                         265,258           301,448          215,163
     Amortization of debt discount                                               -             5,250            9,000
     Provision for uncollectible accounts receivable                         3,651           158,748          (70,000)
     Changes in current assets and liabilities-
       Accounts receivable                                                (211,053)         (737,024)        (181,285)
       Inventories                                                        (477,014)         (354,294)         (21,935)
       Prepaid expenses and other current assets                          (127,826)          139,373           16,123
       Accounts payable                                                   (827,668)          212,532         (440,753)
       Accrued expenses                                                   (188,901)           70,965          232,814
                                                                   ---------------   ---------------  ---------------

              Net cash (used in) provided by  operating activities      (2,134,229)         (555,642)          24,310
                                                                    ---------------   ---------------  ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (294,116)         (110,951)         (93,810)
   Increase in other assets                                                 (9,645)          (35,660)         (17,485)
                                                                   ----------------  ---------------- ----------------

              Net cash used in investing activities                       (303,761)         (146,611)        (111,295)
                                                                   ---------------   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from (payments on) revolving line of credit                415,915           (63,369)         103,198
   Net proceeds from (payments on) equipment facility loan                  (2,980)          107,723          (88,726)
   Proceeds from note payable to stockholder                             1,000,000                 -                -
   Proceeds from term note                                                       -           500,000                -
   Net proceeds from sale of subsidiary stock                                    -                              50,025
   Net proceeds from issuance of common stock in a private               1,156,628                 -                -
   placement
   Issuance of common stock under stock option plan                          2,445                 -           11,443
   Issuance of common stock under employee stock purchase plan              26,617            27,255           13,031
                                                                   ---------------   ---------------  ---------------

              Net cash provided by financing activities                  2,598,625           571,609           88,971
                                                                   ---------------   ---------------  ---------------

NET INCREASE (DECREASE) IN CASH                                            160,635          (130,644)           1,986

CASH, BEGINNING OF PERIOD                                                   11,721           172,356           41,712
                                                                   ---------------   ---------------  ---------------

CASH, END OF PERIOD                                                  $     172,356     $      41,712    $      43,698
                                                                     =============     =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for Interest                                        $       157,144     $     239,133    $     257,661
                                                                   ===============     =============    =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

  Purchases of property and equipment under equipment facility       $     161,435     $           -    $           -
                                                                     =============     =============    =============
  loan
  Conversion of note payable to stockholder to Series A              $           -     $   1,043,102    $           -
                                                                     =============     =============    =============
  Preferred Stock
  Accretion of Series A Preferred Stock                              $           -     $      76,666    $      80,000
                                                                     =============     =============    =============


                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                               LUXTEC CORPORATION AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                             OCTOBER 31, 1998

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


(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    Principles of Consolidation

              The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: Fiber Imaging Technologies, Inc. (FIT), CardioDyne, Inc. (CardioDyne) and Cathtec, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The minority interest on the accompanying balance sheet represents a 7.5% interest in FIT, not held by the Company (see Note 10).

       (b)    Inventories

              Inventories  are  stated at the lower of cost or  market.  Cost is
              determined  using  the  first-in,   first-out  (FIFO)  method  and
              includes materials, labor and manufacturing overhead.

       (c)    Property and Equipment

              Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the assets.

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

              Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares and warrants outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of dilutive common shares and warrants outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of common stock options based on the treasury stock method. No common stock options are considered dilutive in periods, such as the fiscal years ended October 31, 1996 and 1997, in which a loss is reported because all such common equivalent shares are antidilutive. The number of common equivalent shares excluded from the calculation because their effect would have been antidilutive was 604,671 and 1,190,721 and 646,331 for the years ended October 31, 1996, 1997 and 1998, respectively.

              The calculations of basic and diluted weighted average shares outstanding are as follows:

                ------------------October 31--------------------
                                      1996            1997             1998
Basic weighted average shares
outstanding                         2,574,705       2,849,538       2,863,147

Dilutive shares                         -                 -            73,879


Diluted weighted average
shares outstanding                  2,574,705       2,849,538       2,937,026
                                  =============== =============    ===========


(h) Realization of Long-Lived Assets

               In March 1995, the FASB issues SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of. SFAS No. 121 requires the Company to periodically assess the future recovery of the carrying amounts of long-lived assets. Management believes that the recorded value of its long-lived assets are realizable and that no impairment allowance is necessary pursuant to the provisions of SFAS No. 121.

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

              In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The Company does not believe the adoption of this accounting standard will have any impact on the Company's financial position or results of operations.

(3) MERGER WITH CARDIODYNE, INC.

       On October 23, 1995, the Company consummated a merger agreement (the Merger) with CardioDyne, Inc., a development-stage company engaged in the development of products that monitor blood pressure. In addition to receiving shares of Luxtec common stock, shareholders of CardioDyne, Inc. are entitled to certain earnout payments based on the performance of products and agreements incorporating technology previously developed by CardioDyne, Inc., as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne, Inc. shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues from product and license agreements, respectively, which incorporate technology previously developed by CardioDyne, Inc. Such earnout payments shall become payable 90 days after the end of the Company's fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as an additional purchase price when paid. No earnout payments were required during fiscal 1996, 1997 or 1998.

       At October 31, 1998, the level of CardioDyne inventory is significantly in excess of the Company's current year sales of its products. Management has developed a strategy to reduce this inventory to desired levels during fiscal 1999 and believes no loss will be incurred on its disposition.

(4)    INVENTORIES

       Inventories consisted of the following at October 31, 1997 and 1998:

                                         1997              1998

        Raw material             $     1,357,761  $     1,580,002
        Work-in-process                  318,312          352,464
        Finished goods                   851,236          616,778
                                   ---------------  ---------------
                                 $     2,527,309  $     2,549,244
                                   ===============  ===============

(5)    PROPERTY AND EQUIPMENT

       Property and equipment and their respective useful lives are as follows at October 31, 1997 and 1998:

                               Estimated Useful         1997             1998
                                      Lives
Machinery and equipment        5-10 years    $     1,675,878   $     1,737,103
Molds and tooling                 5 years            221,818           248,893
Furniture and fixtures           10 years            342,753           348,262
Leasehold improvements       Life of lease           236,242           236,243
                                              ---------------   ---------------
                                             $     2,476,691   $     2,570,501
                                              ===============   ===============

(6)    ACCRUED EXPENSES

       Accrued expenses consisted of the following at October 31, 1997 and 1998:

                                                     1997              1998

Accrued payroll and related expenses          $     220,713    $     282,879
Other accrued expenses                              258,218          428,866
                                            ---------------  ---------------
                                              $     478,931    $     711,745
                                              =============    =============

(7)    INCOME TAXES

       As of October 31, 1998, the Company had available net operating loss carryforwards of approximately $2,034,000, research and development credit carryforwards of approximately $175,000, and general business credit carryforwards of approximately $25,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2012 and are subject to review and possible adjustment by the Internal Revenue Service. The Tax Reform Act of 1986 limits a corporation's ability to utilize certain net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50%, as defined.

       The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax liability is measured by the enacted tax rates that will be in effect when any differences between the financial statement and tax bases of assets and liabilities reverse.

       The components of the net deferred tax amount recognized in the accompanying consolidated balance sheets are set forth below:

                                                    1997               1998

Deferred tax assets                         $     1,353,000  $     1,284,000
Deferred tax liabilities                                  -                -
Valuation allowance                              (1,353,000)      (1,284,000)
                                             ---------------  ---------------
                                            $             -  $             -
                                             ===============  ===============

       The appropriate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                    1997               1998

Net operating losses                        $       889,000  $       814,000
Inventory reserve                                    89,000           95,000
Bad debt reserve                                     74,000           34,000
Other temporary differences                         129,000          141,000
Research and development credits                    147,000          175,000
General business credits                             25,000           25,000
                                             ---------------  ---------------
                                            $     1,353,000  $     1,284,000
                                             ===============  ===============

       Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future income tax returns, the Company has placed a valuation allowance against its otherwise recognizable net deferred tax assets.

(8)    DEBT

       (a)   Revolving Credit Line

            The Company has a $2,500,000 revolving line-of-credit agreement with a bank. The maximum amount available to borrow under the line is limited to the lesser of the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank's prime rate (8% at October 31, 1998) plus .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants for the year ended October 31, 1998. At October 31, 1998, availability under the line of credit was approximately $314,000. The line of credit expires on March 31, 1999, unless renewed.

       (b)   Long-Term Debt

            The Company has an equipment facility agreement with a bank. Borrowings bear interest at the bank's base rate (8% at October 31, 1998) plus .5% and are secured by substantially all assets of the Company. No further borrowings are available under this arrangement. At October 31, 1998, the Company had outstanding borrowings of $177,452 under this agreement, repayable as follows:

                       1999                               $        88,726
                       2000                                        88,726
                                                          ---------------
                                                          $       177,452


            On March 31, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8% at October 31, 1998) plus 1.0%. Principal payments are payable in consecutive annual installments beginning on February 8, 1999 and continuing annually thereafter in an amount equal to the lesser of
            (a) $200,000 or (b) the greater of (i) zero and (ii) excess cash flow as defined. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or
            (c) the date of a management change. At October 31, 1998, the Company had outstanding borrowings of $469,250 under this agreement. The Company was in compliance with all covenants at October 31, 1998.

            In connection with the term note agreement, the Company issued warrants to purchase 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. Management has estimated the value of these warrants to be approximately $45,000, which has been recorded as a debt discount (amortized to interest expense over the payment term of 60 months).

(9)    SENIOR SUBORDINATED NOTES AND REDEEMABLE PREFERRED STOCK

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

       On November 14, 1996, the Company exchanged the Senior Subordinated Notes for 10,000 shares of the Company's nonvoting Series A preferred stock, $1.00 par value per share (the Series A Preferred Stock). The Series A Preferred Stock has the following rights and preferences:

         Dividends

         The holders of the Series A Preferred Stock shall be entitled to receive cash dividends of $8.00 per share per annum, payable when, as and if declared by the Board of Directors of the Company. Such dividends on the Series A Preferred Stock shall accrue and be cumulative from the date of issuance. During the years ended October 31, 1997 and 1998, the Company accrued $119,768 and $80,000 of dividends, respectively.

         Liquidation Preference

         Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of all debts and other obligations and liabilities of the Company, the holders of the shares of preferred stock shall be entitled, before any distribution or payment is made upon any common stock, to be paid an amount equal to the redemption price ($100 per share) plus an amount equal to all accrued but unpaid dividends, and the holders of the preferred stock shall not be entitled to any further payment.

         Redemption

         The Company may, at the option of the Company's Board of Directors, redeem part or all of the outstanding shares of the Series A Preferred Stock at any time or times at a redemption price of $100 per share plus accrued but unpaid dividends. However, on January 1, 2001, the Company shall redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share.


(10)    MINORITY INTEREST IN FIBER IMAGING TECHNOLOGIES, INC.

       On June 30, 1998, the Company sold 8,108 shares of FIT common stock to a German-based company, representing a 7.5% ownership interest for $50,025.

(11)   PRIVATE PLACEMENT OF COMMON STOCK

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

(12)   STOCK PLANS

       The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1992 Stock Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee of the Board of Directors (the Compensation Committee), and have terms not to exceed 10 years. In 1996, the Company's Board of Directors adopted an amendment to the Company's 1992 Stock Plan. The amendment to the 1992 Stock Plan (i) increased from 300,000 to 400,000 the number of shares authorized for issuance under the plan and (ii) limits to 100,000 the maximum number of shares of common stock with respect to which options may be granted to any employee in any calendar year.

       On April 21, 1994, the Board of Directors approved the 1993 Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1993 Plan were 11,952 and 9,311 in 1997 and 1998, respectively.

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

       The following schedule summarizes the stock option and warrant activity for the three years ended October 31, 1998:


                           Number of Shares   Option Price Per  Weighted Average
                                                   Share           Option Price



Outstanding at October 31, 1995    310,000        1.25 -   4.63           3.46
  Granted                          913,571        2.75 -   6.00           4.30
  Exercised                         (1,500)           1.63                1.63
                              ---------------   -----------------   ------------

Outstanding at October 31, 1996   1,222,071       1.25 -  6.00           4.08
   Granted                          178,200       2.63 -  6.00           4.05
   Cancelled                        (40,050)      1.25 -  4.63           3.25
                              ---------------   -----------------   ------------
Outstanding at October 31, 1997   1,360,221       1.25  - 6.00         $ 4.10
   Granted                           31,400           2.44               2.44
   Cancelled                         (7,300)      2.44 -  3.56           3.03
  Exercised                          (4,790)      1.63 -  3.56           2.39
                                --------------  ------------------  ------------
Outstanding at October 31, 1998    1,379,53  $    1.25-$  6.00         $ 4.08
                                ==============  =================      ======

Exercisable at October 31, 1998   1,140,645  $    1.25-$  6.00         $3.98
                              ==============    =================      ======

       As of October 31, 1997 and 1998, 600,000 shares of common stock have been reserved for issuance under the Company's stock option plans.

       On June 18, 1998, the Board of Directors of FIT approved the 1998 Stock Option Plan (the 1998 Plan) whereby FIT has reserved and may issue up to an aggregate of 50,000 shares of common stock. The 1998 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1998 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of FIT's common stock on the date of grant. Non qualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1998 Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee and have terms not to exceed ten years.

       The following schedule summarizes the stock option activity under the 1998 plan for the year ended October 31, 1998:
                                                                     Weighted
                           Number of Shares     Option Price     Average Option
                                                 Per Share             Price
Outstanding at October 31, 1997      -             $    -           $     -
   Granted                       20,000              6.17               6.17
                                 ------            -------           --------

Outstanding at October 31, 199   20,000              6.17               6.17
                                 ======             ======          =========

Exercisable at October 31, 1998  10,000           $  6.17          $    6.17
                                 ======            =======          =========


               In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of income or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1996, 1997 and 1998 using the Black-Scholes option pricing model prescribed by SFAS No.
          123. The weighted average assumptions are as follows:

                                           1997            1997           1998

 Risk free interest rate                   6.18%           7.00%          4.35%
 Expected dividend yield                      -               -              -
 Expected lives                          10 years        10 years       10 years
 Expected volatility                         18%             41%            85%
 Weighted average value of grants           1.60            1.86           3.89
 Weighted average remaining
 contractual life of options
outstanding                                  5.2             4.7            3.9

       The total value of options granted during the fiscal years ended October 31, 1996, 1997 and 1998 was computed as approximately $87,000, $158,000 and $108,000, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and income (loss) per share would have been the following pro forma amounts:

                                                      For the Years Ended October 31,
                                                   1996             1997              1998

Pro forma net (loss) income                   $     (657,676)   $     (630,408)  $       77,183
                                              ==============    ==============   ==============

Pro forma net (loss) income per share-
     Basic                                       $  (.26)          $  (.22)         $      .03
                                                 =======         ==========         ===========
     Diluted                                     $  (.26)          $  (.22)         $      .03
                                                 =======           =======          ===========


(13)   COMMITMENTS

       The Company has noncancelable operating lease commitments that consist principally of rentals of facilities and machinery. Its manufacturing and office facilities are leased with a termination date of September 30, 1998. The Company is currently in the process of renegotiating this lease agreement and is occupying the facilities under a tenancy at will.

       The future minimum operating lease payments over their remaining terms are as follows:

        Fiscal Year                                           Amount

        1999                                              $     201,640
        2000                                                    174,759
        2001                                                     18,097
                                                        ---------------

                 Total minimum lease payments             $     394,496
                                                          =============

     Rent expense charged to operations for operating leases was approximately $142,000, $169,000 and $170,000 in fiscal year 1996, 1997 and 1998, respectively.

(14)   BUSINESS SEGMENT AND EXPORT SALES

       The Company operates in one business segment: the manufacture, sale and distribution of a wide range of medical products using fiber optics.

       The Company operates from one location in the United States. Sales for this operation totaled the following:

        Geographic Destination               For the Years Ended October 31,
                                             1996          1997          1998

        Domestic                              84  %         84  %         81  %
        Europe                                 9             8            14
        All others                             7             8             5
                                            -------       -------       -------

                                             100  %        100  %        100  %

                                            =======       =======       =======




(15)   SIGNIFICANT CUSTOMERS/RELATED PARTY

       One customer, the president of which is a member of the Company's Board of Directors, accounted for 12%, 14% and 13% of net revenues in fiscal 1996, 1997 and 1998, respectively and 20% of the Company's accounts receivable at the end of fiscal 1998. Another customer accounted for 14% of the Company's accounts receivable at the end of fiscal 1998.

(15)   401(k) RETIREMENT PLAN

       The Company maintains a qualified 401(k) retirement plan. The plan covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. The 401(k) plan provides for an optional company contribution for any plan year at the Company's discretion. The Company contributed and charged to operations $13,536, $18,397 and $17,576 for the years ended October 31, 1996, 1997 and 1998, respectively.

                                    LUXTEC CORPORATION
                                     October 31, 1998

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

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Corporation. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. (SSI), a surgical distributor in ten
(10) southeastern states. SSI is the largest single customer of the Corporation, representing approximately 13% of net revenues during fiscal 1998. SSI and Luxtec operate at arms' length with a contract substantially the same as the other domestic distributors of the Corporation's products. The Corporation expects that SSI will represent approximately the same percentage of net revenues during fiscal 1999 as occurred during fiscal 1998.

                                   LUXTEC CORPORATION
                                    October 31, 1998


                                       PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. Consolidated Financial Statements

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of October 31, 1997 and October 31, 1998.

     Consolidated Statements of Operations for the years ended October 31, 1996, October 31, 1997 and October 31, 1998.

     Consolidated Statements of Stockholders' Equity for the years ended October 31, 1996, October 31, 1997 and October 31, 1998.

     Consolidated Statements of Cash Flows for the years ended October 31, 1996, October 31, 1997 and October 31, 1998.

     Notes to Consolidated Financial Statements

  2. Financial Statement Schedules

         No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.


                                                  LUXTEC CORPORATION
                                                   October 31, 1998
3. Exhibits
Exhibit    Description                                                                Designation
-------    -----------                                                                 -----------
2A         Merger Agreement                                                               2A****
3A         Articles of Organization                                                       3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                     3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                     3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                     3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                   3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                   3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                 3G
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,    3H
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                3I*********
3J         Certificate of Correction dated October 4, 1996                                3J*********
3K         By-Laws                                                                        3K*
4A         Specimen of Stock Certificate                                                  4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between          4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995          4C*******
           in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between the                     4D*******
           Company and GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the             4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester,  MA                                       10L*****
10N        Employment  Agreement with James Hobbs                                         10N**
10O        Luxtec  Corporation  1992 Stock Plan                                           10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee  Directors          10P****
10Q        Bank Agreement                                                                 10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company            10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of          10S*******
           December 18, 1995, in the name of GMMI
10T        Form of Subscription Agreement and Letter of Investment Intent                 10T********
           between the Purchaser named therein and the Company


                                                  LUXTEC CORPORATION

                                                   October 31, 1998

3. Exhibits (Continued)
Exhibit    Description                                                                   Designation
-------    -----------                                                                   -----------
10U        Warrant Agreement made as of June 3, 1996, between the                        10U********
           Company and the Purchasers (as defined therein)
10V        Form of Warrant                                                               10V********
21         Luxtec Subsidiaries                                                           21
23         Consent of Independent Public Accountants                                     23
27         Financial Data Schedule                                                       27

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

*******Previously  filed as exhibit to the  Corporation's  Proxy Statement date
       June 21, 1996.

********Previously filed as exhibits to the Corporation's Report on Form 10-Q for quarter ended July 31, 1996.

*********Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1996.

                                 LUXTEC CORPORATION
                                   October 31, 1998

     3. Exhibits (Continued)

         (b) Reports on Form 8-K:

              None.

         (c)  Exhibits.

              The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

         (d)  Financial Statement Schedules.

              None.

                                   LUXTEC CORPORATION
                                    October 31, 1998

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 29th day of January 1999.

                                             LUXTEC CORPORATION


                                            by_______________________________
                                            James W. Hobbs, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


Signature                            Title                                   Date


                                    President, Chief                     January 22, 199
James W. Hobbs                      Executive Officer, Director


                                    Chief Financial Officer,             January 22, 1999
Samuel M. Stein                     Treasurer, Assistant Clerk


                                    Director                             January 22, 1999
James Berardo


                                    Director                             January 22, 1999
Paul Epstein


                                    Director                             January 22, 1999
James J. Goodman


                                    Director                             January 22, 1999
Patrick G. Phillipps


                                    Director                             January 22, 1999
Thomas J. Vander Salm


                                    Director                             January 22, 1999
Louis C. Wallace



                                Exhibits furnished pursuant to requirements
                                               of FORM 10K
3. Exhibits
Exhibit    Description                                                                         Designation
-------    -----------                                                                         -----------
2A         Merger Agreement                                                                    2A****
3A         Articles of Organization                                                            3A*
3B         Amendment dated March 30, 1982 to Articles of Organization                          3B*
3C         Amendment dated August 9, 1984 to Articles of Organization                          3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                          3D**
3E         Amendment dated October 20, 1995 to Articles of Organization                        3E****
3F         Amendment dated October 20, 1995 to Articles of Organization                        3F****
3G         Amendment dated September 16, 1996 to Articles of Organization                      3G
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,         3H
           dated September 16, 1996
3I         Certificate of Correction dated October 4, 1996                                     3I*********
3J         Certificate of Correction dated October 4, 1996                                     3J*********
3K         By-Laws                                                                             3K*
4A         Specimen of Stock Certificate                                                       4A*
4B         Note Purchase Agreement dated as of December 18, 1995, by and between               4B*******
           the Company and Geneva Middle Market Investors, L.P. (`GMMI')
4C         8% Senior Subordinated Note due June 1, 2001, dated December 18, 1995               4C*******
           in the principal amount of $1,000,000,  made by the Company in favor of GMMI
4D         Rights Agreement made as of December 18, 1995, between                              4D*******
           the Company and GMMI
4E         Registration Rights Agreement made as of June 3, 1996, between the                  4E********
           Company and the Purchasers (as defined therein)
10L        Lease for the premises in Worcester,  MA                                            10L*****
10N        Employment  Agreement with James Hobbs                                              10N**
10O        Luxtec  Corporation  1992 Stock Plan                                                10O**
10P        Luxtec Corporation 1995 Stock Option Plan for Non-Employee  Directors               10P****
10Q        Bank Agreement                                                                      10Q******
10R        Warrant Agreement made as of December 18, 1995, between the Company                 10R*******
           and GMMI
10S        Warrant for 450,000 shares of Common Stock of the Company dated as of               10S*******
           December 18, 1995, in the name of GMMI


                                    Exhibits furnished pursuant to requirements
                                                    of FORM 10K

3. Exhibits  (Continued)
Exhibit    Description                                                                     Designation
10T        Form of Subscription Agreement and Letter of Investment Intent                  10T********
           between the Purchaser named therein and the Company
10U        Warrant Agreement made as of June 3, 1996, between the Company                  10U********
           and the Purchasers (as defined therein)
10V        Form of Warrant                                                                 10V********
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

                                LUXTEC CORPORATION
                                 October 31, 1998

                                    EXHIBIT 21

                      Luxtec Corporation Subsidiaries


1.    Cathtec, Inc., a Massachusetts Corporation.

2.    Fiber Imaging Technologies, Inc., a Massachusetts Corporation.

3.    CardioDyne, Incorporated, a Massachusetts Corporation.

                                EXHIBIT 23


                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the use of our reports and to all references to our Firm included in or made a part of this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-83510, 333-19087 and 333-19107).


                                                    S/Arthur Andersen LLP
                                                    ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 20, 1999

                                                   Federal Identification
                                                    No.       04-2741310

                        The Commonwealth of Massachusetts
                              William Francis Galvin
                          Secretary of the Commonwealth
                One Ashburton Place, Boston, Massachusetts 02108-1512

                                   ARTICLES OF AMENDMENT
                         General Laws, Chapter 156B, Section 72)

We,                 James W. Hobbs                      ,  President,
and                 Justin P. Morreale                  ,  Clerk

of                            Luxtec Corporation
                                              (Exact name of corporation)

located at:            326 Clark Street,  Worcester, Massachusetts  01606
                        (Street address of corporation in Massachusetts)

certify that these Articles of Amendment effecting articles numbered:

                                3, 4
              (Number those articles 1, 2, 3, 4, 5 and/or 6 being amended)

of the Articles of Organization were duly adopted at a meeting held on July 25, 1996, by vote of:

1,695,941   shares of Common Stock   out of 2,449,480      shares outstanding,
                       type, class & series (if any)

            shares of                          out of      shares outstanding,
                        type, class & series (if any)      and

            shares of                          out of      shares outstanding,
                        type, class & series (if any)

being at least a two-thirds of each type, class or series outstanding and entitled to vote thereon and of each type, class or series of stock whose rights are adversely affected thereby:

          VOTED: To amend the Articles of  Organization  of the  Corporation  to authorize 500,000 shares of preferred stock, par value $1.00 per share, with such designations, powers, privileges and rights, and qualifications, limitations and restrictions in respect of each class or series of preferred stock as determined by vote of the Board of Directors or a committee thereof, and to authorize the Board of Directors to issue the preferred stock in such classes or series and to determine the powers, privileges and rights, and the qualifications, limitations and restrictions in respect to each class or series of preferred stock by vote. (See Continuation Page IV attached hereto as Exhibit A)

Note: If the space provided under any article or item on this form is insufficient, additions shall be set forth on one side only of separate 8 1/2 x 11 sheets of paper with a left margin of at least 1 inch. Additions to more than one article may be made on a single sheet so long as each article requiring each addition is clearly indicated.

To change the number of shares and the par value (if any) of any type, class or series of stock which the corporation is authorized to issue, fill in the following:

To total presently authorized is:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCK

--------------------- ----------------------------     ------------------- --------------------------- -----------------
TYPE                  NUMBER OF SHARES                 TYPE                NUMBER OF SHARES            PAR VALUE
--------------------- ----------------------------     ------------------- --------------------------- -----------------
--------------------- ----------------------------     ------------------- --------------------------- -----------------
COMMON:                                                COMMON:                     10,000,000                $.01

--------------------- ----------------------------     ------------------- --------------------------- -----------------
--------------------- ----------------------------     ------------------- --------------------------- -----------------
PREFERRED:                                             PREFERRED:

--------------------- ----------------------------     ------------------- --------------------------- -----------------


Change the total authorized to:

WITHOUT PAR VALUE STOCKS        WITH PAR VALUE STOCK

--------------------- ----------------------------     ------------------- --------------------------- -----------------
TYPE                  NUMBER OF SHARES                 TYPE                NUMBER OF SHARES            PAR VALUE
--------------------- ----------------------------     ------------------- --------------------------- -----------------
--------------------- ----------------------------     ------------------- --------------------------- -----------------
COMMON:                                                COMMON:                     10,000,000                $.01

--------------------- ----------------------------     ------------------- --------------------------- -----------------
--------------------- ----------------------------     ------------------- --------------------------- -----------------
PREFERRED:                                             PREFERRED:                   500,000                 $1.00

--------------------- ----------------------------     ------------------- --------------------------- -----------------


The foregoing amendment(s) will become effective when these Articles of Amendment are filed in accordance with General Laws, Chapter 156B, Section 6 unless these articles specify, in accordance with the vote adopting the amendment, a later effective date not more than thirty days after such filing, in which event the amendment will become effective on such later date.

Later effective date: __________________________

SIGNED UNDER THE PENALTIES OF PERJURY, this 16th day of September, 1996.


/s/ James W. Hobbs                              , President


/s/ Justin P. Morreale                           , Clerk

                        THE COMMONWEALTH OF MASSACHUSETTS


                                ARTICLES OF AMENDMENT
                         (General Laws, Chapter 156B, Section 72)


===============================================================================


                  I hereby approve the within Articles of Amendment, and the filing fee in the amount of $ 600 having been paid, said articles are deemed to have been filed with me this 19th day of September, 1996.



                  Effective Date:








                              WILLIAM FRANCIS GALVIN
                           Secretary of the Commonwealth







                        TO  BE  FILLED  IN  BY   CORPORATION
                        Photocopy of document to be sent to:


                         Victor J. Paci, Esq.
                         Bingham, Dana & Gould LLP
                         150 Federal Street, Boston, MA  02110
                         Telephone: (617) 951-8000

                             The Commonwealth of Massachusetts
                                 William Francis Galvin
                              Secretary of the Commonwealth
                     One Ashburton Place, Boston, Massachusetts 02108


                                                         Federal Identification
                                                         No. 04-2741310


                CERTIFICATE OF VOTE OF DIRECTORS ESTABLISHING
                           A SERIES OF A CLASS OF STOCK

                      General Laws, Chapter 156B, Section 26


We                     James W. Hobbs, President and
                       Justin P. Morreale, Clerk


                              Luxtec Corporation
                             (Name of Corporation)

located at 326 Clark Street,  Worcester, Massachusetts  01606

do hereby certify that by unanimous written consent in lieu of a meeting of the directors of the corporation dated as of May 31, 1996, the following vote establishing and designating a series of a class of stock and determining the relative rights and preferences thereof was duly adopted:


          VOTED: That, subject to obtaining the requisite approval of the Amendment by stockholders of the Corporation and pursuant to the authority vested in the Board of Directors by Article IV of the Charter, as amended by the Amendment, a series of preferred stock, par value $1.00 per share, be and hereby is established and designated as Series A Preferred Stock, consisting of 10,000 shares, with, in addition to any set forth in the Charter, such designations, powers, privileges and rights, and qualifications, limitations and restrictions in respect thereof as contained in the Certificate of Vote of Directors Establishing A Series of a Class of Stock (the "Directors Certificate"), substantially in the form attached hereto as Exhibit B; and that the form of Directors Certificate attached hereto as Exhibit B be, and the same hereby is, adopted and approved by the Board of Directors of the Corporation.

                (See Continuation Page 2 attached as Exhibit B hereto)




Note: Votes for which the space provided above is not sufficient should be set out on continuation sheets to be numbered 2A, 2B, etc. Continuation sheets must have a left-hand margin 1 inch wide for binding and shall be 8 1/2" x 11". Only one side should be used.

IN WITNESS WHEREOF AND UNDER THE PENALTIES OF PERJURY, we have signed our names this 16th day of September, in the year 1996.


/s/ James W. Hobbs                                   President


/s/ Justin P. Morreale                               Clerk

                         THE COMMONWEALTH OF MASSACHUSETTS


                        Certificate of Vote of Directors Establishing
                               A Series of a Class of Stock

                         (General Laws, Chapter 156B, Section 26)


                           I hereby  approve  the within  certificate  and,  the
                  filing fee in the amount of $ 100 having been paid, said certificate is hereby filed this 19th day of September, 1996.





                                    William Francis Galvin
                                 Secretary of the Commonwealth













                             TO BE FILLED IN BY CORPORATION

                          PHOTOCOPY OF CERTIFICATE TO BE SENT

                  TO:

                                    Victor J. Paci, Esq.
                                    Bingham, Dana & Gould
                                    150 Federal Street, Boston, MA  02110
                                    Telephone: (617) 951-8000

                                                                    EXHIBIT A

                                  ARTICLES OF AMENDMENT
                                           to
                                 ARTICLES OF ORGANIZATION
                                           of
                                    LUXTEC CORPORATION

                                  Continuation Sheet VI


                                         ARTICLE VI


         Other lawful provisions, if any, for the conduct and regulation of business and affairs of the corporation, for its voluntary dissolution, or for limiting, defining, or regulating the powers of the corporation, or of its directors or stockholders, or of any class of stockholders: (If there are no provisions state "None".)

         1. No director shall be personally liable to the corporation or to any of its stockholders for monetary damages for any breach of fiduciary duty by such director as a director notwithstanding any provision of law imposing such liability; provided, however, that, to the extent required from time to time by applicable law, this provision shall not eliminate the liability of a director, to the extent such liability is provided by applicable law, (a) for any breach of the director's duty of loyalty to the corporation or its stockholders, (b) for acts or omissions not in good faith which involve intentional misconduct or a knowing violation of law, (c) under Section 61 or Section 62 of the Business Corporation Law of The Commonwealth of Massachusetts, or (d) for any transaction from which the director derived an improper personal benefit. No amendment to or repeal of this Article VI-A shall apply to or have any effect on the liability or alleged liability of any director for or with respect to any acts or omissions of such director occurring prior to the effective date of such amendment or repeal.

      2.  Indemnification.

                  2.1. Right to Indemnification. The corporation shall indemnify and hold harmless each person who was or is a party or is threatened to be made a party to or is otherwise involved in any threatened, pending or completed action, suit, proceeding or investigation, whether civil, criminal or administrative (a "Proceeding"), by reason of being, having been or having agreed to become, a director or officer of the corporation, or serving, having served or having agreed to serve, at the request of the corporation, as a director or officer of, or in a similar capacity with, another organization or in any capacity with respect to any employee benefit plan (any such person being referred to hereafter as an "Indemnitee"), or by reason of any action alleged to have been taken or omitted in such capacity, against all expense, liability and loss (including without limitation reasonable attorneys' fees, judgments, fines, "ERISA" excise taxes or penalties) incurred or suffered by the Indemnitee or on behalf of the Indemnitee in connection with such Proceeding and any appeal therefrom, unless the Indemnitee shall have been adjudicated in such Proceeding not to have acted in good faith in the reasonable belief that his or her action was in the best interest of the corporation or, to the extent such matter relates to service with respect to an employee benefit plan, in the best interests of the participants or beneficiaries of such employee benefit plan. Notwithstanding anything to the contrary in this Article, except as set forth in Section 2.6 below, the corporation shall not indemnify or advance expenses to an Indemnitee seeking indemnification in connection with a Proceeding (or part thereof) initiated by the Indemnitee, unless the initiation thereof was approved by the Board of Directors of the corporation.

                  2.2. Settlements. Subject to compliance by the Indemnitee with the applicable provisions of Section 2.5 below, the right to indemnification conferred in this Article shall include the right to be paid by the corporation for amounts paid in settlement of any such Proceeding and any appeal therefrom, and all expenses (including attorneys' fees) incurred in connection with such settlement, pursuant to a consent decree or otherwise, unless it is held or determined pursuant to Section 2.5 below that the Indemnitee did not act in good faith in the reasonable belief that his or her action was in the best interest of the corporation or, to the extent such matter relates to service with respect to an employee benefit plan, in the best interests of the participants or beneficiaries of such employee benefit plan.

                  2.3.  Notification and Defense of Proceedings.  The Indemnitee
         shall  notify  the   corporation  in  writing  as  soon  as  reasonably
         practicable of any Proceeding involving the Indemnitee for which indemnity or advancement of expenses is intended to be sought. Any omission so to notify the corporation shall not relieve it from any liability that it may have to the Indemnitee under this Article unless, and only to the extent that, such omission results in the forfeiture of substantive rights or defenses by the corporation. With respect to any Proceeding of which the corporation is so notified, the corporation shall be entitled, but not obligated, to participate therein at its own expense and/or to assume the defense thereof at its own expense, with legal counsel reasonably acceptable to the Indemnitee, except as provided in the last sentence of this Section 2.3. After notice from the corporation to the Indemnitee of its election so to assume such defense (subject to the limitations in the last sentence of this
         Section 2.3), the corporation shall not be liable to the Indemnitee for any fees and expenses of counsel subsequently incurred by the Indemnitee in connection with such Proceeding, other than as provided below in this Section 2.3. The Indemnitee shall have the right to employ his or her own counsel in connection with such Proceeding, but the fees and expenses of such counsel incurred after notice from the corporation of its assumption of the defense thereof at its expense with counsel reasonably acceptable to Indemnitee shall be at the expense of the Indemnitee unless (i) the employment of counsel by the Indemnitee at the corporation's expense has been authorized by the corporation, (ii) counsel to the Indemnitee shall have reasonably concluded that there may be a conflict of interest or position on any significant issue between the corporation and the Indemnitee in the conduct of the defense of such action or (iii) the corporation shall not in fact have employed counsel reasonably acceptable to the Indemnitee to assume the defense of such Proceeding within a reasonable time after receiving notice thereof, in each of which cases the fees and expenses of counsel for the Indemnitee shall be at the expense of the corporation, except as otherwise expressly provided by this Article. The corporation shall not be entitled, without the consent of the Indemnitee, to assume the defense of any Proceeding brought by or in the right of the corporation or as to which counsel for the Indemnitee shall have reasonably made the conclusion provided for in clause (ii) above.

                  2.4.  Advancement  of Expenses.  Except as provided in Section
         2.3 of this Article, as part of the right to indemnification granted by this Article, any expenses (including attorneys' fees) incurred by an Indemnitee in defending any Proceeding within the scope of Section 2.1 of this Article or any appeal therefrom shall be paid by the corporation in advance of the final disposition of such matter, provided, however, that the payment of such expenses incurred by an Indemnitee in advance of the final disposition of such matter shall be made only upon receipt of a written undertaking by or on behalf of the Indemnitee to repay all amounts so advanced in the event that it shall ultimately be determined that the Indemnitee is not entitled to be indemnified by the corporation as authorized by Section 2.1 or Section
         2.2 of this Article. Such undertaking need not be secured and shall be accepted without reference to the financial ability of the Indemnitee to make such repayment. Such advancement of expenses shall be made by the corporation promptly following its receipt of written requests therefor by the Indemnitee, accompanied by reasonably detailed documentation, and of the foregoing undertaking.

                  2.5. Certain Presumptions and Determinations. If, in a Proceeding brought by or in the right of the corporation, a director or officer of the corporation is held not liable for monetary damages, whether because that director or officer is relieved of personal liability under the provisions of Section 1 of this Article or otherwise, that director or officer shall be deemed to have met the standard of conduct set forth in Section 2.1 and thus to be entitled to be indemnified by the corporation thereunder. In any adjudicated Proceeding against an Indemnitee brought by reason of the Indemnitee's serving, having served or agreed to serve, at the request of the corporation, an organization other than the corporation in one or more of the capacities indicated in Section 2.1, if the Indemnitee shall not have been adjudicated not to have acted in good faith in the reasonable belief that the Indemnitee's action was in the best interest of such other organization, the Indemnitee shall be deemed to have met the standard of conduct set forth in Section 2.1 and thus be entitled to be indemnified thereunder. An adjudication in such a Proceeding that the Indemnitee did not act in good faith in the reasonable belief that the Indemnitee's action was in the best interest of such other organization shall not create a presumption that the Indemnitee has not met the standard of conduct set forth in Section 2.1. In order to obtain indemnification of amounts paid in settlement pursuant to Section 2.2 of this Article, the Indemnitee shall submit to the corporation a written request, including in such request such documentation and information as is reasonably available to the Indemnitee and is reasonably necessary to determine whether and to what extent the Indemnitee is entitled to such indemnification. Any such indemnification under Section 2.2 shall be made promptly, and in any event within 60 days after receipt by the corporation of the written request of the Indemnitee, unless a court of competent jurisdiction holds within such 60-day period that the Indemnitee did not meet the standard of conduct set forth in Section 2.2 or the corporation determines, by clear and convincing evidence, within such 60-day period that the Indemnitee did not meet such standard. Such determination shall be made by the Board of Directors of the corporation, based on advice of independent legal counsel (who may, with the consent of the Indemnitee, be regular legal counsel to the corporation). The corporation and the directors shall be under no obligation to undertake any such determination or to seek any ruling from any court.

                  2.6.  Remedies.  The right to  indemnification  or advances as granted by this Article shall be enforceable by the Indemnitee in any court of competent jurisdiction if the corporation denies such a request, in whole or in part, or, with respect to indemnification pursuant to Section 2.2, if no disposition thereof is made within the 60-day period referred to above in Section 2.5. Unless otherwise provided by law, the burden of proving that the Indemnitee is not entitled to indemnification or advancement of expenses under this Article shall be on the corporation. Neither absence of any determination prior to the commencement of such action that indemnification is proper in the circumstances because the Indemnitee has met any applicable standard of conduct, nor an actual determination by the corporation pursuant to Section 2.5 that the Indemnitee has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the Indemnitee has not met the applicable standard of conduct. The Indemnitee's expenses (including reasonable attorneys' fees) incurred in connection with successfully establishing his or her right to indemnification, in whole or in part, in any such Proceeding shall also be paid by the corporation.

                  2.7.  Contract  Right;  Subsequent  Amendment.  The  right  to indemnification and advancement of expenses conferred in this Article shall be a contract right. No amendment, termination or repeal of this Article or of the relevant provisions of Chapter 156B of the Massachusetts General Laws or any other applicable laws shall affect or diminish in any way the rights of any Indemnitee to indemnification or advancement of expenses under the provisions hereof with respect to any Proceeding arising out of or relating to any action, omission, transaction or facts occurring prior to the final adoption of such amendment, termination or repeal, except with the consent of the Indemnitee.

                  2.8. Other Rights. The indemnification and advancement of expenses provided by this Article shall not be deemed exclusive of any other rights to which an Indemnitee seeking indemnification or advancement of expenses may be entitled under any law (common or statutory), agreement or vote of stockholders or directors or otherwise, both as to action in his or her official capacity and as to action in any other capacity while holding office for the corporation, and shall continue as to an Indemnitee who has ceased to be a director or officer, and shall inure to the benefit of the estate, heirs, executors and administrators of the Indemnitee. Nothing contained in this Article shall be deemed to prohibit, and the corporation is specifically authorized to enter into, agreements with any Indemnitee providing indemnification rights and procedures different from those set forth in the Article.

                  2.9. Partial Indemnification. If an Indemnitee is entitled under any provision of this Article to indemnification by the corporation for some or a portion of the expenses (including attorneys'
         fees), judgments, fines or amounts paid in settlement actually and reasonably incurred by the Indemnitee or on his or her behalf in connection with any Proceeding and any appeal therefrom but not, however, for the total amount thereof, the corporation shall nevertheless indemnify the Indemnitee for the portion of such expenses (including attorneys' fees), judgments, fines or amounts paid in settlement to which the Indemnitee is entitled.

                  2.10. Insurance. The corporation may purchase and maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another organization or employee benefit plan against any expense, liability or loss incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under Chapter 156B of the Massachusetts General Laws.

                  2.11. Merger or Consolidation. If the corporation is merged into or consolidated with another corporation and the corporation is not the surviving corporation, the surviving corporation shall assume the obligations of the corporation under this Article with respect to any Proceeding arising out of or relating to any action, omission, transaction or facts occurring on or prior to the date of such merger or consolidation.

                  2.12.  Savings  Clause.  If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify and advance expenses to each Indemnitee as to any expenses (including attorneys' fees), judgments, fines and amounts paid in settlement in connection with any Proceeding, including an action by or in the right of the corporation, to the fullest extent permitted by any applicable portion of this Article that shall not have been invalidated and to the fullest extent permitted by applicable law.

                  2.13. Subsequent Legislation. If the Massachusetts General Laws are amended after adoption of this Article to expand further the indemnification permitted to Indemnitees, then the corporation shall indemnify such persons to the fullest extent permitted by the Massachusetts General Laws as so amended.

                  2.14. Indemnification of Others. The corporation may, to the extent authorized from time to time by its Board of Directors, grant indemnification rights to employees or agents of the corporation or other persons serving the corporation who are not Indemnitees, and such rights may be equivalent to, or greater or less than, those set forth in this Article.

      3. Meeting of the stockholders of the corporation may be held anywhere in the United States.

      4. The directors may make, amend, or repeal the By-Laws in whole or in part except with respect to any provision thereof which by law or the By-Laws requires action by the stockholders.

      5. The corporation may be a partner in any business enterprise which the corporation would have power to conduct by itself.

         6. The corporation may at any time enter into agreements to redeem an/or redeem its outstanding stock from any stockholder or stockholders without having to extend the same offer to its other stockholders.

                                                                     EXHIBIT B

                             LUXTEC CORPORATION

                 TERMS, RIGHTS, PREFERENCES AND PRIVILEGES OF

                  SERIES A PREFERRED STOCK, $1.00 PAR VALUE

                            CONTINUATION PAGE 2


      The following is a description of the Series A Preferred Stock of Luxtec Corporation (the Company") and a statement of the preferences, qualifications, privileges, limitations, restrictions, and other special or relative rights granted to or imposed upon the shares of such class:

      Series A Preferred Stock.

      (a)  Designation: Number of Shares.

      There is hereby established a series of Preferred Stock consisting of 10,000 shares of Preferred Stock par value $1.00 per share and the designation of such series shall be "Series A Preferred Stock" (the "Preferred Stock")

      (b)  Voting.

      Except  as  otherwise   provided  by  the  laws  of  The  Commonwealth  of
Massachusetts, and except as hereinafter provided, the holders of shares of Preferred Stock shall have no right to vote with respect to any matters to be voted on by the stockholders of the Company, nor to take any action in meetings with respect to any such matters.

      (c)  Dividends.

      The holders of record of shares of the Preferred Stock shall be entitled to receive cash dividends, when, as and if declared by the Board of Directors out of assets which are legally available for the payment of such dividends, at the annual rate of $8.00 per share of Preferred Stock, and no more, payable quarterly on the last day of January, April, July and October in each year. Dividends shall be cumulative and will accrue on each share of Preferred Stock from the date of issue thereof, whether or not declared by the Board of Directors. Dividends payable on the Preferred Stock for any period less than a full quarter shall be computed on the basis of the actual number of days elapsed and a 360-day year, consisting of four 90-day quarters.

      (d)  Redemption.

           (i) Redemption Price. The Preferred Stock shall be redeemable as hereinafter provided, upon notice given as hereinafter provided, by paying for each share in cash the sum of $100 (the "Redemption Price"). Not less than 10 days' prior written notice shall be given by mail, postage prepaid, to the holders of record of the Preferred Stock to be redeemed, such notice to be addressed to each such stockholder at its post office address as shown by the records of the Company. Said notice shall specify the place at which and the date, which date shall be a business day, on which the shares called for redemption will be redeemed and shall specify the shares called for redemption. If such notice of redemption shall have been duly given and if on or before the redemption date specified in such notice the funds necessary for such redemption shall have been set aside so as to be and continue to be available therefor, then, notwithstanding that any certificate for shares so called for redemption shall not have been surrendered for cancellation, after the close of business on such redemption date, the shares so called for redemption shall no longer be deemed outstanding, the dividends thereon shall cease to accrue, and all rights with respect to shares so called for redemption, including the rights, if any, to receive notice and to vote, shall forthwith after the close of business on such redemption date cease and determine, except only the right of the holders thereof to receive the amount payable upon redemption thereof, without interest. Subject to the provisions hereof, the Board of Directors shall have authority to prescribe the manner in which the Preferred Stock shall be redeemed from time to time.

           (ii) Shares to be Redeemed. In case of the redemption of only a part of the outstanding shares of the Preferred Stock, all shares of Preferred Stock to be redeemed shall be selected pro rata there shall be so redeemed from each registered holder in whole shares, as nearly as practicable to the nearest share, that proportion of all of the shares to be redeemed which the number of shares held of record by such holder bears to the total number of shares of Preferred Stock at the time outstanding.

           (iii) All Past Dividends Must Be Paid Prior to Redemption. Except with the consent of the holders of all the shares of Preferred Stock at the time outstanding, the Company shall not, and shall not permit any subsidiary to, purchase or redeem shares of the Preferred Stock at the time outstanding unless all dividends on such shares for all past quarterly dividend periods shall have been paid or declared and a sum sufficient for the payment thereof set apart.

           (iv) Required Redemptions. On January 1, 2001, the Company shall redeem, in the manner and with the effect provided in this paragraph, at the Redemption Price of all shares of Preferred Stock as shall then remain outstanding, or at such other time or times as may be provided for in the Note Purchase Agreement dated as of December 18, 1995 between the Company and Geneva Middle Market Investors, L.P.

           (v) Optional Redemptions. The Company at the option of the Board of Directors may redeem, in the manner and with the effect provided in this paragraph, on or at any time or times part or all of the outstanding shares of Preferred Stock at the Redemption Price.

      (e)  Liquidation.

      Upon any liquidation, dissolution or winding up of the Company, after payment or provision for payment of all debts and other obligations and liabilities of the Company, the holders of the shares of Preferred Stock shall be entitled, before any distribution or payment is made upon any Common Stock, to be paid an amount equal to the Redemption Price plus an amount equal to all accrued dividends, and the holders of the Preferred Stock shall not be entitled to any further payment. Upon any such liquidation, dissolution or winding up of the Company, after the holders of the Preferred Stock, at the time outstanding, shall have been paid in full the amounts to which they shall be entitled, the remaining net assets of the Company may be distributed to the holders of Common Stock. If, upon any such liquidation, dissolution or winding up of the Company, the assets of the Company distributable as aforesaid among the holders of the Preferred Stock at the time outstanding shall be insufficient to permit the payment to them of the full preferential amounts to which they are entitled, then the entire assets of the Company so available for distribution shall be distributed ratably among the holders of the Preferred Stock at the time outstanding in proportion to the full preferential amounts to which they are entitled. Written notice of such liquidation, dissolution or winding up, stating a payment date, the amount of the Redemption Price and the place where said sums shall be payable shall be given by mail, postage prepaid, not less than thirty
(30) days prior to the payment date stated therein, to the holders of record of the Preferred Stock, such notice to be addressed to each stockholder at its post office address as shown by the records of the Company. The consolidation or merger of the Company into or with any other corporation or corporations, or the sale or transfer by the Company of all or any part of its assets, or the reorganization or recapitalization of the Company, or the reduction of the capital stock of the Company, shall be deemed to be a liquidation, dissolution or winding up of the Company within the meaning of any of the provisions of this paragraph.

      (f) Restrictions. At any time when shares of Preferred Stock are outstanding, except where the vote or written consent of the holders of a greater number of shares of the Company is required by law or by the Articles of Organization, and in addition to any other vote required by law or the Articles of Organization, without the approval of the holders of at least 60% of the then outstanding shares of Preferred Stock, given in writing or by vote at a meeting, consenting or voting (as the case may be) separately as a class, the Company will not:

           (i) Create or authorize the creation of any additional class or series of shares of stock unless the same ranks equal or junior to the Preferred Stock as to the distribution of assets on the liquidation, dissolution or winding up of the Company, or increase the authorized amount of the Preferred Stock or increase the authorized amount of the Preferred Stock or increase the authorized amount of any additional class or series of shares of stock unless the same ranks equal or junior to the Preferred Stock as to the distribution of assets on the liquidation, dissolution or winding up of the Company, or create or authorize any obligation or security, convertible into shares of the Preferred Stock or into shares of any other class or series of stock unless the same ranks equal or junior to the Preferred Stock as to the distribution of assets on the liquidation, dissolution or winding up of the Company, whether any such creation, authorization or increase shall be by means of amendment to the Articles of Organization or by merger, consolidation or otherwise; or

           (ii) Purchase or set aside any sums for the purchase of, or pay any dividend or make any distribution on, any shares of stock other than the Preferred Stock, except for dividends or other distributions payable on the Common Stock solely in the form of additional shares of Common Stock.