Form 10-Q
period 1999-01-31
LUXTEC CORP /MA/
filed 1999-03-16
CIK 793523

LUXTEC CORPORATION
                                326 CLARK STREET
                               WORCESTER,MA 01606
                                                            MARCH 16,1999
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

GENTLEMEN:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-q.

Sincerely,

LUXTEC CORPORATION

Samuel M. Stein

Samuel M. Stein, Chief Financial Officer





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

     The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 9, 1999, was 2,872,149.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

 Consolidated  Balance Sheets -
 January 31, 1999 and October 31, 1998                                         3

 Consolidated  Statements of Operations -
 Three months ended January 31, 1999 and January 31, 1998                      4

 Consolidated  Statements of Cash Flows -
 Three months ended January 31, 1999 and January 31, 1998                      5

Notes to Consolidated  Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                     8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                   9

Item 5.    Other Informat                                                      9

Item 6.    Exhibits and Reports on Form 8-K                                   11

Signatures                                                                    12

                               LUXTEC CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                     Assets

                                                                                 January 31,        October 31,
                                                                                     1999               1998
Current Assets:
   Cash                                                                       $        11,091     $        43,698
   Accounts receivable, less reserves of approximately $160,000 and                 2,247,633           2,571,230
     $250,000 in 1999 and 1998, respectively
   Inventories                                                                      2,972,072           2,549,244
   Prepaid expenses and other current assets                                           80,443              55,068

         Total current assets                                                       5,311,239           5,219,240

Property and Equipment, at cost                                                     2,583,421           2,570,501
Accumulated Depreciation and Amortization                                          (2,109,066)         (2,075,345)
         Property and equipment, net                                                  474,355             495,156

Other Assets, net of accumulated amortization of approximately $158,000 and           227,503             244,754
$150,000 in 1999 and 1998, respectively

         Total assets                                                         $     6,013,097     $     5,959,150

                                                 Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit                                                   $     2,315,178     $     2,186,052
   Current portion of equipment facility loan                                          88,726
                                                                                                  88,726
   Accounts payable                                                                   699,489             497,980
   Accrued expenses                                                                   432,517             711,745

         Total current liabilities                                                  3,535,910           3,484,503

Term Note                                                                             469,250             469,250

Equipment Facility Loan, net of current portion                                        76,189              88,726

Minority Interest
                                                                              51,386              51,386

Redeemable Preferred Stock, $1.00 par value:
  Series A Preferred Stock-
  Authorized-500,000 shares
  Issued and outstanding-10,000 shares (at liquidation value)                       1,219,768           1,199,768

Stockholders' Equity:
   Common stock, $.01 par value-
     Authorized-10,000,000 shares
     Issued and outstanding-2,872,149 shares in 1999 and 2,867,592   in 1998           28,721              28,676
   Additional paid-in capital                                                       8,279,699           8,263,018
   Accumulated deficit                                                             (7,647,826)         (7,626,177)

         Total stockholders' equity                                                   660,594             665,517

         Total liabilities and stockholder' equity                           $     6,013,097     $     5,959,150

See Notes to Consolidated  Financial Statements.




                                               LUXTEC CORPORATION
                                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      THREE MONTHS ENDED
                                                                January 31,         January 31,
                                                                   1999                1998
--------------------------------------------------------------------------------------------------

NET SALES                                                  $         2,360,657  $       2,707,525
COST OF SALES                                                        1,356,057          1,619,278
--------------------------------------------------------------------------------------------------
GROSS PROFIT                                                         1,004,600          1,088,246
--------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                                             467,327            534,778
   Research and development                                            109,067            104,852
   General and administrative                                          357,794            377,733
--------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                               934,188          1,017,363
--------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                                  70,412             70,884

OTHER EXPENSES, NET                                                   (54,115)            (62,292)
---------------------------------------------------------------------------------------------------
NET INCOME                                                 $            16,297  $           8,592
==================================================================================================

PREFERRED STOCK DIVIDENDS                                               20,000             22,835

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                           $           (3,703)  $        (14,243)
==================================================================================================

BASIC AND DILUTED LOSS PER SHARE                           $            (0.00)  $          (0.00)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                     2,872,149          2,858,998
==================================================================================================

See Notes to Consolidated  Financial Statements.

                                   LUXTEC CORPORATION
                                         AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             THREE MONTHS ENDED
                                                                     January 31,            January 31,
                                                                         1999                   1998
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                        $          16,297     $            8,592
    Adjustments to reconcile net income to
    net cash used in operating activities -
Depreciation and amortization                                                33,721                 50,134
Provision for uncollectible accounts receivable                              15,000                  6,000
Changes in current assets and liabilities:
     Accounts receivable                                                    308,597                149,609
     Inventories                                                           (422,828)              (328,182)
     Prepaid expenses and other current assets                              (25,375)                (9,113)
     Accounts payable                                                       201,509                167,823
     Accrued expenses                                                      (279,228)              (119,815)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                                      (152,307)               (74,952)
--------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (12,920)               (18,567)
     Decrease in other assets                                                 7,325                   5,895
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                        (5,595)               (12,672)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit                             129,126                  59,987
     Repayments on equipment facility loan                                  (12,537)               (20,220)
     Issuance of common stock under employee stock purchase plan              8,706                   6,145
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   125,295                  45,912
-------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                        (32,607)               (41,712)

CASH, BEGINNING OF PERIOD                                                    43,698                 41,712

CASH, END OF PERIOD                                               $          11,091     $            -
====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                        $          20,000     $           22,835
====================================================================================================================

See Notes to Consolidated  Financial Statements.

                               LUXTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  Basis of Presentation of Consolidated Financial Statements

     The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see Form 10K for the year ending October 31, 1998 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 1999, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                    January 31, 1999          October 31, 1998

         Raw material             $1,785,084                       $ 1,580,002
         Work in process             392,003                           352,464
         Finished goods              794,985                           616,778
         Total                    $2,972,072                      $  2,549,244

3) Debt

     The Company has a $2,500,000 revolving line-of-credit agreement with a bank. The maximum amount available to borrow under the line is limited to the lesser of the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank's prime rate (8% at January 31, 1999) plus .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants for the quarter ended January 31, 1999. At January 31, 1999, availability under the line of credit was approximately $185,000. The line of credit expires on March 31, 1999, unless renewed.

     The Company has an equipment facility agreement with a bank. Borrowings bear interest at the bank's base rate (8% at January 31, 1999) plus .5% and are secured by substantially all assets of the Company. No further borrowings are available under this arrangement. At January 31, 1999, the Company had outstanding borrowings of $164,915 under this agreement.

     On March 31, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8% at January 31, 1999) plus 1.0%. Principal payments are payable in consecutive annual installments beginning before April 30, 1999 and continuing annually thereafter in an amount equal to the lesser of (a) $200,000 or (b) the greater of (i) zero and (ii) excess cash flow as defined. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change. At January 31, 1999, the Company had outstanding borrowings of $469,250 under this agreement. The Company was in compliance with all covenants at January 31, 1999.

                               LUXTEC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


--------------------------------------------------- ---------------------------------
                                                           THREE MONTHS ENDED
--------------------------------------------------- ---------------------------------
--------------------------------------------------- ------------------ --------------
                                                       January 31       January 31
--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------
                                                          1999             1998
--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------

--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------
Basic weighted average shares outstanding                   2,872,149      2,858,998
--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------
Weighted average common equivalent shares                        -                -
--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------
Diluted weighted average shares outstanding                 2,872,149      2,858,998
--------------------------------------------------- ------------------ --------------
--------------------------------------------------- ------------------ --------------

--------------------------------------------------- ------------------ --------------

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

RESULTS OF OPERATIONS

     Net sales for the three months ended January 31, 1999 were $2,360,657 compared to $2,707,525 for the same period in fiscal 1998, a decrease of 12.8%. The Company's strategy of shifting sales emphasis from multiple small orders to larger customer partnering relationships has resulted in a transition that affected first quarter results.

     Gross profit was $1,004,600 or 42.6% of net sales for the three months ended January 31, 1999, compared to $1,088,246 or 40.2% of net sales for the same period in fiscal 1998. The higher margin was primarily the result of a favorable mix of product sales during the quarter, when compared to the same quarter last year.

     Selling expenses were $467,327 for the three months ended January 31, 1999, compared to $534,778 for the same period in fiscal 1998, a decrease of 12.6%. The Company has instituted cost containment priorities that have successfully maintained sales and marketing expenditures at 19.8% as a percent of sales in both the current and prior year first quarter periods.

     Research and development expenditures were $109,067 for the three months ended January 31, 1999, compared to $104,852 for the same period in fiscal 1998, an increase of 4.0%. The Company's level of research and development effort on new and improved products has continued at approximately the same level during both the prior year and the current year quarter. Management expects the level of research and development effort for the rest of the fiscal year to increase from the prior year level.

     General and administrative expenses were $357,794 for the three months ended January 31, 1999, compared to $377,733 for the same period in fiscal 1998, for a decrease of 5.3%, reflecting a continuation of cost containment priorities.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1999, the Company had working capital of $1,775,300 compared to $1,734,700 at October 31, 1998. Cash used in operating activities was primarily funded by the line of credit.

     The Company anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its credit arrangement with a bank, although the Company may consider an additional private placement or expansion of its credit facilities in the near future.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      None.


ITEM 5.  Other Information

     When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected t", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to
identify "forward-looking   statements"  within  the  meaning  of  the  Private
Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption "Risk Factors and Cautionary Statements" below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

 Risk Factors and Cautionary Statements

     The Company's revenues and income are derived primarily from the sale of medical devices. The medical device industry is highly competitive. Such competition could negatively impact the Company' market share and therefore reduce the Company's revenues and income.

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

     (b)  Reports on Form 8-K
                No reports on Form 8-K were required to be filed during the quarter ended January 31, 1999.

                               LUXTEC CORPORATION



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                LUXTEC CORPORATION
                                                   (Registrant)







_________________                                    __________________________
 Date                                                Samuel M. Stein
                                                     Chief Financial Officer
                                      (Principal Accounting Officer and Duly
                                       Authorized Executive Officer)