Form 10-K/A
period 1998-10-31
LUXTEC CORP /MA/
filed 1999-04-01
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K/A
                                     Amendment No. 1

     [X]  Annual  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange Act of 1934 for the fiscal year ended October 31, 1998 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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


Documents Incorporated by Reference                          Form 10-K Reference

              None


     The Company's Annual Report on Form 10-K for the year ended October 31, 1998 is hereby amended solely to (i) include the signed Report of Independent Public Accountants, Arthur Andersen LLP, which was inadvertently omitted from the original filing of the Annual Report on Form 10-K on January 22, 1999, (ii) revise disclosure contained in Note 7 of the Notes to Consolidated Financial Statements to indicate the reasons for the provision of a full valuation allowance, and (iii) revising the previous disclosure of $320,000 as the provision for bad debts at October 31, 1997, which should have been shown as $254,000.


 ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

                       LUXTEC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                    Report of Independent Public Accountants


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




                             /s/Arthur Andersen LLP
                               ARTHUR ANDERSEN LLP


Boston, Massachusetts
December 9, 1998



                       LUXTEC CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                     Assets
                                                                                                October 31,

                                                                                             1997              1998
Current Assets:
   Cash                                                                              $        41,712  $        43,698
   Accounts receivable, less reserves of approximately $254,000 and $250,000 in            2,319,945        2,571,230
     1997 and 1998, respectively
   Inventories                                                                             2,527,309        2,549,244
   Prepaid expenses and other current assets                                                  71,191           55,068

         Total current assets                                                              4,960,157        5,219,240

Property and Equipment, at cost                                                            2,476,691        2,570,501

Accumulated Depreciation and Amortization                                                 (1,890,093)      (2,075,345)

         Property and equipment, net                                                         586,598          495,156

Other Assets, net of accumulated amortization of approximately $143,000 and                  255,819          244,754
$109,000 in 1997 and 1998, respectively

         Total assets                                                                $     5,802,574  $     5,959,150

                                         Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit                                                          $     2,082,854  $     2,186,052
   Current portion of equipment facility loan                                                 65,186
                                                                                                      88,726
   Accounts payable                                                                          938,733          497,980
   Accrued expenses                                                                          478,931          711,745

         Total current liabilities                                                         3,565,704        3,484,503

Term Note                                                                                    460,250          469,250

Equipment Facility Loan, net of current portion                                              200,992           88,726

Minority Interest
                                                                                     -                51,386

Commitments (Note 13)

Redeemable Preferred Stock, $1.00 par value:
  Series A Preferred Stock-
  Authorized-500,000 shares
  Issued and outstanding-10,000 shares (at liquidation value)                              1,119,768        1,199,768

Stockholders' Equity:
   Common stock, $.01 par value-
     Authorized-10,000,000 shares
     Issued and outstanding-2,853,491 shares in 1997 and 2,867,592 in 1998                    28,535           28,676
   Additional paid-in capital                                                              8,318,685        8,263,018
   Accumulated deficit                                                                    (7,891,360)      (7,626,177)

         Total stockholders' equity                                                          455,860          665,517

         Total liabilities, redeemable preferred stock  and stockholders' equity     $     5,802,574  $     5,959,150


     The accompanying notes are an integral part of these consolidated financial statements.




                       LUXTEC CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (continued)
                                October 31, 1998


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

     The   components  of  the  net  deferred  tax  amount   recognized  in  the
accompanying consolidated balance sheets are set forth below:

                                                    1997             1998
        Deferred tax assets                $     1,353,000  $     1,284,000
        Deferred tax liabilities                         -                -
        Valuation allowance                     (1,353,000)      (1,284,000)
                                           $             -  $             -

     The appropriate tax effect of each type of temporary difference and carryforward before allocation of the valuation allowance is summarized as follows:

                                                      1997             1998
        Net operating losses                 $       889,000  $       814,000
        Inventory reserve                             89,000           95,000
        Bad debt reserve                              74,000           34,000
        Other temporary differences                  129,000          141,000
        Research and development credits             147,000          175,000
        General business credits                      25,000           25,000
                                             $     1,353,000  $     1,284,000

     The Company has provided a full valuation allowance due to its limited history of profitability. The Company has historically incurred significant operating losses. Although the Company was profitable in fiscal 1998, it cannot predict future profitability with adequate assurance that its tax assets will more likely than not be realized at this time. The Company will periodically reassess its forecast and valuation allowance levels and revise the level of reserve when appropriate.


                               LUXTEC CORPORATION
                                October 31, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Worcester, Commonwealth of Massachusetts, on the 1st day of April, 1999.

                                             LUXTEC CORPORATION

                                             by   /s/James W. Hobbs
                                                James W. Hobbs, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature                Title                                          Date

/s/ James W. Hobbs
James W. Hobbs           President, Chief Executive Officer       April 1, 1999
                         Officer and Director

/s/ Samuel M. Stein
Samuel M. Stein          Chief Financial Officer, Treasurer       April 1, 1999
                         and Assistant Clerk

/s/ James Berardo
James Berardo            Director                                 April 1, 1999

/s/ Paul Epstein
Paul Epstein             Director                                 April 1, 1999

/s/ James J. Goodman
James J. Goodman         Director                                 April 1, 1999

/s/ Patrick G. Phillipps
Patrick G. Phillipps     Director                                 April 1, 1999

/s/ Thomas J. Vander Salm
Thomas J. Vander Salm    Director                                 April 1, 1999

/s/ Louis C. Wallace
Louis C. Wallace         Director                                 April 1, 1999



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



Boston, Massachusetts
April 1, 1999