Form 10-Q
period 1999-04-30
LUXTEC CORP /MA/
filed 1999-06-14
CIK 793523

LUXTEC CORPORATION
                                326 CLARK STREET
                              WORCESTER, MA. 01606
                                                         JUNE 14,1999
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

GENTLEMEN:

Pursuant to the rtequirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-q.

Sincerely,

LUXTEC CORPORATION

Samuel M. Stein

Samuel M. Stein, Chief Financial Officer





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

                                                         OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number:  0-14961B

                               LUXTEC CORPORATION
             (Exact name of registrant as specified in its charter)

                 Massachusetts                                      04-2741310
           (State or other jurisdiction               (I.R.S.Employer
   incorporation or organization)                      Identification No.)

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

     The number of shares outstanding of registrant's common stock, par value $.01 per share, at June 9, 1999, was 2,872,149.

                               LUXTEC CORPORATION


                                TABLE OF CONTENTS

                                                                        Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated Condensed Balance Sheets -
                       April 30, 1999 and October 31, 1998                    3

                     Consolidated Condensed Statements of Operations -
                       Six  months ended April 30, 1999 and April 30, 1998    4

          Consolidated Condensed Statements of Cash Flows -
               Six  months ended April 30, 1999 and April 30, 1998            5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 4.    Submission of matters to a vote of security holders               10

Item 5.    Other Information                                                 10

Item 6.    Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13

                              LUXTEC CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                    Unaudited
                                   Assets                                         April 30,         October 31,
                                                                                     1999               1998
Current Assets:
   Cash                                                                       $        40,366     $        43,698
   Accounts receivable                                                              2,062,278           2,571,230
   Inventories                                                                      3,021,749           2,549,244
   Prepaid expenses and other current assets                                          115,982              55,068

         Total current assets                                                       5,240,375           5,219,240

Property and Equipment, at cost                                                     2,647,960           2,570,501
Accumulated Depreciation and Amortization                                          (2,142,787)         (2,075,345)
         Property and equipment, net                                                  505,173             495,156

Other Assets, net of accumulated amortization                                         224,732             244,754

         Total assets                                                         $     5,970,280     $     5,959,150

                                                 Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit                                                   $     2,171,825     $     2,186,052
   Current portion of equipment facility loan                                          88,726
                                                                                                           88,726
   Accounts payable and accrued expenses                                            1,247,040           1,209,725

         Total current liabilities                                                  3,507,591           3,484,503

Term Note                                                                             469,250             469,250

Equipment Facility Loan, net of current portion                                        48,863              88,726

Minority Interest
                                                                                       51,386              51,386

Redeemable Preferred Stock, $1.00 par value:
  Series A Preferred Stock-
  Authorized-500,000 shares
  Issued and outstanding-10,000 shares (at liquidation value)                       1,239,766           1,199,768

Stockholders' Equity:
   Common stock, $.01 par value-
     Authorized-10,000,000 shares
     Issued and outstanding-2,872,149 shares in 1999 and 2,867,592   in 1998           28,721              28,676
   Additional paid-in capital                                                       8,232,211           8,263,018
   Accumulated deficit                                                             (7,607,508)         (7,626,177)

         Total stockholders' equity                                                   653,424             665,517

         Total liabilities and stockholders' equity                           $     5,970,280     $     5,959,150

See Notes to Consolidated Condensed Financial Statements.



                                            LUXTEC CORPORATION
                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                  Unaudited

                                                  THREE MONTHS ENDED                      SIX MONTHS ENDED
                                              April 30          April 30            April 30         April 30
                                                1999              1998                1999             1998
-----------------------------------------------------------------------------------------------------------------

NET SALES                                $    2,519,214  $        2,893,960    $      4,879,870  $     5,601,485
COST OF SALES                                  1,457,826          1,598,455           2,813,881        3,217,733
                                                                                                  ---------------
------------------------------------------------------------------------------------------------
GROSS PROFIT                                   1,061,388          1,295,505           2,065,988        2,383,752
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                       491,371            535,852             958,697        1,070,630
   Research and development                      149,602            132,781             258,670          237,632
   General and administrative                    368,896            504,059             726,692          881,793
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       1,009,869          1,172,692           1,944,058        2,190,055
-----------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS
                                                  51,519           122,813             121,930          193,697

OTHER EXPENSES, NET                             (49,147)           (70,657)           (103,261)        (132,948)
-----------------------------------------------------------------------------------------------------------------

NET INCOME                                        2,372              52,156             18,669            60,748
PREFERRED STOCK DIVIDENDS                        20,000              22,534             40,000            45,369
-----------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS
                                         $     (17,628)  $           29,622 $         (21,331)   $        15,379
=================================================================================================================

==================================================================================================================
BASIC NET INCOME/(LOSS) PER SHARE
                                         $               $                  $          (0.01)    $          0.01
                                           (0.01)          0.01
==================================================================================================================
DILUTED NET INCOME/(LOSS) PER SHARE
                                         $               $                  $          (0.01)    $          0.01
                                           (0.01)          0.01
==================================================================================================================

==================================================================================================================
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,872,149           2,858,998          2,872,149           2,858,998
===================================================================================================================
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,872,149           2,915,914          2,872,149           2,900,786
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements.








                                        LUXTEC CORPORATION
                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  Unaudited

                                                                                  SIX MONTHS ENDED
                                                                                 April 30,       April 30,
                                                                                    1999           1998
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                                            18,669         60,748
   Adjustments to reconcile net income to
    net cash used in operating activities -
      Depreciation and amortization                                                   67,442        102,633
      Provision for uncollectible accounts receivable                                 30,000         12,000
   Changes in current assets and liabilities:
     Accounts receivable                                                             478,952        165,802
     Inventories                                                                                   (445,724)
                                                                                    (472,505)
     Prepaid expenses and other current assets                                       (60,914)        21,899
     Accounts payable and accrued expenses                                             37,315         9,563
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                    98,959      (133,827)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (77,459)       (41,703)
     Change in other assets                                                            20,022       (19,626)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (57,437)       (61,329)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments of)/borrowings of revolving line of                             126,413
     Repayments on equipment facility loan                                           (39,863)       (39,863)
     Proceeds from common stock sold under employee stock purchase plan                 9,236         6,146
--------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                                  (44,854)        92,696
--------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                  (3,332)       (41,712)

CASH, BEGINNING OF PERIOD                                                             43,698         41,712
                                                                               --------------- --------------

CASH, END OF PERIOD                                                          $                            -
                                                                                      40,366
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                                            40,000  $      45,369
=============================================================================================================

See Notes to Consolidated Condensed Financial Statements.

                               LUXTEC CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                    Unaudited

1)  Basis of Presentation of Consolidated Financial Statements

     The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the six months ended April 30, 1999, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                 April 30, 1999                      October 31, 1998

         Raw material                                $ 2,151,624                       $ 1,580,002
         Work in process                                 382,984                           352,464
         Finished goods                                  487,141                           616,778
         Total                                       $ 3,021,749                       $ 2,549,244

3) Debt

     The Company has a $2,500,000 revolving line-of-credit agreement with a bank. The maximum amount available to borrow under the line is limited to the lesser of the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank's prime rate (7.75% at April 30, 1999) plus .5%. Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with all covenants for the period ended April 30, 1999. At April 30, 1999, availability under the line of credit was approximately
$328,200. On May 22, 1999 the bank renewed the $2,500,000 line-of-credit agreement at a reduced interest rate - the bank's prime rate. The revolving credit agreement expires on March 31, 2001.

     The Company has an equipment facility agreement with a bank. Borrowings bear interest at the bank's base rate (8% at April 30, 1999) plus .5% and are secured by substantially all assets of the Company. At April 30, 1999, the Company had outstanding borrowings of $137,589 under this agreement. On May 22, 1999, the bank increased the amount of borrowings available to the Company to $450,000 and reduced the interest rate to the bank's prime rate plus .25%. The additional availability is to be used to fund the purchases of fixed assets during the fiscal year 1999 period.

     On March 31, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (7.75% at April 30, 1999) plus 1.0%. Principal payments are payable in consecutive monthly installments beginning in May, 1999, and continuing monthly thereafter until the entire principal amount has been repaid. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change. At April 30, 1999, the Company had outstanding borrowings of $469,250 under this agreement. The Company was in compliance with all covenants at April 30, 1999.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4) Earnings per share

     Basic earnings/(loss) per share was determined by dividing net income applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options to the extent their effect is dilutive, based on the treasury stock method. The calculation of diluted earnings per share excludes options to purchase 332,550 shares of common stock and 888,171 warrants, as the effects are antidilutive.

----------------------------------------------------- ----------------------------- -------------------------
                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
----------------------------------------------------- ----------------------------- -------------------------
----------------------------------------------------- ------------ ---------------- ------------ ------------
                                                       April 30       April 30       April 30     April 30
----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------
                                                         1999           1998           1999         1998
----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------

----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------
Basic weighted average shares outstanding               2,872,149        2,858,998    2,872,149    2,858,998
----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------
Weighted average common equivalent shares                  -                56,916       -            41,788
----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------
Diluted weighted average shares outstanding             2,872,149        2,915,914    2,872,149    2,900,786
----------------------------------------------------- ------------ ---------------- ------------ ------------
----------------------------------------------------- ------------ ---------------- ------------ ------------

----------------------------------------------------- ------------ ---------------- ------------ ------------

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

RESULTS OF OPERATIONS

     Net revenues for the three months ended April 30, 1999 were $2,519,214 or 13.0% less than the $2,893,960 reported for the same period in fiscal 1998. For the six months ended April 30, 1999 net revenues decreased 12.9% to $4,879,870 from $5,601,485 reported for the same period last year. The year to date sales decrease of 12.9% was primarily the result of a distributor change in a major market and the temporary financial difficulty of another distributor in the domestic market.

     Cost of sales for the three months ended April 30, 1999 were $1,457,826 or 57.9% of net revenues, compared with $1,598,455 or 55.2% of net revenues for the same period in fiscal 1998. For the six month period ended April 30, 1999, cost of sales was $2,813,881 or 57.7% of net revenues compared with $3,217,733 or 57.4% of net revenues for the same period in fiscal 1998. Cost of sales as a percentage of net revenues were essentially the same during the first two quarters, as compared to the same periods in fiscal 1998.

     Gross profit was $1,061,388 or 42.1% of net revenues for the quarter ended April 30,1999 compared to $1,295,505 or 44.8% of net revenues for the same period in fiscal 1998. For the six month period ended April 30, 1999 gross profit was $2,065,988 or 42.3% compared with $2,383,752 or 42.6% for the same period in fiscal 1998. The margin percentage for the six month period remained approximately the same as the previous year as product costs and the product mix of sales did not change significantly.

     Selling and marketing expenses were $491,371 for the three months ended April 30, 1999 compared to $535,852 for the same period in fiscal 1998, a decrease of 8.3%. For the six month period ended April 30, 1999 selling and marketing expenses were $958,697 compared with $1,070,630 for the same period in fiscal 1998, a decrease of 10.5%. Marketing cost reduction efforts resulted in lower promotion costs during fiscal 1999.

     Research and development expenditures were $149,602 for the three months ended April 30, 1999 compared to $132,781 for the same period in fiscal 1998, an increase of 12.7%. For the six month period ended April 30, 1999 research and development expenditures were $258,670 compared with $237,632 for the same period in fiscal 1998, an increase of 8.9%. The increase for the first half of fiscal 1999 is the result of a continuing effort to improve existing products and introduce new products.

     General and administrative expenses were $368,896 for the three months ended April 30, 1999, compared to $504,059 for the same period in fiscal 1998, representing a decrease of 26.8%. For the six months ended April 30, 1999 general and administrative expenses totaled $726,692 compared to $881,793 during the same period in fiscal 1998, a decrease of 17.6%. The decrease is primarily the result of reduced accruals for variable compensation.

                               LUXTEC CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

     Interest and other expenses were $49,147 for the three months ended April 30, 1999 compared to $70,657 for the same period in fiscal 1998, a decrease of 30.4%. For the six months ended April 30, 1999, interest and other expenses were $103,261 compared to $132,948 for the same period in fiscal 1998, a decrease of 22.3%. The decreases were the result of lower bank charges in fiscal 1999 compared to fiscal 1998, mainly as a result of covenant violations during fiscal 1998 that have not recurred in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1999, the Company had working capital of approximately $1,732,800 compared to working capital of approximately $1,734,700 at October 31, 1998. Cash provided by operating activities was primarily used in the repayment of loans from the bank and the purchases of property and equipment.

     The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional capital.

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 1.  Legal proceedings

      None.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The following matters were submitted to a vote of security holders whether through solicitation of proxies or otherwise, during the second quarter of the Corporation's fiscal year ended October 31, 1999.

      (a)  The Annual Meeting of Stockholders was held on April 22, 1999.

      (b)  Three Class III directors of the Corporation were elected:

                 ------------------------- ------------------------- -----------------------------------
                                                     FOR                          WITHHELD
                 ------------------------- ------------------------- -----------------------------------
                 ------------------------- ------------------------- -----------------------------------
                 James Berardo                    2,179,757                        39,107
                 ------------------------- ------------------------- -----------------------------------
                 ------------------------- ------------------------- -----------------------------------
                 James J. Goodman                 2,179,757                        39,107
                 ------------------------- ------------------------- -----------------------------------
                 ------------------------- ------------------------- -----------------------------------
                 Thomas J. VanderSalm             2,179,757                        39,107
                 ------------------------- ------------------------- -----------------------------------

     The Board of Directors is composed of Mr. Berardo, Mr. Goodman, and Dr. VanderSalm as well as Mr. James W. Hobbs, Mr. Paul Epstein, Mr. Patrick G. Phillipps, and Mr. Louis C. Wallace.

     (c) A proposal to increase the number of shares authorized for issuance under the Company's 1992 Stock Option Plan from 400,000 shares to 500,000 shares was approved. The votes cast were 2,139,596 for the proposal, 67,863 shares were voted against the proposal and 11,405 shares abstained from voting on the proposal.

      (d)   No other matters were voted upon at the meeting.

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

                               LUXTEC CORPORATION


                           PART II. OTHER INFORMATION

ITEM 5.  (Continued)

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

     (b) Reports on Form 8-K No reports on Form 8-K were required to be filed during the quarter ended April 30, 1999.

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