Form 10-Q
period 1999-07-31
LUXTEC CORP /MA/
filed 1999-09-14
CIK 793523

LUXTEC CORPORATION
                                326 CLARK STREET
                              WORCESTER, MA 01606
                                                              SEPTEMBER 14, 1999
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

For the quarterly period ended July 31, 1999

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

     The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 8, 1999, was 2,875,906.









                                                LUXTEC CORPORATION


                                                 TABLE OF CONTENTS

                                                                       Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated Condensed Balance Sheets -
               July 31, 1999 and October 31, 1998                             3

         Consolidated Condensed Statements of Operations -
               Nine and three months ended July 31, 1999 and July 31, 1998    4

          Consolidated Condensed Statements of Cash Flows -
               Nine months ended July 31, 1999 and July 31, 1998              5

          Notes to Consolidated Condensed Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 5.    Other Information                                                 10

Item 6.    Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13














                               LUXTEC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                   Assets                                          July 31,         October 31,
                                                                                     1999               1998

Current Assets:
   Cash                                                                       $        55,932     $        43,698
   Accounts receivable                                                              1,957,955           2,571,230
   Inventories                                                                      2,981,935           2,549,244
   Prepaid expenses and other current assets                                          132,153              55,068

         Total current assets                                                       5,127,975           5,219,240

Property and Equipment, at cost                                                     2,691,515           2,570,501
Accumulated Depreciation and Amortization                                          (2,175,039)         (2,075,345)
         Property and equipment, net                                                  516,476             495,156

Other Assets, net of accumulated amortization                                         211,824             244,754

         Total assets                                                         $     5,856,275     $     5,959,150

                                                                     Liabilities and Stockholders' Equity

Current Liabilities:
   Revolving line of credit                                                   $     2,215,404     $     2,186,052
   Current portion of equipment facility loan                                          88,726              88,726
   Accounts payable and accrued expenses                                            1,402,323           1,209,725

         Total current liabilities                                                  3,706,453           3,484,503

Term Note                                                                             456,000             469,250

Equipment Facility Loan, net of current portion                                       109,982              88,726

Minority Interest                                                                      51,386              51,386


Redeemable Preferred Stock, $1.00 par value:
  Series A Preferred Stock-
  Authorized-500,000 shares
  Issued and outstanding-10,000 shares (at liquidation value)                       1,259,764           1,199,768

Stockholders' Equity:
   Common stock, $.01 par value-
     Authorized-10,000,000 shares
     Issued and outstanding-2,872,149 shares in 1999 and 2,867,592   in 1998           28,721              28,676
   Additional paid-in capital                                                       8,212,213           8,263,018
   Accumulated deficit                                                             (7,968,244)         (7,626,177)

         Total stockholders' equity                                                   272,690             665,517

         Total liabilities and stockholders' equity                           $     5,856,275     $     5,959,150

See Notes to Consolidated Condensed Financial Statements.




                                            LUXTEC CORPORATION

                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                              July 31           July 31             July 31          July 31
                                                1999              1998               1999              1998
-----------------------------------------------------------------------------------------------------------------

NET SALES                                $    2,404,730  $        3,031,903    $     7,284,600   $     8,633,388
COST OF SALES                                  1,539,513          1,736,624          4,353,394         4,954,358
                                                                                                  ---------------
-----------------------------------------------------------------------------------------------
GROSS PROFIT                                     865,217          1,295,279          2,931,206         3,679,030
-----------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                       523,595            526,521          1,482,292         1,597,151
   Research and development                      170,788            147,013            429,458           384,646
   General and administrative                    459,308            479,228          1,186,000         1,361,020
-----------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                       1,153,691          1,152,762          3,097,750         3,342,816
-----------------------------------------------------------------------------------------------------------------

(LOSS)/INCOME
FROM OPERATIONS                                (288,474)            142,517          (166,544)           336,214

OTHER EXPENSES, NET                            (72,263)            (69,484)          (175,524)         (202,433)
-----------------------------------------------------------------------------------------------------------------

NET (LOSS)/INCOME                             (360,737)              73,033          (342,068)           133,781
PREFERRED STOCK DIVIDENDS                        20,000              23,756             60,000            69,125
-----------------------------------------------------------------------------------------------------------------
NET (LOSS)/INCOME APPLICABLE TO COMMON
STOCKHOLDERS
                                         $    (380,737)  $           49,277 $        (402,068)   $        64,656
=================================================================================================================

==================================================================================================================
BASIC NET (LOSS)/INCOME PER SHARE
                                         $       (0.13)  $          0.02    $          (0.14)    $          0.02
==================================================================================================================
DILUTED NET (LOSS)/INCOME PER SHARE
                                         $       (0.13)  $          0.02    $          (0.14)    $          0.02
==================================================================================================================

==================================================================================================================
BASIC WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,875,906           2,867,592          2,873,415           2,858,998
===================================================================================================================
DILUTED WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                                   2,875,906           3,141,425          2,873,415           2,900,786
===================================================================================================================

See Notes to Consolidated Condensed Financial Statements.












                                        LUXTEC CORPORATION

                                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                NINE MONTHS ENDED
                                                                                  July 31,       July 31,
                                                                                    1999           1998
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net (loss)/income                                                            $      (342,068)    $   133,781
  Adjustments to reconcile net (loss)/income to
      net cash provided by operating activities -
         Depreciation and amortization                                                 99,694        153,951
         Provision for uncollectible accounts receivable                               19,081            149
  Changes in current assets and liabilities:
          Accounts receivable                                                         594,194        197,559
          Inventories                                                               (432,691)      (638,762)
          Prepaid expenses and other current assets                                  (77,085)         28,527
          Accounts payable and accrued expenses                                       192,598        290,786
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              53,723        165,991
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                             (121,014)       (70,115)
     Decrease/(increase) in other assets                                               32,930       (24,174)
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (88,084)       (94,289)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings/(payments) on revolving line of credit                             29,352       (10,730)
     Net borrowings/(repayment) of long term debt                                       8,006       (59,794)
     Proceeds from common stock sold under employee
         stock purchase plan                                                            9,237         24,474
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES                                    46,595       (46,050)
--------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                                   12,234         25,652

CASH, BEGINNING OF PERIOD                                                              43,698         41,712
                                                                               --------------- --------------

CASH, END OF PERIOD                                                          $         55,932    $    67,364
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                                   $         60,000  $      69,125
=============================================================================================================

See Notes to Consolidated Condensed Financial Statements

                               LUXTEC CORPORATION

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1)  Basis of Presentation of Consolidated Financial Statements

     The accompanying consolidated condensed financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise of only normal recurring adjustments. Operating results for the nine months ended July 31, 1999, are not necessarily indicative of the results that may be expected for the entire year.

2)  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                    July 31, 1999                  October 31, 1998

         Raw material                                $ 2,251,942                       $ 1,580,002
         Work in process                                 337,831                           352,464
         Finished goods                                  392,162                           616,778
         Total                                       $ 2,981,935                       $ 2,549,244



3) Debt

     The Company has a $2,500,000 revolving line-of-credit agreement with a bank. The maximum amount available to borrow under the line is limited to the lesser of the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank's prime rate (8% at July 31, 1999). Unused portions of the revolving line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance or had obtained a waiver of all covenants for the period ended July 31, 1999. At July 31, 1999, availability under the line of credit was approximately $284,600. The revolving credit agreement expires on March 31, 2001.

     The Company has a $450,000 equipment facility agreement with a bank. Borrowings bear interest at the bank's base rate (8% at July 31, 1999) plus .25% and are secured by substantially all assets of the Company. At July 31, 1999, the Company had outstanding borrowings of $198,708 under this agreement. Availability of approximately $251,000 is to be used to fund the purchases of fixed assets during the fiscal year 1999 period. The maturity date of the loan is March 31, 2004.

     On March 31, 1997, the Company entered into a $500,000 term note agreement with a bank. The term note bears interest at prime (8% at July 31, 1999) plus 1.0%. Principal payments are payable in consecutive monthly installments beginning in May, 1999, and continuing monthly thereafter until the entire principal amount has been repaid. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change. At July 31, 1999, the Company had outstanding borrowings of $456,000 under this agreement. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was in compliance with or had obtained a waiver of all covenants at July 31, 1999.




              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

4) Earnings/(loss) per share

     Basic earnings/(loss) per share was determined by dividing net income/(loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share was determined by dividing net income/(loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options to the extent their effect is dilutive, based on the treasury stock method. The calculation of diluted earnings per share for the fiscal 1999 period excludes options to purchase 332,550 shares of common stock and warrants to purchase 888,171 shares of common stock, as the effects are antidilutive.




--------------------------------------------------- --------------------------------- -----------------------------
                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
--------------------------------------------------- --------------------------------- -----------------------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                         July 31          July 31        July 31        July 31
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
                                                          1999             1998           1999           1998
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------

--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Basic weighted average shares outstanding                2,875,906      2,867,592      2,873,415      2,858,998
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Weighted average common equivalent shares                        -        273,833            -           41,788
--------------------------------------------------- ------------------ -------------- -------------- --------------
--------------------------------------------------- ------------------ -------------- -------------- --------------
Diluted weighted average shares outstanding              2,875,906      3,141,425      2,873,415      2,900,786
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

RESULTS OF OPERATIONS

     Net revenues for the three months ended July 31, 1999 were $2,404,730 or 20.7% less than the $3,031,903 reported for the same period in fiscal 1998. For the nine months ended July 31, 1999 net revenues decreased 15.6% to $7,284,600 from $8,633,388 reported for the same period last year. The year to date sales decrease of 15.6% resulted from distributor disruptions in the eastern states and increased price competition resulting in lower average selling prices.

     Cost of sales for the three months ended July 31, 1999 was $1,539,513 or 64.0% of net revenues, compared with $1,736,624 or 57.3% for the same period in fiscal 1998. For the nine month period ended July 31, 1999, cost of sales was $4,353,394 or 59.8% of net revenues compared to $4,954,358 or 57.4% of net revenues for the same period in fiscal 1998. The increase in cost of sales as a percentage of net revenues was primarily a result of lower average unit selling prices resulting from competitive pressures.

     Gross profit was $865,217 or 36.0% of net revenues for the quarter ended July 31, 1999, compared to $1,295,279 or 42.7% of net revenues for the same period in fiscal 1998. For the nine month period ended July 31, 1999 gross profit was $2,931,206 or 40.2% of net revenues compared with $3,679,030 or 42.6% of net revenues for the same period in fiscal 1998. The decreased margin percentage was primarily due to the effects of increased price competition and an unfavorable product mix.

     Selling and marketing expenses were $523,595 for the three months ended July 31, 1999 compared to $526,521 for the same period in fiscal 1998, a decrease of 0.6%. For the nine month period ended July 31, 1999 selling and marketing expenses were $1,482,292 compared with $1,597,151 for the same period in fiscal 1998, a decrease of 7.2%. Marketing cost reduction efforts resulted in lower trade show and other costs during fiscal 1999.

     Research and development expenditures were $170,788 for the three months ended July 31, 1999 compared to $147,013 for the same period in fiscal 1998, an increase of 16.2%. For the nine month period ended July 31, 1999 research and development expenditures were $429,458 compared with $384,646 for the same period in fiscal 1998, an increase of 11.7%. The Company continues to invest in new product development and product improvements at the level it believes is necessary to maintain its market leadership.

     General and administrative expenses were $459,308 for the three months ended July 31, 1999 compared to $479,228 for the same period in fiscal 1998, representing a decrease of 4.2%. For the nine months ended July 31, 1999 general and administrative expenses totaled $1,186,000 compared to $1,361,020 during the same period in fiscal 1998, a decrease of 12.9%. The decrease primarily resulted from lowered salary related costs and a reduction of investment banking costs in fiscal 1999 as compared to fiscal 1998.



                                               LUXTEC CORPORATION

                                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2.  (Continued)

     Interest and other expenses were $72,263 for the three months ended July 31, 1999 compared to $69,484 for the same period in fiscal 1998. For the nine months ended July 31, 1999 interest and other expenses were $175,524 compared to $202,433 for the same period in fiscal 1998, a decrease of 13.3%. The decrease for the nine month period was due to lower average credit lines and lower interest rates in fiscal 1999 compared to fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999, the Company had working capital of approximately $1,421,500 compared to working capital of approximately $1,734,700 at October 31, 1998. Cash provided by operating activities was primarily funded by the revolving line of credit. At July 31, 1999, the Company had used approximately $2,215,000 of a $2,500,000 revolving line of credit, and had borrowed $500,000 under a term loan agreement and $198,708 under an equipment loan agreement.

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

     Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

     The Company has upgraded its financial and manufacturing computer systems with specific year 2000 "fixes". Other computer systems used in the Company are currently being scheduled for upgrade during 1999. These systems are less critical to the Company's operations. The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is approximately 50 complete to date. The Company currently believes it will be able to modify or replace its affected systems in time to minimize any detrimental effects on operations.

     The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by October 31, 1999. While it is not possible, at present, to give a precise estimate of the cost of this work, the Company does not expect that such costs will be material to the Company's results of operations in one or more fiscal quarters or years, and will not have a material adverse impact on the long-term results of operations, liquidity or consolidated financial position of the Company. To date, the Company has expensed less than $50,000 on the effort to combat the year 2000 problems inherent in its systems. The total direct costs of the Year 2000 corrections is expected to be less than $100,000 through the first two quarters of 2000.

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

     The market price of the Company's securities could be subject to fluctuations in response to quarter-to-quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Company.




                                                LUXTEC CORPORATION


                                            PART II. OTHER INFORMATION


ITEM 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                  Exhibit    Description                        Designation

                      27     Financial Data Schedule                 27

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the quarter ended July 31, 1999.


































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