Form 10-K
period 1999-10-31
LUXTEC CORP /MA/
filed 2000-02-14
CIK 793523

1

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 1999 [Fee Required]

or

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
                                                                 None
Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was approximately $2,149,712 based on the closing price of such stock on January 14, 2000, as reported by the American Stock Exchange ($2.00 per share).

As of January 14, 2000, 2,880,061 shares of Common stock, $.01 par value, were issued and outstanding.

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

   The Corporation

Luxtec Corporation, a Massachusetts Corporation (the “Corporation” or “Luxtec”), was organized in November 1981, and is engaged in the design, manufacture, marketing and distribution of fiber optic headlight and video camera systems, light sources, cables, retractors, surgical telescopes and other custom made surgical equipment for the medical and dental industries. Through its subsidiaries, Fiber Imaging Technologies, Inc. and CardioDyne, Inc., the Corporation also manufactures small diameter specialty endoscopes and motion tolerant blood pressure monitors, respectively, for the medical market.

The Corporation has developed a proprietary, totally programmable, fiber optic drawing system designed to manufacture optical glass to a predetermined diameter as well as to control the actual size of the fiber bundles. The fibers are utilized in fiber optic cables which are incorporated with the Corporation’s Surgical Headlight Systems and the Video Camera Systems as well as in an array of fiber optic transilluminators utilized with the Corporation’s surgical instruments. The Corporation also markets replacement fiber optic cables and light sources for use with other manufacturers’ products, including various endoscopic systems used in minimally invasive surgical procedures.

Luxtec has decided to reduce its efforts to market a motion tolerant blood pressure monitor and is presently in discussions to sell the rights to the blood pressure line of products. The Corporation does not have any material CardioDyne related assets on its books as of the end of fiscal 1999.

The Corporation maintains its principal executive offices and facilities at 326 Clark Street, Worcester, Massachusetts 01606, and its telephone number is (508) 856-9454.

Background and TechnologyFiber
Optics

Fiber optics allow for the transmission, element by element, of a light or image from one place to another through a flexible conduit. Fiber optic technology permits the drawing of high quality optical glass rods and tubes into flexible fibers, each coated with a “jacket” (a film of an organic silicon), that protects the fibers from abrasion. This provides for an improved ability to bend and transmit light and images to and from inaccessible places.

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

   Products

Headlight Systems The Corporation has designed and manufactures a line of fiber optic headlight systems that assist surgeons by illuminating the area of the surgical procedure. Designed to provide maximum performance and comfort, the Corporation’s headlight systems are lightweight and provide the surgeon with a near coaxial view. The Corporation’s patented headlight systems provide a virtually unobstructed view of the area of surgical procedure.

Light Sources A fiber optic light source with solid state electronics permits the precise regulation of electric current in order to control illumination levels of Xenon and Halogen lamps and, thereby, eliminates fluctuations or “flickering” in the light provided. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted in a rigid or flexible mode without heat. The Corporation manufactures a product line of high quality, solid state Xenon and Halogen fiber optic light sources. The Corporation’s light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The Corporation’s light sources are designed and manufactured to comply with U.L. 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, the Corporation works to achieve compliance with as many international standards as necessary to compete effectively on a worldwide basis (including the CE mark that has been attained on the present product line).

The Corporation’s model numbers 9100, 9175 and 9300 Xenon light sources produce high intensity light that is the equivalent of daylight in color. The white light produced by these light sources is used in instances where more intense illumination is required, e.g., for endoscopic television surgery or for use with the Corporation’s Microlux television camera products.

Fiber Optic Cables The Corporation designs and manufactures a complete range of fiber optic cables and holds patents on certain fiber optic cable assemblies. See “Patents and Proprietary Information.” The Corporation has a range of fiber bundle diameters from 1.0 mm to 6.5 mm and also allows a surgeon to choose from various angles (180 degree, 90 degree and 45 degree) in order to optimize the use of surgical instruments. The Corporation employs a proprietary technology that enables the fiber optic interface to withstand significantly higher temperatures and that permits the use of higher output light sources.

All of the Corporation’s fiber optic cables are adaptable to competitors’ light sources. The Corporation’s Component Cable System allows the end-user to adapt the end fitting of each cable to their own needs. The Component Cable System is designed to provide the flexibility of universal cables by incorporating a patented process to permanently attach select end fittings to the cable and, thereby, customize the cable according to the user’s needs, either at the point of manufacturing or at the customer’s site. This allows the customer to reduce the inventory of replacement cables and facilitates a rapid turnaround when a cable needs to be replaced in the operating room, clinic, or surgi - center.

Fiber Optic Headlight and Video Camera Systems The Corporation manufactures and markets a series of video products that are currently being used in the United States and approximately 26 countries around the world. The Corporation’s Microlux Headlight Camera Systems are designed to televise most surgical procedures. The system is a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by the Corporation, and integrated with fiber optic illumination.

The Corporation's Microlux System can transmit the surgeon's eye view of the procedure live to a television monitor for teaching purposes or to be recorded for later use.

Microlaparascopic Products The Corporation’s Fiber Imaging Technologies subsidiary manufactures and markets small diameter rigid, flexible and semi-flexible endoscopes that provide fields of view for either very high magnification of objects or panoramic views of internal cavities. These instruments can offer any direction of view that is required. The primary product line consists of endoscopes that are between 0.5mm and 2.7mm in diameter. Endoscopes are produced that contain working channels for the insertion of tools, fluid infusion or drainage. Fiber Imaging Technologies specializes in the design, manufacturing and marketing of custom optical systems that offer outstanding image quality and optimum energy delivery.

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
        * Patent No. 5003605 for an electronically augmented stethoscope with timing sound (March 26, 1991)
        * Patent No. 5220453 for telescopic spectacles with coaxial illumination (June 15, 1993)
        * Patent No. 5295052 for a light source assembly (March 15 1994)
        * Patent No. D345368 for surgical telescopes (March 22, 1994)
        * Patent No. 5331357 for an illumination assembly (July 19, 1994)
        * Patent No. D349123 for spectacles having integral illumination (July 26, 1994)
        * Patent No. D350760 for an eyeglass frame temple (September 20, 1994)
        * Patent No. 5392781 for blood pressure monitoring in noisy environments (February 28, 1995)
        * Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications (October 12, 1999)
        * Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger (September 15, 1998)

In addition, the Corporation has entered into an exclusive license agreement with InterMED Corporation for the rights to Patent No. 5222949 (“In-Vivo Hardenable Catheter”) and No. 5334171 (“Flexible, Noncollapsible Catheter Tube with Hard and Soft Regions”) for developing a line of catheters incorporating fiber optics to facilitate several potential specialized applications.

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

In general, the Corporation relies on its development and manufacturing efforts and skills of its personnel rather than patent protection to establish and maintain its industry position. The Corporation treats its design and technical data as confidential and relies on nondisclosure agreements, trade secrets laws and non-competition agreements to protect its proprietary position. There can be no assurance that these measures will adequately protect the Corporation’s proprietary technologies.

   Marketing and Sales

The Corporation’s customers for its fiber optic and illumination products are acute care hospitals, clinics, surgi - centers, and surgeons. An estimated 50,000 surgeons use the Corporation’s products, on a worldwide basis. The Corporation’s products provide illumination and magnification used during the surgical procedure.

The Corporation distributes its fiber optic and illumination products through regional specialty surgical distributors, supported by Luxtec field specialists as well as a customer support team located in the Worcester facility. Internationally, Luxtec distributes through a network of local distributors. The Corporation currently has distributors in 26 countries.

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

The Corporation’s marketing strategy is to provide training and support for the distributor channel, to enhance end user awareness and demand by participating as an exhibitor at major medical meetings, and to insure that the Corporation provides high quality and performance of its products.

   Government Regulation

The Corporation’s products are subject to government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic or therapeutic use, the Corporation must comply with mandatory procedures and safety standards established by the United States Food and Drug Administration (“FDA”) and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Corporation’s products or that the length of time the process will require will not be extensive. The Corporation believes that its facility is in compliance with the Federal Food and Drug Administration requirements for Good Manufacturing Practice.

   Major Customers

For the year ended October 31, 1999, one customer, Specialty Surgical Instruments, accounted for 17% of the Corporation's net revenues.

   Research and Development

The Corporation incurred approximately $567,000 of product development expenses in fiscal year 1999, $523,000 in fiscal 1998, and $495,000 in fiscal 1997. The increase in expenses in this category was directly related to the planned introduction of a major product line change expected to be introduced during the first half of fiscal 2000.

   Manufacturing and Suppliers

The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier.

   Backlog

At October 31, 1999, the Corporation’s backlog was $685,000 compared to $485,000, at October 31, 1998. The Corporation generally ships branded products within three weeks of the receipt of an order from a customer. OEM products generally have longer lead times specified by the customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

   Employees

As of October 31, 1999, the Corporation had 62 full time employees, of whom seven are executives, nine are engaged in supervisory capacities, 26 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation’s employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.

   Executive Officers

For information with respect to the Executive Officers of the Corporation, see the section entitled “Election of Directors” appearing in the Corporation’s Proxy Statement in connection with its next Annual Meeting of Shareholders or special meeting in lieu thereof, which section is incorporated herein by reference.

   Item 2. Properties

The Corporation occupies approximately 25,000 square feet at 326 Clark Street, Worcester, Massachusetts under a lease that is currently being renegotiated. The Corporation believes that this space is adequate to meet its current requirements and that alternative space would be available at comparable prices should the lease not be extended after its expiration.

   Item 3. Legal Proceedings

None. ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation’s fiscal year ended October 31, 1999.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Corporation’s Common Stock is traded on the American Stock Exchange (AMEX) under the AMEX symbol “LXU.EC.” The Corporation’s Common Stock has been listed on the American Stock Exchange since April 20, 1994. From September, 1986 until April, 1994 the Corporation’s Common Stock was traded in the over-the-counter market on the National Association of Securities Dealers, Inc.

Automated Quotations System (NASDAQ) under the NASDAQ symbol "LUXT."

AMEX has notified the Corporation that the Corporation has fallen below the AMEX Emerging Company Marketplace guidelines for continued listing on the exchange and that AMEX is reviewing the Corporation’s listing eligibility. As a result of a meeting between representatives of the Corporation and AMEX held on January 22, 1998, AMEX decided to continue the Corporation’s listing. A further review of the Corporation’s listing status was conducted in June, 1998, at which time AMEX further continued the Corporation’s listing. The Corporation’s fiscal 1999 financial performance resulted in an increased shortfall from the AMEX listing guidelines. The Corporation is reviewing its options concerning actions it may take to comply with the AMEX guidelines.

The following table sets forth the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below.
                                                                   Common Stock
                                                              High              Low

 Fiscal Year Ended 10/31/98
First Quarter                                                 3.25              2.06
Second Quarter                                                3.88              2.50
Third Quarter                                                 6.38              3.13
Fourth Quarter                                                3.63              2.00

 Fiscal Year Ended 10/31/99
First Quarter                                                 2.88              2.00
Second Quarter                                                2.94              2.13
Third Quarter                                                 2.75              1.88
Fourth Quarter                                                3.00              1.75

On January 14, 2000, the closing sale price of the Corporation’s Common Stock on the American Stock Exchange was $2.00 per share. As of December 31, 1999, there were approximately 545 holders of record of the Corporation’s Common Stock. The Corporation estimates that there are approximately 1,200 beneficial holders of the Corporation’s Common Stock.

The Corporation has not paid any cash dividends since its inception and the Board of Directors does not contemplate doing so in the near future. The Board of Directors currently intends to retain any future earnings for use in the Corporation’s business.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated operating data and the consolidated balance sheet data presented below are derived from and qualified by reference to the Corporation’s consolidated financial statements that have been audited by Arthur Andersen LLP, the Corporation’s independent public accountants. The information set forth below should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

 Operating Data:                                     (In thousands, except per share data)
                                                                     Year Ended October 31,
                                          1995           1996            1997           1998           1999

Net Revenues . . . . . . . . . .         $7,755         $9,348         $10,977         $12,067        $10,385

Net (Loss) Income  Applicable to to
Common Stockholders                      (6,127)          (571)           (472)            185         (1,087)

Net (Loss) Income  Per Share
Applicable to Common Stockholders          (4.20)         (.22)           (.17)           .06           (.38)

                                                                    (In thousands)
Balance Sheet Data:                                             Year Ended October 31,
                                          1995           1996            1997           1998           1999

Working Capital. . . . . . . .           $ (599)         $ 935      $  1,394           $1,733       $   774

Total Assets. . . . . . . . . . . .        4,122         5,295          5,803           5,959         5,053

Long-term debt, less current portions        -           1,119          1,781           1,808         1,866

Stockholders' equity (deficit). . .          198           813            456             666          (392)
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of the Corporation’s financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto.

   Results of Operations

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended October 31, 1997, 1998 and 1999.
                                                                     1997         1998        1999
Net revenues                                                         100%         100%        100%
Cost of goods sold                                                    60           58          67
Selling and marketing                                                 22           18          19
Research and development                                               4            4          5
General and administrative                                            15           15          16
Other expense                                                          2            3           2
Net (loss) income                                                     (3)            2        (9)
Fiscal 1999 Compared with Fiscal 1998

Net Revenues: Net revenues of $10,384,769 for fiscal 1999 were $1,682,018 or 13.9% lower than the $12,066,787 reported for fiscal 1998. During fiscal year 1999, a major distributor of Luxtec products declared bankruptcy, resulting in a substantial loss of revenues. Additionally, Luxtec changed another major distributor to improve distribution. The effect of the change in distributors was a temporary reduction in sales while the new distributor began its marketing efforts in the territory. Additionally, a major OEM customer reduced its purchases during fiscal 1999.

Cost of Goods Sold: Cost of goods sold increased to $7,026,774 for fiscal 1999 compared to $6,959,620 fiscal 1998. The cost of goods sold for fiscal 1999 was 67.7% of net revenues compared to 57.7% of net revenues for fiscal 1998. During fiscal 1999 the Corporation wrote off certain inventory items relating to product lines that were considered to be unrealizable. These writeoffs totaled approximately $500,000 and together with the lower volume described in the previous paragraph were the primary reasons that the percentage of net revenues was unfavorable in fiscal 1999 as compared to fiscal 1998.

Gross Profit: Gross Profit decreased to $3,357,995 or 32.3% of net revenues for fiscal 1999 as compared to $5,107,167 or 42.3% of net revenues for fiscal 1998. The margin decrease reflected the combination of lower revenues and the decision to write off the inventory described in the previous section.

Research and Development: Research and development expenses were $566,555 for fiscal 1999 compared to $522,593 in fiscal 1998, an increase of $43,962 or 8.4%. The increase in expenses in this category was directly related to the development of a major new product introduction that is expected to be introduced to the marketplace during the first half of fiscal 2000.

Selling and Marketing Expenses: Selling and marketing expenses decreased to $1,922,751 for fiscal 1999 compared to $2,205,693 for fiscal 1998, a decrease of $282,942 or 12.8%. During fiscal 1999, Luxtec essentially eliminated its investment in the distribution channel for the CardioDyne product line. Additionally, management allowed certain positions in the marketing function to remain unfilled during fiscal 1999.

General and Administrative: General and administrative expenses were $1,660,616 in fiscal 1999 as compared to $1,824,606 in fiscal 1998, a decrease of $163,990 or 9.0%. The largest cost decrease, in this area, during fiscal 1999, was the elimination of senior management bonuses.

Interest: Interest expense decreased to $248,514 in fiscal 1999, compared to $269,318 during fiscal year 1998 a decrease of $20,804 or 7.7%. The Corporation’s interest cost decrease was primarily the result of lower average balances for the revolving credit line.

Fiscal 1998 Compared with Fiscal 1997

Net Revenues: Net revenues of $12,066,787 for fiscal 1998 were 9.9% higher than the $10,977,435 reported for fiscal 1997. Luxtec domestic branded and OEM products were responsible for virtually all of the Corporation’s revenue growth. International Luxtec branded revenues were below fiscal 1997 levels, primarily in the Pacific Rim area. Management believes that the introduction of new and improved products over the last two years was chiefly responsible for the fiscal 1998 revenue growth. The CardioDyne marketing effort was delayed during fiscal 1998.

Cost of Goods Sold: Cost of goods sold increased to $6,959,620 or 57.7% of net revenues for fiscal 1998 compared to $6,544,409 or 59.6% of net revenues for fiscal 1997. The higher product cost related to the introduction of a series of new products in fiscal 1997 did not recur in fiscal 1998, resulting in an improvement in cost of goods sold as a percentage of net revenues.

Gross Profit: Gross Profit increased to $5,107,167 or 42.3% of net revenues for fiscal 1998 compared to $4,433,026 or 40.4% of net revenues for fiscal 1997. The margin improvement percentage reflected an improvement in margins related to products introduced during fiscal 1997.

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

Research and Development: Research and development expenses were $522,593 in fiscal 1998 compared to $495,373 in fiscal 1997, an increase of $27,220 or 5.5%. The increase in expenses in this category was directly related to the completion of a major new product introduction (the dual port light source) during fiscal 1998

Interest: Interest expense increased to $269,318 during fiscal year 1998 compared with $234,024 during fiscal year 1997, an increase of $35,294 or 15.1%. The Corporation's interest cost increase was primarily the result of higher average balances for the revolving credit line.

   Liquidity and Capital Resources

At October 31, 1999, the Corporation had working capital of approximately $773,700 compared to working capital of $1,733,400 at October 31, 1998. The decrease was primarily the result of unprofitable operations for fiscal year 1999, including the writedown of approximately $500,000 of inventory and the writeoff of approximately $190,000 of accounts receivable related to the bankruptcy of a major distributor.

On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank’s prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid at $10,000 per month beginning during May, 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the year ended October 31, 1999.

The principal source of short-term borrowings during the year was a secured $2,500,000 revolving credit agreement. At October 31, 1999, the credit line borrowings balance was approximately $2,148,500. The interest rate on the credit line at the end of the fiscal year was 8.75%. At October 31, 1999, unused availability under the revolving credit agreement was approximately $390,000. The line of credit expires on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the year ended October 31, 1999.

The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future. The Corporation is required to redeem Preferred Stock on January 1, 2001, with a balance of approximately $1,312,600 at October 31, 1999 (with additional dividends accruing at 8% per year). The Corporation does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement.

Year 2000

The Year 2000 problem, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Corporation’s operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Corporation cannot reasonably predict with certainty the nature or likelihood of such impacts.

The Company’s expenditures for addressing year 2000 issues were not material, nor does the Company expect to incur any significant costs addressing Year 2000 issues in the future.

The Corporation has upgraded its financial and manufacturing computer systems with specific year 2000 “fixes”. The Corporation did not have disruptions caused by this problem during the first part of January 2000.

   Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, will be effective for the Company’s financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

   Risk Factors and Cautionary Statements

When used in this Form 10-K and in future filings by the Corporation with the Securities and Exchange Commission, in the Corporation’s press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation wishes to advise readers that the factors listed below could cause the Corporation’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Corporation will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

o     The  Corporation's  revenues and income are derived  primarily from the sale of medical  devices.  The medical device industry is highly  competitive.  Such  competition  could  negatively  impact the  Corporation's  market share and therefore  reduce the
          Corporation's revenues and income.

o     Another  result of  competition  could be the reduction of average unit prices paid for the  Corporation's  products.  This could have the impact of reducing the percentage of profit margin available to the Corporation for its product sales.

o     The  Corporation's  future  operating  results are  dependent  on its ability to develop,  produce and market new and  innovative products and services.  There are numerous risks inherent in this complex process,  including rapid technological  change and the  requirement  that the  Corporation  bring to market in a timely  fashion new products and services that meet  customers'
          needs.

o     Historically,  the  Corporation's  operating  results  have  varied  from  fiscal  period  to  fiscal  period;  accordingly,  the
          Corporation's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

o     The  Corporation  offers a broad variety of products and services to customers  around the world.  Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

o     The  Corporation's  success is partly  dependent on its ability to successfully  predict and adjust  production  capacity to meet demand,  which is partly dependent upon the ability of external  suppliers to deliver  components at reasonable prices and in a timely manner;  capacity or supply constraints,  as well as purchase  commitments,  could adversely affect future operating results.

o     The Corporation  operates in a highly competitive  environment and in a highly competitive  industry,  which includes significant competitive pricing pressures and intense competition for skilled employees.

o     The Corporation offers its products and services directly and through indirect  distribution  channels.  Changes in the financial condition of, or the Corporation's  relationship with, distributors and other indirect channel partners,  could cause actual operating results to vary from those expected.

o     The Corporation does business  worldwide in over 50 countries.  Global and/or regional  economic factors and potential changes in
           laws  and  regulations  affecting  the  Corporation's  business,  including  without  limitation,   currency  exchange  rate
           fluctuations,  changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Corporation's financial condition or future results of operations.

o     The market price of the  Corporation's  securities could be subject to fluctuations in response to quarter to quarter  variations in operating  results,  market conditions in the medical device industry,  as well as general economic  conditions and other factors external to the Corporation.
ITEM 7A. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation’s market risk exposure relates to outstanding debt. The balance of outstanding bank debt at 10/31/99 is approximately $2,833,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

                                              Item 8. Luxtec Corporation and Subsidiaries

                                                                 Index

                                                                                                                   Page

Report of Independent Public Accountants                                                                            17

Consolidated Balance Sheets as of October 31, 1998 and 1999                                                         18

Consolidated Statements of Operations for the Years Ended
October 31, 1997, 1998 and 1999                                                                                     19

Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended October 31, 1997, 1998 and 1999                                                                 20

Consolidated Statements of Cash Flows for the Years Ended
October 31, 1997, 1998 and 1999                                                                                     21

Notes to Consolidated Financial Statements                                                                          22
51 19938.doc Report of Independent Public Accountants To Luxtec Corporation: We have audited the accompanying consolidated balance sheets of Luxtec Corporation (a Massachusetts corporation) and subsidiaries as of October 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a stockholders' deficit of $359,057, cash on hand of $18,333 and is out of compliance with certain covenants of its bank borrowing facilities, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Boston, Massachusetts /s/Arthur Andersen LLP December 9, 1999 Luxtec Corporation and Subsidiaries Consolidated Balance Sheets
                                                        Assets
                                                                                                 October 31,
                                                                                           1998              1999
Current Assets:
   Cash                                                                               $        43,698  $        18,333
   Accounts receivable, less reserves of approximately $250,000 and $291,000 in             2,571,230        2,284,648
   Inventories                                                                              2,549,244        2,010,134
   Prepaid expenses and other current assets                                                   55,068           38,915

         Total current assets                                                               5,219,240        4,352,030

Property and Equipment, at cost                                                             2,570,501        2,747,431

Accumulated Depreciation and Amortization                                                  (2,075,345)      (2,225,976)

         Property and equipment, net                                                          495,156          521,455

Other Assets, net of accumulated amortization of approximately $109,000 and                   244,754          179,018

         Total assets                                                                 $     5,959,150  $     5,052,503

                                            Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
   Line of credit                                                                     $     2,186,052  $     2,148,457
   Current portion of equipment facility loan                                                  88,726          123,762
   Accounts payable                                                                           499,341          816,826
   Accrued expenses                                                                           711,745          489,285

         Total current liabilities                                                          3,485,864        3,578,330

Term Loan                                                                                     469,250          428,250

Equipment Facility Loan, net of current portion                                                88,726          123,762

Minority Interest                                                                              50,025            1,450

Commitments (Note 13)

Redeemable Preferred Stock                                                                  1,199,768        1,312,576

Stockholders' Equity (Deficit):
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,867,592 shares in 1998 and 2,875,906 shares in 1999              28,676           28,759
   Additional paid-in capital                                                               8,263,018        8,179,252
   Accumulated deficit                                                                     (7,626,177)      (8,599,876)

         Total stockholders' equity (deficit)                                                 665,517         (391,865)

         Total liabilities and stockholders' equity                                   $     5,959,150  $     5,052,503
The accompanying notes are an integral part of these consolidated financial statements.

Luxtec Corporation and Subsidiaries

Consolidated Statements of Operations

                                                                               For the Years Ended October 31,
                                                                          1997             1998              1999

Net Revenues                                                        $    10,977,435   $    12,066,787  $    10,384,769

Cost of Goods Sold                                                        6,544,409         6,959,620        7,026,774

         Gross profit                                                     4,433,026         5,107,167        3,357,995

Operating Expenses:
   Selling and marketing                                                  2,437,746         2,205,693        1,922,751
   General and administrative                                             1,627,637         1,824,606        1,660,616
   Research and development                                                 495,373           522,593          566,555

         Total operating expenses                                         4,560,756         4,552,892        4,149,922

         (Loss) income from operations                                     (127,730)          554,275         (791,927)

Other Expense:
   Interest expense                                                        (234,024)         (269,318)        (248,514)
   Other income (expense)                                                     9,114           (19,774)          66,742

         Total other expense                                               (224,910)         (289,092)        (181,772)

         Net (loss) income                                                 (352,640)          265,183         (973,699)

Accretion of Preferred Stock Dividends                                      119,768            80,000          112,808

         Net (loss) income applicable to common stockholders        $      (472,408)  $       185,183  $    (1,086,507)

Net (Loss) Income per Share:
   Basic                                                                 $(.17)            $.06             $(.38)
   Diluted                                                               $(.17)            $.06             $(.38)

Weighted Average Shares Outstanding:
   Basic                                                                  2,849,538         2,863,147        2,874,043
   Diluted                                                                2,849,538         2,937,026        2,874,043
The accompanying notes are an integral part of these consolidated financial statements.

Luxtec Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

                                                                                                Common Stock,               Additional       Accumulated
                                                                                               $.01 Par Value            Paid-in Capital       Deficit           Total
                                                                                          Shares            Amount

Balance, October 31, 1996                                                                   2,841,539  $        28,415   $     8,323,216   $    (7,538,720) $       812,911

   Issuance of common stock under employee stock purchase plan                                 11,952              120            27,135                 -           27,255

   Dividends on Series A Redeemable Preferred Stock                                                 -                -           (76,666)                -          (76,666)

   Issuance of warrants in connection with term note                                                -                -            45,000                 -           45,000

   Net loss                                                                                         -                -                 -          (352,640)        (352,640)

Balance, October 31, 1997                                                                   2,853,491           28,535         8,318,685        (7,891,360)         455,860

  Issuance of common stock under employee stock purchase plan                                   9,311               93            12,938                 -           13,031

  Issuance of common stock under stock option plan                                              4,790               48            11,395                 -           11,443

  Dividends on Series A Redeemable Preferred Stock                                                  -                -           (80,000)                -          (80,000)

  Net income                                                                                        -                -                 -           265,183          265,183

Balance, October 31, 1998                                                                   2,867,592           28,676         8,263,018        (7,626,177)         665,517

   Issuance of common stock under employee stock purchase plan                                  8,314               83            15,424                 -           15,507

   Compensation expense related to the issuance of stock options                                    -                -            13,618                 -           13,618

   Dividends on Series A Redeemable Preferred Stock                                                 -                -          (112,808)                -         (112,808)

   Net loss                                                                                         -                -                 -          (973,699)        (973,699)

Balance, October 31, 1999                                                                   2,875,906  $        28,759   $     8,179,252   $    (8,599,876) $      (391,865)
The accompanying notes are an integral part of these consolidated financial statements.

Luxtec Corporation and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                For the Years Ended October 31,
                                                                           1997             1998              1999
Cash Flows from Operating Activities:
   Net (loss) income                                                $      (352,640)  $       265,183  $      (973,699)
   Adjustments to reconcile net (loss) income to net cash (used
     Depreciation and amortization                                          301,448           213,802          199,058
     Accretion of debt discount                                               5,250             9,000            9,000
     Provision for uncollectable accounts receivable                        158,748           (70,000)          40,936
     Compensation expense related to the issuance of stock                        -                 -           13,618
     Increase (decrease) in value of minority interest                            -             1,361          (48,575)
     Changes in current assets and liabilities-
       Accounts receivable                                                 (737,024)         (181,285)         245,646
       Inventories                                                         (354,294)          (21,935)         539,110
       Prepaid expenses and other current assets                            139,373            16,123           16,153
       Accounts payable                                                     212,532          (440,753)         317,485
       Accrued expenses                                                      70,965           232,814         (222,460)

              Net cash (used in) provided by operating activities          (555,642)           24,310          136,272

Cash Flows from Investing Activities:
   Purchases of property and equipment                                     (110,951)          (93,810)        (176,930)
   (Increase) decrease in other assets                                      (35,660)          (17,485)          17,309

              Net cash used in investing activities                        (146,611)         (111,295)        (159,621)

Cash Flows from Financing Activities:
   Net proceeds from (payments on) line of credit                           (63,369)          103,198          (37,595)
   Net proceeds from (payments on) equipment facility loan                  107,723           (88,726)          70,072
   Proceeds from (payments on) term note                                    500,000                 -          (50,000)
   Proceeds from sale of subsidiary stock                                         -            50,025                -
   Issuance of common stock under stock option plan                               -            11,443                -
   Issuance of common stock under employee stock purchase plan               27,255            13,031           15,507

              Net cash provided by (used in) financing activities           571,609            88,971           (2,016)

Net (Decrease) Increase in Cash                                            (130,644)            1,986          (25,365)

Cash, beginning of period                                                   172,356            41,712           43,698

Cash, end of period                                                 $        41,712   $        43,698  $        18,333

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                           $       239,133   $       257,661  $       220,914

Supplemental Disclosure of Noncash Investing and Financing

  Purchases of property and equipment under equipment facility      $             -   $             -  $       114,434
  Conversion of note payable to stockholder to Series A             $     1,043,102   $             -  $             -
  Accretion of Series A Preferred Stock                             $       119,768   $        80,000  $       112,808
The accompanying notes are an integral part of these consolidated financial statements.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements

October 31, 1999

(1) Operations

Luxtec Corporation (the Company) designs, manufactures and markets fiber optic headlights and headlight television camera systems (for audio-video recordings of surgical procedures), light sources, cables, retractors, loupes, surgical telescopes, blood pressure monitors and other custom-made surgical specialty instruments utilizing fiber optic technology for the medical and dental industries.

The Company is subject to certain risks common to technology-based companies, including dependence on key personnel, the need to raise capital, rapid technological change, competition from substitute products of larger companies and the need for successful development and marketing of commercial products and services. As of October 31, 1999, the Company has a stockholders’ deficit of $359,057 and cash on hand of $18,333. The Company also is in default of certain covenants on its bank loan agreements (Note 8) at October 31, 1999. Based on these factors, there is substantial doubt concerning the entity’s ability to continue as a going concern. Management anticipates the Company’s current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit agreement with a bank, although the Company is considering raising additional debt or equity in the near future. However there is no assurance that additional funding will be received. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is also required to redeem Preferred Stock on January 1, 2001, with a balnce of approximately $1,312,600 at October 31, 1999 (with additional dividends accruing at 8% per year). The Company does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement.

The Company has received a proposal from its bank to continue the existing credit facilities with a waiver of the prior covenant violations and less restrictive covenants for future periods. The Company intends to execute the proposal and therefore expects that cash flow from existing operations and the continuation of its revolving credit agreement with a bank will satisfy the Company’s cash requirements.

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

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued) October 31, 1999 (d) Other Assets Other assets consist principally of patent costs, which are amortized using the straight-line method over 17 years. (e) Revenue Recognition
Revenue is recognized when goods are shipped, at which time the Company accrues for any related warranty costs. Warranty costs for the years ended October 31, 1997, 1998 and 1999 were $123,000, $101,000 and $63,000, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

(f) Research and Development Costs Research and development costs are charged to operations as incurred. (g) Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of dilutive common shares, options and warrants outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of common stock options and warrants based on the treasury stock method. No common stock equivalents are considered dilutive in periods in which a loss is reported because all such common equivalent shares are antidilutive. The number of common stock equivalents excluded from the calculation, as their effect would have been antidilutive, was 1,190,721, 646,331 and 1,397,821 in 1997, 1998 and 1999, respectively.

The calculations of basic and diluted weighted average shares outstanding are as follows:
                                                    1997             1998              1999

                Basic weighted average              2,849,538         2,863,147        2,874,043

                Dilutive options and                        -            73,879                -

                Diluted weighted average
                shares outstanding                  2,849,538         2,937,026        2,874,043

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

(h) Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that, as of each of the consolidated balance sheet dates presented, none of the Company’s long-lived assets were impaired.

(i) Use of Estimates
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

(j) Comprehensive Income (Loss)
During fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

(k) Recently Issued Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137, will be effective for the Company’s financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

(l) Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and accounts receivable. The Company maintains its cash in domestic financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the sale of medical and dental surgical specialty instruments. The Company believes that no significant credit risk exists at October 31, 1998 or 1999. The carrying amounts of the Company’s financial instruments approximate fair market value.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

(m) Reclassifications
Certain amounts from the prior year’s presentation have been reclassified to conform with the current year’s presentation in the accompanying consolidated financial statements.

(3) Merger with CardioDyne, Inc.
On October 23, 1995, the Company consummated a merger agreement (the Merger) with CardioDyne, a development-stage company engaged in the development of products that monitor blood pressure. In addition to receiving shares of Luxtec common stock, shareholders of CardioDyne are entitled to certain earnout payments based on the performance of products and agreements incorporating technology previously developed by CardioDyne, as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues from related product and license agreements, respectively. Such earnout payments shall become payable 90 days after the end of the Company’s fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as an additional purchase price when paid. No earnout payments were required during fiscal 1997, 1998 or 1999.

(4) Inventories

Inventories consisted of the following:
                                                           1998             1999

         Raw material                                $     1,818,822   $     1,417,670
         Work-in-process                                     352,464            47,813
         Finished goods                                      377,958           544,651

                                                     $     2,549,244   $     2,010,134

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

   (5) Property and Equipment

Property and equipment and their respective useful lives are as follows:
                                                           Lives              1998             1999

         Machinery and equipment                          5-10 years    $     1,737,103   $     1,818,994
         Molds and tooling                                   5 years            248,893           305,405
         Furniture and fixtures                             10 years            348,262           385,466
         Leasehold improvements                         Life of lease           236,243           237,566

                                                                        $     2,570,501   $     2,747,431
The Company recorded depreciation and amortization expense of $169,000, $180,000 and $145,000 in 1997, 1998 and 1999, respectively.

(6) Accrued Expenses

Accrued expenses consisted of the following:
                                                           1998             1999

         Accrued payroll and related expenses        $       282,879   $       156,621
         Other accrued expenses                              428,866           332,664

                                                     $       711,745   $       489,285

(7) Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by the tax effect of any differences between the financial statement and tax bases of assets and liabilities.

As of October 31, 1999, the Company had available net operating loss carryforwards of approximately $2,426,000, research and development credit carryforwards of approximately $207,000, and general business credit carryforwards of approximately $25,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2019 and are subject to review and possible adjustment by the Internal Revenue Service.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

The components of the deferred tax asset are set forth below:
                                                           1998             1999
         Net operating losses                        $       814,000   $       970,000
         Inventory reserve                                    95,000           212,000
         Bad debt reserve                                     34,000            70,000
         Other temporary differences                         141,000            73,000
         Research and development credits                    175,000           207,000
         General business credits                             25,000            25,000

                                                           1,284,000         1,557,000
         Valuation allowance                              (1,284,000)       (1,557,000)

                  Net deferred tax asset             $             -   $             -
Other temporary differences consist of accrued vacation time, bonus and warranty reserves and reserves against inventory evaluation units not currently deductible, as well as any book-to-tax depreciation differences.

The Company has provided a full valuation allowance due to its limited history of profitability. The Company has historically incurred significant operating losses. Although the Company was profitable in fiscal 1998, it cannot predict future profitability with adequate assurance that its tax assets will more likely then not be realized at this time. The Company will periodically reassess its forecast and valuation allowance levels and revise the level of reserve when appropriate.

(8) Debt

(a) Line of Credit
The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000, the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank’s prime rate (8.25% at October 31, 1999) plus .5%. Unused portions of the line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at October 31, 1999. At October 31, 1999, unused availability under the line of credit was approximately $390,000. The line of credit expires on March 31, 2001.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

(b) Equipment Facility Loan
The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank’s prime rate (8.25% at October 31, 1999) plus .5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at October 31, 1999. The equipment facility loan expires on March 31, 2001. At October 31, 1999, the Company had outstanding borrowings of $247,524 under this agreement, repayable as follows:

                2000                               $       123,762
                2001                                       123,762

                                                   $       247,524
(c) Term Loan
On March 31, 1997, the Company entered into a $500,000 term loan with a bank. The term loan bears interest at prime (8.25% at October 31, 1999) plus 1.0%. Beginning in May 1999, principal payments were payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change, as defined.

In connection with the term loan, the Company issued warrants to the bank for the purchase of 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. The Company has valued these warrants using the Black-Scholes option pricing model at approximately $45,000, which has been recorded as a debt discount and is being accreted to interest expense over the payment term of 60 months. At October 31, 1999, there was $428,250 outstanding under this agreement, net of the remaining unamortized debt discount of $21,750. The term loan contains certain financial covenants, with which the Company was not in compliance at October 31, 1999. The Company has obtained a waiver for its noncompliance.

(9) Senior Subordinated Notes and Redeemable Preferred Stock

On December 18, 1995, the Company issued senior subordinated notes (the Notes) to a stockholder for $1,000,000 in cash. Interest accrued on the Notes at the rate of 8% and principal is due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to an investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00 per share (fair market value at date of grant), adjusted for certain dilutive events, as defined.

On November 14, 1996, the Company exchanged the Senior Subordinated Notes for 10,000 shares of the Company’s nonvoting Series A redeemable preferred stock, $1.00 par value per share (the Series A Preferred Stock). The Series A Preferred Stock has the following rights and preferences:

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

Dividends
The holders of the Series A Preferred Stock shall be entitled to receive cash dividends of $8.00 per share per annum, payable when, as and if declared by the Board of Directors of the Company. Such dividends on the Series A Preferred Stock shall accrue and be cumulative from the date of issuance. The Company accrued $119,768, $80,000 and $112,808 of dividends for each of the years ended October 31, 1997, 1998 and 1999.

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

Redemption
The Company may, at the option of the Company’s Board of Directors, redeem part or all of the outstanding shares of the Series A Preferred Stock at any time or times at a redemption price of $100 per share plus accrued and unpaid dividends. However, on January 1, 2001, the Company shall redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share.

(10) Minority Interest in Fiber Imaging Technologies, Inc.
On June 30, 1998, the Company sold 8,108 shares of FIT common stock to a Germany-based company, representing a 7.5% ownership interest for $50,025. This minority interest amount is included as a separate line on the accompanying consolidated balance sheet.

(11) Private Placement of Common Stock

On June 3, 1996, the Company raised approximately $1,182,000 through a private placement of common stock. In conjunction with the offering, the Company issued “units” at a price of $3 each. Each unit consists of one share of common stock, $0.01 par value per share, and one warrant that can be exchanged into one share of common stock for $6.00 per share, which exceeded the fair market value at the date of grant. The warrants (394,171 in total) are exercisable immediately and expire on December 31, 2001.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

(12) Stock Plans

The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1992 Stock Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors (the Compensation Committee), and have terms not to exceed 10 years. On April 22, 1999, the Company’s board of directors voted to increase the total shares authorized for issuance under the plan from 400,000 to 500,000 and 64,000 shares are available for future grant at October 31, 1999.

The Company maintains an Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1993 Plan were 9,311 and 8,314 in 1998 and 1999, respectively.

On December 8, 1994, the Company adopted a stock option plan for nonemployee directors (the 1995 Director Plan). The 1995 Director Plan provides that an aggregate of up to 200,000 nonqualified options may be granted to nonemployee directors, as determined by the Compensation Committee. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company’s common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and that they have terms not to exceed 10 years.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

The following schedule summarizes the stock option and warrant activity for the three years ended October 31, 1999:
                                                                                                Weighted
                                                                             Option Price    Average Option
                                                         Number of Shares     Per Share           Price

         Outstanding at October 31, 1996                       1,222,071   $   1.25-  6.00         $ 4.08
            Granted                                              178,200       2.63-  6.00           4.05
            Canceled                                             (40,050)      1.25-  4.63           3.25

         Outstanding at October 31, 1997                       1,360,221       1.25-  6.00           4.10
            Granted                                               31,400         2.44                2.44
            Canceled                                              (7,300)      2.44-  3.56           3.03
            Exercised                                             (4,790)      1.63-  3.56           2.39

         Outstanding at October 31, 1998                       1,379,531       1.25-  6.00           4.08
            Granted                                               93,500       2.38-  3.00           2.51
            Canceled                                              (2,200)      2.44-  3.00           2.52

         Outstanding at October 31, 1999                       1,470,831   $   1.25-  6.00         $ 3.98

         Exercisable at October 31, 1999                       1,191,175   $   1.25-  6.00         $ 3.92

         Exercisable at October 31, 1998                       1,140,645   $   1.25-  6.00         $ 3.98

         Exercisable at October 31, 1997                       1,103,509   $   1.25-  6.00         $ 4.02
As of October 31, 1999, 700,000 shares of common stock have been reserved for issuance under the Company’s stock option plans. The weighted average fair value of option grants and the weighted average remaining contractual life of options outstanding at October 31, 1999 was $1.98 and 3.2 years, respectively.

The Company issued options to purchase 15,000 shares of common stock to nonemployees during fiscal 1999. The Company valued these options using the Black-Scholes option pricing model and recorded the related compensation expense of $13,618 in general and administrative expenses in the accompanying consolidated statements of operations.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

On June 18, 1998, the Board of Directors of FIT approved the 1998 Stock Option Plan (the 1998 Plan) whereby FIT has reserved and may issue up to an aggregate of 50,000 shares of common stock. The 1998 Plan provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1998 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of FIT’s common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The difference, if any, between the exercise price and the fair value of the underlying common stock at the measurement date is charged to expense over the vesting period of such options with a corresponding credit to additional paid-in capital. The 1998 Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and have terms not to exceed 10 years.

The following schedule summarizes the stock option activity under the 1998 Plan for the year ended October 31, 1999:
                                                                            Option Price Per    Weighted Average
                                                         Number of Shares        Share            Option Price

         Outstanding at October 31, 1997                               -   $             -     $             -
           Granted                                                20,000              6.17                6.17

         Outstanding at October 31, 1998                          20,000              6.17                6.17

         Outstanding at October 31, 1999                          20,000   $          6.17     $          6.17

         Exercisable at October 31, 1999                          10,000   $          6.17     $          6.17

         Exercisable at October 31, 1998                          10,000   $          6.17     $          6.17
In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1997, 1998 and 1999 using the Black-Scholes option pricing model prescribed by SFAS No. 123 using the following:

                                            1997             1998               1999

         Risk-free interest rate           7.00%             4.35%          4.65%-5.28%
         Expected dividend yield             -                 -                 -
         Expected lives                   7 years           7 years           7 years
         Expected volatility                41%               85%               88%

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

The total value of options granted during the fiscal years ended October 31, 1997, 1998 and 1999 was computed as approximately $158,000, $108,000 and $83,000, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income and (loss) income per share would have been the following pro forma amounts:

                                                           1997             1998              1999

         Pro forma net (loss) income attributable     $     (630,408)   $       77,183

         Pro forma net (loss) income per share
            Basic                                        $  (.22)          $    .03         $  (.41)
            Diluted                                      $  (.22)          $    .03         $  (.41)

(13) Commitments

The Company has noncancelable operating lease commitments that consist principally of rentals of facilities and machinery. Its manufacturing and office facilities are leased with a termination date of September 30, 1998. The Company is currently in the process of renegotiating this lease agreement and is occupying the facilities under a tenancy at will.

The future minimum operating lease payments over their remaining terms are as follows:
         Fiscal Year                                           Amount

         2000                                            $       197,000
         2001                                                     40,000
         2002                                                     19,000
         2003                                                     15,000
         2004                                                      5,000

                  Total minimum lease payments           $       276,000
1998 and 1999, respectively.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

October 31, 1999

(14) Business Segment and Export Sales

To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: headlight systems and light sources. The Company evaluates these product offerings based upon their respective gross margins. As a result, the financial information disclosed herein, represents all of the material financial information related to the Company’s principal operating segment.

The Company also operates from one location in the United States. Sales for this operation totaled the following:
                                                                For the Years Ended October 31,
         Geographic Destination                            1997             1998              1999

         Domestic                                              84%               81%              83%
         Europe                                                 8                14               10
         All others                                             8                 5                7

                                                              100%              100%             100%
One customer, the president of which is a member of the Company's Board of Directors, accounted for 14%, 13% and 17% of net revenues in fiscal 1997, 1998 and 1999, respectively, and 20% and 18% of the Company's accounts receivable at October 31, 1998 and 1999, respectively. One additional customer accounted for 14% of the Company's accounts receivable at October 31, 1998. Two additional customers accounted for 11% and 12% of the Company's accounts receivable at October 31, 1999. (16) 401(k) Retirement Plan The Company maintains a qualified 401(k) retirement plan. The plan covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. The 401(k) plan provides for a Company contribution for any plan year at the Company's discretion. The Company contributed and charged to operations $18,397, $17,576 and $20,015 for the years ended October 31, 1997, 1998 and 1999, respectively. LUXTEC CORPORATION October 31, 1999 ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None. PART III ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF LUXTEC CORPORATION The following table and narrative sets forth information regarding the principal occupation, other affiliations, committee memberships and age, for the three nominees and each director continuing in office.
                                                    Director                      Position
                    Name                    Age       Since                     With Company
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------

   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   James Berardo (2)(3)                      40       1995      Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   Paul Epstein (2)                          69       1995      Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   James J. Goodman (3)                      41       1996      Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   James W. Hobbs (1)                        51       1993      President, Chief Executive Officer, Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   Patrick G. Phillipps (1)                  54       1995      Vice President of Engineering, Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   Thomas J. Vander Salm (1)(2)              59       1984      Director
   --------------------------------------- ------- ------------ ----------------------------------------------
   --------------------------------------- ------- ------------ ----------------------------------------------
   Louis C. Wallace (1)(3)                   59       1989      Director
   --------------------------------------- ------- ------------ ----------------------------------------------
(1) Member of the Nominating Committee. (2) Member of the Audit Committee. (3) Member of the Compensation Committee. James Berardo has been a Director of the Company since 1995. Mr. Berardo currently serves as President of Darlco, Inc., a real estate development and investment management company. Mr. Berardo joined Darlco in 1986, serving in various financial capacities prior to assuming his current position in March, 1995. Paul Epstein joined the Company in 1995 as Vice President of Business Development and Strategic Planning and as a Director. Mr. Epstein retired from active management during 1999 but remains as a Director of the Corporation. Mr. Epstein, a co-founder of CardioDyne, Inc., served as Chairman, Vice President and Chief Financial Officer from the time of CardioDyne's founding in February, 1989 until the merger with Luxtec in October, 1995. Previously, Mr. Epstein co-founded Electronic Image Systems Corporation, Brattle Instrument Corporation and, most recently, Omni-Flow, Inc., which introduced the first multiple medication, programmable infusion pump and was acquired by Abbott Laboratories in 1989. Mr. Epstein holds B.S. and M.S. degrees in Chemical Engineering and a B.S. degree in Business Management from MIT. Mr. Epstein has been jointly awarded eleven patents in the medical instrumentation and communication fields. James J. Goodman has been a Director of the Company since 1996. Mr. Goodman is President of Gemini Investors LLC, a private firm based in Wellesley, MA that invests in emerging growth companies across a wide range of industries. Gemini (and its predecessor) have invested in more than a dozen companies over the last four years. Prior to founding Gemini, Mr. Goodman was Vice President at Berkshire Partners, a leading private equity firm, from 1989 to 1993. Mr. Goodman was educated at Harvard University where he received his undergraduate degree in Economics in 1979 and M.B.A. and J.D. degrees in 1984.

James W. Hobbs was elected to the positions of President, Chief Executive Officer and Director in 1993. Mr. Hobbs was Chief Executive Officer of Graylyn Associates from 1992 to 1993. Graylyn was an investment firm founded by Mr. Hobbs to invest in early stage medical technology. Prior to Graylyn, Mr. Hobbs served as the President and Chief Executive Officer of Genica Pharmaceuticals from 1990 to 1992. Genica Pharmaceuticals was a corporation engaged in providing new diagnostic assays and conducting therapeutic research for neurological disorders. Mr. Hobbs was with Johnson and Johnson Professional Diagnostics as Vice President and General Manager from 1985 to 1989.

Patrick Phillipps joined the Company in 1995 as Vice President of Engineering and a Director. Mr. Phillipps, a co-founder of CardioDyne, Inc., served as President and Chief Executive Officer from the time of CardioDyne's founding in February, 1989 until the merger with Luxtec in October, 1995. Previously, Mr. Phillipps founded the Engineering Department of Lifeline Systems, Inc., where he served as Vice President of Engineering and oversaw the development and introduction of a new generation of Lifeline's hospital based emergency call system for home use by the elderly. Mr. Phillipps holds an S.B. degree in Electrical Engineering from MIT and has been jointly awarded over a dozen patents in the medical monitoring and related fields. Dr. Thomas Vander Salm has been a Director of the Company since 1984. Dr. Vander Salm is Chief of Cardio Thoracic Surgery and has been a Professor of Surgery at the University of Massachusetts Medical School in Worcester, MA since 1970. Louis C. Wallace has been a Director of the Company since 1989. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. (S.S.I.), a manufacturer and distributor of surgical instruments. S.S.I. was established in Nashville, TN in 1976.

   Director Compensation

The Company pays non-employee directors $500 for attendance at each meeting of the Luxtec Board, $250 per each meeting of a committee thereof ($150 per meeting of a committee if such meeting is concurrent with a regular meeting of the Luxtec Board), and $100 per meeting held by telephone conference. The Company also pays expenses for attendance at meetings of the Luxtec Board and committees thereof. Additionally, non-employee Directors are compensated with options to purchase shares of Common Stock of the Company, in accordance with the 1995 Stock Option Plan For Non-Employee Directors.

ITEM 11. EXECUTIVE OFFICERS The following table sets forth certain information concerning the executive officers of the Company who are not also directors. The executive officers are elected annually by the Board of Directors following the Annual Meeting of Stockholders and serve at the discretion of the Board.
--------------------------- ----------- ----------------------------------------------------------------------------
           Name                Age                                 Position With Company
--------------------------- ----------- ----------------------------------------------------------------------------
--------------------------- ----------- ----------------------------------------------------------------------------
David C. Mutch                  56      Vice President of Sales and Marketing
--------------------------- ----------- ----------------------------------------------------------------------------
--------------------------- ----------- ----------------------------------------------------------------------------
Samuel M. Stein                 60      Vice President of Finance, Chief Financial Officer, Treasurer and
                                        Assistant Clerk
--------------------------- ----------- ----------------------------------------------------------------------------
David Mutch is Vice President of Sales and Marketing of the Company. Mr. Mutch joined the Company in September, 1992 as Director of Sales and Marketing and assumed his present position in December, 1994. Previously, Mr. Mutch held various management positions with Hewlett Packard Company over a twenty-one year career. During his last five years at Hewlett Packard, Mr. Mutch was the Marketing Manager for the Health Care Information Systems Division. Samuel Stein is Vice President, Chief Financial Officer, Treasurer and Assistant Clerk of the Company. Mr. Stein joined the Company in October, 1993 as Vice President of Finance and Chief Financial Officer and was elected to the further offices of Treasurer and Assistant Clerk during 1994. From 1990 to 1993, Mr. Stein was employed as the Corporate Controller of Great American Software, Inc., an accounting software manufacturer. ITEM 12. EXECUTIVE COMPENSATION

The table below sets forth certain compensation information for the fiscal years ended October 31, 1999, 1998 and 1997 of those persons who were at October 31, 1999: (i) the Chief Executive Officer, and (ii) the most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “Named Officers”).

                                                      Summary Compensation Table
                                                                                                           Long-Term
                                                                    Annual                            Compensation Awards
                                                                 Compensation
                                          ----------------------------------------------------------- --------------------
                                                                                                      Securities
          Name and              Fiscal                                           Other Annual         Underlying
     Principal Position           Year      Salary($)       Bonus($)         Compensation ($)(1)          Options (#)

James Hobbs                     1999        $183,374          $ -0-                 $7,800                     0

Samuel M. Stein                  1999     $106,110            $ -0-                 $7,800                     0

David C. Mutch                   1999       $105,365          $ -0-                 $7,800                     0

Patrick G. Phillipps             1999       $105,366          $ -0-                 $7,800                     0
(1) Automobile allowance. OPTION GRANTS IN LAST FISCAL YEAR No options were granted in the last fiscal year to any of the Named Officers. OPTION EXERCISES AND FISCAL YEAR-END VALUES

The following table sets forth information with respect to options to purchase the Company’s Common Stock granted under the 1992 Stock Option Plan, as amended, including (i) the number of shares purchased upon exercise of options in the most recent fiscal year, (ii) the net value realized upon such exercise, (iii) the number of unexercised options outstanding at October 31, 1999, and (iv) the value of such unexercised options at October 31, 1999:

                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

-------------------- ---------------- ------------- ---------------------------------- ------------------------------
                                                     Number of Securities Underlying       Value of Unexercised
-------------------- ---------------- ------------- ---------------------------------- ------------------------------

James Hobbs                 -              -           56,050            67,950           $40,500           $0
Samuel Stein                -              -           14,750            47,250           $ 4,300           $0
David Mutch                 -              -           14,750            47,250           $ 4,300           $0
Patrick Phillipps           -              -             8,484           11,850                 $0          $0

(1)   Value is based on the closing sale price of the Common Stock  ($2.06) as of October 31, 1999 minus the exercise  price under such option.
Executive Employment Agreements

The Company has entered into an employment agreement with James W. Hobbs, pursuant to which the Company has agreed to employ Mr. Hobbs as President and Chief Executive Officer. The agreement with Mr. Hobbs was entered into on June 10, 1993 with an initial term of one year with automatic renewals for successive terms of one year each unless either party gives notice of intention not to renew. The Compensation Committee of the Luxtec Board set Mr. Hobbs’ base salary at $184,300 for 1999 and at $188,900 for 2000. Mr. Hobbs is entitled to receive an annual bonus in cash and/or equity of the Company from an annual bonus pool for all employees based, in Fiscal Year 1999, on 1.5% of the net sales of the Company and 10% of cash flow generated, with such bonus to be determined by the Compensation Committee. Factors taken into account by the Compensation Committee in determining bonuses include return on investment, net sales, and net income compared to the business plan. Although there is no maximum percentage bonus, 30% of base salary is the expected guideline. Mr. Hobbs is entitled to severance pay in an amount equal to six months of his then current annual salary if his employment is terminated by (i) the Company without cause or (ii) Mr. Hobbs for Good Reason (as defined in the agreement).

ITEM 12. SECURITIES OWNERSHIP

The following table sets forth certain information as of February 18, 1999, with respect to the Common Stock owned by (a) each director of the Company, (b) the Named Officers, (c) all directors and executive officers of the Company as a group, and (d) each person who is known by the Company to own beneficially more than 5% of the Common Stock. Unless otherwise indicated in the footnotes to the table, all stock is owned of record and beneficially by the persons listed in the table.

                                                                                   Number of Shares        Percentage of Common
                            Name and Addresses (1)                              Beneficially Owned (2)       Stock Outstanding
----------------------------------------------------------------------------- ---------------------------- ----------------------
  Directors and Officers
  James Berardo   Director                                                            172,520 (3)                     5.96%
  Paul Epstein   Director                                                             168,988 (4)                     5.87%
  James J. Goodman   Director                                                         462,000 (5)                    13.82%
  James W. Hobbs  President, Chief Executive                                          136,539 (6)                     4.60%
  David C. Mutch  Vice President of Sales and                                         35,773 (7)                      1.24%
  Patrick G. Phillipps  Vice President of                                             241,882 (8)                     8.37%
  Samuel M. Stein  Vice President of Finance, Chief Financial                         16,548 (9)                        *
  Thomas J. Vander Salm    Director                                                   72,700 (10)                     2.50%
  Louis C. Wallace    Director                                                        57,250 (11)                     1.97%

  All directors and executive officers as a group (9 persons)                          1,364,200                     39.66%

  Principal Stockholders
  Denton A. Cooley, MD                                                                  419,046                      14.55%

  G and G Diagnostics Fund, L.P. I and L.P. III                                               209,484                       7.27%

  Rita Kloots                                                                           155,100                       5.39%
  Box 1077
  Sturbridge, MA  01566
* Less than 1% (1) The mailing address of each of the Company's directors and executive officers is c/o Luxtec Corporation, 326 Clark Street, Worcester, Massachusetts, 01606-1214 (2) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. Shares of Common Stock subject to options or warrants exercisable as of October 31, 1999 (or exercisable within 60 days after such date), are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrant but are not outstanding for purposes of computing the percentage of any other person. (3) Includes 154,520 shares held by various trusts of which Mr. Berardo is a trustee and over which Mr. Berardo shares investment and voting control. Mr. Berardo disclaims beneficial ownership of such shares. Also includes 16,000 shares issuable upon exercise of stock options. (4) Includes 82,218 shares held by Mr. Epstein's wife, Mary Epstein. Mr. Epstein disclaims beneficial ownership of such shares. (5) Consists of shares issuable to Gemini Investors LLC ("Gemini"), upon exercise of a warrant to acquire shares of Common Stock. Mr. Goodman is president of Gemini. Mr. Goodman disclaims beneficial ownership of such shares. Also includes 12,000 shares issuable upon exercise of stock options. (6) Includes 89,384 shares issuable upon exercise of stock options. (7) Includes 14,750 shares issuable upon exercise of stock options. (8) Includes 106,905 shares beneficially owned Mr. Phillipps's wife, Janice B. Phillipps. Also includes 8,484 shares issuable upon exercise of stock options. (9) Includes 14,750 shares issuable upon exercise of stock options. (10) Includes 32,000 shares beneficially owned by the Vander Salm Family Trust, of which Mr. Vander Salm is a trustee and over which Mr. Vander Salm shares investment and voting control. Also includes 24,000 shares issuable upon exercise of stock options. (11) Includes 20,000 shares issuable upon exercise of stock options. ITEM 13. CERTAIN TRANSACTIONS Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Company. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. ("SSI"), a surgical distributor in ten (10) southeastern states. SSI is the largest single customer of the Company, representing approximately thirteen percent (17%) of net sales during fiscal 1999. SSI and the Company operate at arms length with a contract with terms and conditions substantially the same as the other domestic distributors of the Company's products. The Company expects that SSI will represent approximately the same percentage of net sales during fiscal 2000 as occurred during fiscal 1999. LUXTEC CORPORATION October 31, 1999 PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this report: 1. Consolidated Financial Statements Report of Independent Public Accountants Consolidated Balance Sheets as of October 31, 1998 and October 31, 1999. Consolidated Statements of Operations for the years ended October 31, 1997, October 31, 1998 and October 31, 1999. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1997, October 31, 1998 and October 31, 1999. Consolidated Statements of Cash Flows for the years ended October 31, 1997, October 31, 1998 and October 31, 1999. Notes to Consolidated Financial Statements 2. Financial Statement Schedules No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.
                                                           October 31, 1999
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
3C         Amendment dated August 9, 1984 to Articles of Organization                     3C*
3D         Amendment dated April 10, 1992 to Articles of Organization                     3D**
3E         Amendment dated October 20, 1995 to Articles of Organization              3E****
3F         Amendment dated October 20, 1995 to Articles of Organization              3F****
3G         Amendment dated September 16, 1996 to Articles of Organization              3G**********
3H         Certificate of Vote of Directors Establishing a Series of a Class of Stock,    3H**********
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
10T        Form of Subscription Agreement and Letter of Investment Intent            10T********
           between the Purchaser named therein and the Company
LUXTEC CORPORATION October 31, 1999
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

**********Previously filed as exhibit to the Corporation's Report on Form 10-K for fiscal year ended October 31, 1998.

LUXTEC CORPORATION

October 31, 1999

3. Exhibits (Continued) (b) Reports on Form 8-K: None. (c) Exhibits.
The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

(d) Financial Statement Schedules. Financial Data Schedule Exhibit 27

LUXTEC CORPORATION

October 31, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of Massachusetts, on the 29th day of January 2000. LUXTEC CORPORATION by s/James W. Hobbs James W. Hobbs, President Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:
Signature                            Title                                Date

s/James W. Hobbs                     President, Chief                     January 28, 2000
James W. Hobbs                       Executive Officer, Director

s/Samuel M. Stein                    Chief Financial Officer,        January 28, 2000
Samuel M. Stein                      Treasurer, Assistant Clerk

s/James Berardo                      Director                             January 28, 2000
James Berardo

s/Paul Epstein                       Director                             January 28, 2000
Paul Epstein

s/James J. Goodman                   Director                             January 28, 2000
James J. Goodman

s/Patrick G. Phillipps                     Director                             January 28, 2000
Patrick G. Phillipps

s/Thomas J. Vander Salm              Director                             January 28, 2000
Thomas J. Vander Salm

s/Louis C. Wallace                   Director                             January 28, 2000
Louis C. Wallace

Exhibits furnished pursuant to requirements

of FORM 10K

Exhibit Description Designation 2A Merger Agreement 2A**** 3A
Articles of Organization 3A* 3B Amendment dated March 30, 1982 to Articles of
Organization 3B* 3C Amendment dated August 9, 1984 to Articles of Organization
3C* 3D Amendment dated April 10, 1992 to Articles of Organization 3D** 3E
Amendment dated October 20, 1995 to Articles of Organization 3E**** 3F Amendment
dated October 20, 1995 to Articles of Organization 3F**** 3G Amendment dated
September 16, 1996 to Articles of Organization 3G********** 3H Certificate of
Vote of Directors Establishing a Series of a Class of Stock, 3H**********

           dated September 16, 1996
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
*Previously filed as exhibits to the Corporation's Registration Statement on Form S-18 SEC File No. 33-5514B declared effective on July 7, 1986.

**Previously filed as exhibit to the Corporation’s Report on Form 10-K for fiscal year ended October 31, 1993.

***Previously filed as exhibits to the Corporation’s Report on Form 10-Q for quarter ended July 31, 1994.

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

********Previously filed as exhibits to the Corporation’s Report on Form 10-Q for quarter ended July 31, 1996.

*********Previously filed as exhibit to the Corporation’s Report on Form 10-K for fiscal year ended October 31, 1996.

**********Previously filed as exhibit to the Corporation’s Report on Form 10-K for fiscal year ended October 31, 1998.

LUXTEC CORPORATION

October 31, 1999

EXHIBIT 21

Luxtec Corporation Subsidiaries

1. Cathtec, Inc., a Massachusetts Corporation. 2. Fiber Imaging Technologies, Inc., a Massachusetts Corporation. 3. CardioDyne, Incorporated, a Massachusetts Corporation.

EXHIBIT 23

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the use of our report and to all references to our Firm included in or made a part of this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 33-83510, 333-19087 and 333-19107). /s/Arthur Andersen LLP ARTHUR ANDERSEN LLP

Boston, MassachusettsJanuary
28, 2000