Form 10-Q
period 2000-01-31
LUXTEC CORP /MA/
filed 2000-03-16
CIK 793523

10

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended January 31, 2000

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

Yes __X__ No _____

Indicate the number of shares outstanding for each of the issuer’s classes of Common Stock, as of the latest practicable date.

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at March 9, 2000, was 2,880,061.

                                                          LUXTEC CORPORATION

                                                           TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------

Part I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.   Financial Statements

         Consolidated  Balance Sheets -
            January 31, 2000 and October 31, 1999                                        3

         Consolidated  Statements of Operations -
            Three months ended January 31, 2000 and January 31, 1999                     4

          Consolidated  Statements of Cash Flows -
            Three months ended January 31, 2000 and January 31, 1999                     5

          Notes to Consolidated  Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     8

Item 3.    Quantitative or Qualitative Disclosure About Market Risk                      9

Part II.          OTHER INFORMATION
                  -----------------

Item 1.    Legal Proceedings                                                            10

Item 5.    Other Information                                                            10

Item 6.    Exhibits and Reports on Form 8-K                                             12

Signatures                                                                              13

Luxtec Corporation and Subsidiaries

Consolidated olidated Balance Sheets

                                                        ASSETS
                                                                                        January 31        October 31
                                                                                           2000              1999
CURRENT ASSETS:
   Cash                                                                               $         2,755  $        18,333
   Accounts receivable, less reserves of approximately $193,000 and $247,000 in             1,653,024        2,284,648
   Inventories                                                                              2,441,878        2,010,134
   Prepaid expenses and other current assets                                                   56,435           38,915
                                                                                      ---------------  ---------------

         Total current assets                                                               4,154,092        4,352,030
                                                                                      ---------------  ---------------

PROPERTY AND EQUIPMENT, AT COST                                                             2,785,967        2,747,431

ACCUMULATED DEPRECIATION AND AMORTIZATION                                                  (2,263,777)      (2,225,976)
                                                                                      ---------------  ---------------

         Property and equipment, net                                                          522,190          521,455
                                                                                      ---------------  ---------------

OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY $126,000 AND                   174,933          179,018
                                                                                      ---------------  ---------------

         Total assets                                                                 $     4,851,215  $     5,052,503
                                                                                      ===============  ===============

                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Line of credit                                                                     $     2,150,708  $     2,148,457
   Current portion of equipment facility loan                                                 220,000          220,000
   Accounts payable                                                                           851,603          816,826
   Accrued expenses                                                                           274,514          489,285
                                                                                      ---------------  ---------------

         Total current liabilities                                                          3,496,825        3,674,568
                                                                                      ---------------  ---------------

TERM LOAN                                                                                     280,500          308,250
                                                                                      ---------------  ---------------

EQUIPMENT FACILITY LOAN, NET OF CURRENT PORTION                                               122,524          147,524
                                                                                      ---------------  ---------------

MINORITY INTEREST                                                                               1,450            1,450
                                                                                      ---------------  ---------------

COMMITMENTS

REDEEMABLE PREFERRED STOCK                                                                  1,332,576        1,312,576
                                                                                      ---------------  ---------------

STOCKHOLDERS' DEFICIT:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,880,061 shares in 2000 and 2,875,906 shares in 1999              28,801           28,759
   Additional paid-in capital                                                               8,166,478        8,179,252
   Accumulated deficit                                                                     (8,577,939)      (8,599,876)
                                                                                      ---------------  ---------------

         Total stockholders' deficit                                                         (382,660)        (391,865)
                                                                                      ---------------- ---------------

         Total liabilities and stockholders' deficit                                  $     4,851,215  $     5,052,503
                                                                                      ===============  ===============

See Notes to Consolidated Financial Statements.

LUXTEC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                THREE MONTHS ENDED
                                                                          January 31,      January 31,
                                                                              2000             1999
        -------------------------------------------------------------------------------------------------

        NET REVENUES                                                    $    1,979,394  $      2,360,657
        COST OF GOODS SOLD                                                   1,085,158         1,356,057
        -------------------------------------------------------------------------------------------------
        GROSS PROFIT                                                           894,236         1,004,600
        -------------------------------------------------------------------------------------------------

        OPERATING EXPENSES:
           Selling and marketing                                               313,414           467,327
           General and administrative                                          314,026           357,794
           Research and development                                            166,274           109,067
        -------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                               793,714           934,188
        -------------------------------------------------------------------------------------------------

        INCOME FROM OPERATIONS                                                 100,522            70,412

        OTHER EXPENSES, NET                                                   (78,584)          (54,115)
        -------------------------------------------------------------------------------------------------
        NET INCOME                                                      $       21,938  $         16,297
        =================================================================================================

        ACCRETION OF PREFERRED STOCK DIVIDENDS                                  20,000            20,000

        NET INCOME (LOSS) APPLICABLE
        TO COMMON STOCKHOLDERS                                          $        1,938  $        (3,703)
        =================================================================================================

        BASIC AND DILUTED INCOME (LOSS) PER SHARE APPLICABLE TO
        COMMON STOCKHOLDERS                                             $         0.00  $         (0.00)
        =================================================================================================

        WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                        -    Basic           2,880,061         2,872,149
                                                        -   Diluted          2,905,652         2,872,149
        See Notes to Consolidated  Financial Statements.
LUXTEC CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              THREE MONTHS ENDED
                                                                      January 31,            January 31,
                                                                         2000                    1999
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                         $         21,938      $           16,297
Adjustments to reconcile net income to
net cash provided by/(used) in operating activities
-
Depreciation and amortization                                                37,803                  33,721
Provision for uncollectible accounts receivable                            (54,000)                  15,000
Changes in current assets and liabilities:
     Accounts receivable                                                    685,624                 308,597
     Inventories                                                           (431,744)              (422,828)
     Prepaid expenses and other current assets                              (17,520)               (25,375)
     Accounts payable                                                        34,777                 201,509
     Accrued expenses                                                      (214,771)              (279,228)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
                                                                              62,107              (152,307)
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     (38,536)               (12,920)
     Decrease in other assets                                                 4,085                   7,325
-------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                       (34,451)                (5,595)
-------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit                               2,251                 129,126
     Repayments on equipment facility loan                                  (25,000)               (12,537)
     Repayments on term note                                                (27,750)                    -
     Issuance of common stock under employee stock purchase plan              7,265                   8,706
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED
BY FINANCING ACTIVITIES                                                    (43,234)                 125,295
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                        (15,578)               (32,607)

CASH, BEGINNING OF PERIOD                                                    18,333                 43,698

CASH, END OF PERIOD                                                $          2,755      $           11,091
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                                 $80,084                 $64,937
    ACCRETION OF DEBT DISCOUNT                                               $2,250                  $2,250

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                         $         20,000      $           20,000
=====================================================================================================================

See Notes to Consolidated  Financial Statements.

LUXTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Consolidated Financial Statements

The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see Form 10K for the year ending October 31, 1999 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the entire year.

        Certain amounts from the October 31, 1999 financial statements have been reclassified to conform with the current period’s presentation.

2) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                        January 31, 2000               October 31, 1999
         ----------------------------------------------------------------------------------------------

         Raw material                                    $1,090,139                      $1,417,670
         Work in process                                    327,936                          47,813
         Finished goods                                   1,023,803                         544,651
         ------------------------------------------------------------------------------------------
         Total                                           $2,441,878                      $2,010,134
         --------------------------------------------------------------------------------------

3) Debt

(a) Line of Credit
The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000, the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank’s prime rate (8.25% at January 31, 2000) plus .5%. Unused portions of the line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at January 31, 2000. At January 31, 2000, unused availability under the line of credit was approximately $152,000. The line of credit expires on March 31, 2001.

(b) Equipment Facility Loan
The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank’s prime rate (8.25% at January 31, 2000) plus .5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at January 31, 2000. The equipment facility loan expires on March 31, 2001. At January 31, 2000, the Company had outstanding borrowings of $222,524 under this agreement.

Luxtec Corporation and Subsidiaries

Notes LL>Notes to Consolidated Financial Statements (Continued)

January >January 31, 2000

(c) Term Loan
On March 31, 1997, the Company entered into a $500,000 term loan with a bank. The term loan bears interest at prime (8.25% at January 31, 2000) plus 1.0%. Principal payments are payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change, as defined.

In connection with the term loan, the Company issued warrants to the bank for the purchase of 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. The Company has valued these warrants using the Black-Scholes option pricing model at approximately $45,000, which has been recorded as a debt discount and is being accreted to interest expense over the payment term of 60 months. At January 31, 2000, there was $400,500 outstanding under this agreement, net of the remaining unamortized debt discount of $19,500. The term loan contains certain financial covenants, with which the Company was not in compliance at January 31, 2000.

4) Earnings per share

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
           ---------------------------------------------------- --------------------------------
                                                                      THREE MONTHS ENDED
           ---------------------------------------------------- --------------------------------
           ---------------------------------------------------- --------------- ----------------
                                                                  January 31      January 31
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
                                                                     2000            1999
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------

           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Basic weighted average shares outstanding                 2,880,061        2,872,149
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Weighted average common equivalent shares                    25,591              -
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Diluted weighted average shares outstanding               2,905,652        2,872,149
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------

           ---------------------------------------------------- --------------- ----------------

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

RESULTS OF OPERATIONS

        Net revenues for the three months ended January 31, 2000 were $1,979,394 compared to $2,360,657 for the same period in fiscal 1999, a decrease of 16.2%. The Company is planning to introduce a new generation of its basic products during the second quarter of fiscal 2000. This has had the effect of depressing first quarter revenues as distributors wait for the new product introductions.

        Gross profit was $894,236 or 45.2% of net sales for the three months ended January 31, 2000 compared to $1,004,600 or 42.6% of net sales for the same period in fiscal 1999. The higher margin percentage was primarily the result of a favorable mix of product sales during the quarter, when compared to the same quarter last year.

        Selling expenses were $313,414 for the three months ended January 31, 2000 compared to $467,327 for the three months ended January 31, 1999, a decrease of 32.9%. The Company has continued its cost containment priorities and did not have a recurrence of the large printing effort when marketing brochures were redone in the first quarter of fiscal year 1999.

        Research and development expenditures were $166,274 for the three months ended January 31, 2000 compared to $109,067 for the three months ended January 31, 1999, an increase of 52.5%. The Company’s level of research and development effort on new and improved products has increased as the introduction of new products occurs.

General and administrative expenses were $314,026 for the three months ended January 31, 2000 compared to $357,794 for the three months ended January 31, 1999, a decrease of 12.2%, reflecting a continuation of cost containment priorities.

LIQUIDITY AND CAPITAL RESOURCES

        At January 31, 2000, the Company had working capital of $657,300 compared to $677,500 at October 31, 1999. Cash provided by operating activities was primarily the result of normal operations.

        On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank’s prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid at $10,000 per month beginning during May, 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended January 31, 2000.

        The principal source of short-term borrowings during the quarter was a secured $2,500,000 revolving credit agreement. At January 31, 2000, the credit line borrowings balance was approximately $2,150,700. The interest rate on the credit line at the end of the fiscal quarter was 8.75%. At January 31, 2000, unused availability under the revolving credit agreement was approximately $152,000. The line of credit expires on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended January 31, 2000.

LUXTEC CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

        The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future. The Corporation is required to redeem Preferred Stock on January 1, 2001, with a balance of approximately $1,332,600 at January 31, 2000 (with additional dividends accruing at 8% per year). The Corporation does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement.

ITEM 3. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Corporation's market risk exposure relates to outstanding debt. The balance of outstanding bank debt at March 31, 2000 is approximately $2,759,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

LUXTEC CORPORATION

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 5. Other Information

        When used in this Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption “Risk Factors and Cautionary Statements” below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

        The Company will NOT undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   Risk Factors and Cautionary Statements

o          The Company's revenues and income are derived primarily from the sale of medical devices.  The medical device industry is highly competitive.  Such competition could negatively impact the Company's market share and therefore reduce the Company's revenues and income.

o          Another result of competition could be the reduction of average unit prices paid for the Company's products.  This could have the impact of reducing the percentage of profit margin available to the Company for its product sales.

o          The Company's future operating results are dependent on its ability to develop, produce and market new and innovative products and services.  There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services that meet customers' needs.

o          Historically, the Company's operating results have varied from fiscal period to fiscal period; accordingly, the Company's financial results in any particular fiscal period are not necessarily indicative of results for future periods.

o          The Company offers a broad variety of products and services to customers around the world.  Changes in the mix of products and services comprising revenues could cause actual operating results to vary from those expected.

                                                          LUXTEC CORPORATION

                                                      PART II. OTHER INFORMATION

ITEM 5.  (Continued)

o          The Company's success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

o          The Company operates in a highly competitive environment and in a highly competitive industry, which includes significant competitive pricing pressures and intense competition for skilled employees.

o          The Company offers its products and services directly and through indirect distribution channels.  Changes in the financial condition of, or the Company's relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

o          The Company does business worldwide in over 50 countries.  Global and/or regional economic factors and potential changes in laws and regulations affecting the Company's business, including without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could impact the Company's financial condition or future results of operations.

o          The market price of the Company's securities could be subject to fluctuations in response to quarter to quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Company.

LUXTEC CORPORATION

PART II. OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K (a) Exhibits No Exhibits were required to be filed. (b) Reports on Form 8-K No reports on Form 8-K were required to be filed during the quarter ended January 31, 2000.

LUXTEC CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LUXTEC CORPORATION

(Registrant)

03/16/2000 _____ _s/Samuel M. Stein________ ------------- ------------------------ Date Samuel M. Stein Chief Financial Officer (Principal Accounting Officer and Duly Authorized Executive Officer)