Form 10-Q
period 2000-04-30
LUXTEC CORP /MA/
filed 2000-06-14
CIK 793523

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One) [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended April 30, 2000

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

(508) 856-9454

(Registrant's telephone number, including area code)

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

The number of shares outstanding of registrant’s common stock, par value $.01 per share, at June 9, 2000, was 2,880,061.

                                                          LUXTEC CORPORATION

                                                           TABLE OF CONTENTS

                                                                                                       Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated Condensed Balance Sheets -
                       April 30, 2000 and October 31, 1999                               3

         Consolidated Condensed Statements of Operations -
               Six  months ended April 30, 2000 and April 30, 1999                       4

          Consolidated Condensed Statements of Cash Flows -
               Six  months ended April 30, 2000 and April 30, 1999                       5

          Notes to Consolidated Condensed Financial Statements                           6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                            10

Item 4.    Submission of matters to a vote of security holders                          10

Item 5.    Other Information                                                            10

Item 6.    Exhibits and Reports on Form 8-K                                             12

Signatures                                                                              13

                                                      Consolidated Balance Sheets

                                                        Assets
                                                                                         April 30         October 31
                                                                                           2000              1999
                                                                                        (Unaudited)
Current Assets:
   Cash                                                                                      $102,086  $        18,333
   Accounts receivable, less reserves of approximately $112,000 and $291,000 in             2,367,879        2,284,648
   Inventories                                                                              2,293,299        2,010,134
   Prepaid expenses and other current assets                                                   75,365           38,915

         Total current assets                                                               4,838,629        4,352,030

Property and Equipment, at cost                                                             2,791,020        2,747,431

Accumulated Depreciation and Amortization                                                  (2,303,408)      (2,225,976)

         Property and equipment, net                                                          487,612          521,455

Other Assets, net of accumulated amortization of approximately $132,000 and                   167,634          179,018

         Total assets                                                                    $  5,493,875  $     5,052,503

                                                 Liabilities and Stockholders' Deficit

Current Liabilities:
   Line of credit                                                                     $     2,503,520  $     2,148,457
   Current portion of equipment facility loan and term loan                                   220,000          220,000
   Accounts payable                                                                         1,098,433          816,826
   Accrued expenses                                                                           330,370          489,285

         Total current liabilities                                                          4,152,323        3,674,568

Term Loan, Net of Current Portion                                                             252,750          308,250

Equipment Facility Loan, net of current portion                                                97,523          147,524

Minority Interest                                                                               1,450            1,450

Commitments

Redeemable Preferred Stock                                                                  1,352,572        1,312,576

Stockholders' Deficit:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,880,061 shares in 2000 and 2,875,906 shares in 1999              28,801           28,759
   Additional paid-in capital                                                               8,146,480        8,179,252
   Accumulated deficit                                                                     (8,538,024)      (8,599,876)

         Total stockholders' deficit                                                         (362,743)        (391,865)

         Total liabilities and stockholders' deficit                                      $ 5,493,875  $     5,052,503
                                                                                      ================
See Notes to Consolidated Financial Statements.
                                                   LUXTEC CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             (Unaudited)
                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                    April 30           April 30           April 30          April 30
                                                      2000               1999               2000              1999
------------------------------------------------------------------------------------------------------------------------

NET SALES                                       $    2,877,573  $        2,519,214   $      4,857,582  $      4,879,870
COST OF SALES                                        1,911,647           1,457,826          2,997,419         2,813,881
                                                                                                         ---------------
------------------------------------------------------------------------------------------------------
GROSS PROFIT                                           965,926           1,061,388          1,860,163         2,065,988
------------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                             399,706             491,371            713,119           958,697
   Research and development                            118,111             149,602            284,386           258,670
   General and administrative                          332,902             368,896            646,929           726,692
------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                               850,719           1,009,869          1,644,434         1,944,058
------------------------------------------------------------------------------------------------------------------------

INCOME FROM OPERATIONS                                 115,207             51,519             215,729
                                                                                                         121,930

INTEREST AND OTHER EXPENSES, NET                        (75,623)            (49,147)          (154,207)         (103,261)
------------------------------------------------------------------------------------------------------------------------

NET INCOME                                              39,584               2,372             61,522            18,669
ACCRETION OF PREFERRED STOCK DIVIDENDS
                                                        20,000              20,000             40,000            40,000
------------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                    $       19,584  $         (17,628) $          21,522   $       (21,331)
========================================================================================================================

=========================================================================================================================
BASIC NET INCOME/(LOSS) PER SHARE
=========================================================================================================================
DILUTED NET INCOME/(LOSS) PER SHARE
=========================================================================================================================

=========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
=========================================================================================================================
                                           - Basic   2,880,061         2,872,149           2,880,061           2,872,149
=========================================================================================================================
                                         - Diluted   2,951,737         2,872,149           2,910,197           2,872,149
=========================================================================================================================
See Notes to Consolidated Condensed Financial Statements.
                                        LUXTEC CORPORATION
                                            AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                                  April 30,      April 30,
                                                                                    2000            1999
--------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                                            61,522         18,669                                                                                                         $               $
   Adjustments to reconcile net income to  net cash
    provided by/(used in) operating activities -
      Depreciation and amortization                                                   77,432         67,442
      Provision for uncollectible accounts receivable                               (15,000)         30,000
     Changes in current assets and liabilities:
     Accounts receivable                                                            (68,231)        478,952
     Inventories                                                                    (283,165)
                                                                                                   (472,505)
     Prepaid expenses and other current assets                                       (36,450)       (60,914)
     Accounts payable and accrued expenses                                            122,692         37,315
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES                                 (141,200)         98,959
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (43,589)       (77,459)
     Change in other assets                                                            11,384         20,022
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (32,205)       (57,437)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments of)/borrowings of revolving line of credit                       355,063       (14,227)                                                  126,413
     Repayments of equipment facility loan                                           (50,001)       (19,863)
     Repayments of term note                                                         (55,500)       (20,000)
     Proceeds from common stock sold under employee stock purchase plan                 7,596          9,236
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/ (USED IN) FINANCING ACTIVITIES                                  257,158       (44,854)
--------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                   83,753        (3,332)

CASH, BEGINNING OF PERIOD                                                             18,333         43,698
                                                                                --------------  -------------

CASH, END OF PERIOD                                                           $      102,086                                                                                                                                        $
                                                                                                     40,366
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              CASH PAID FOR INTEREST                                       $152,207                $101,335

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                         $         40,000      $           40,000
=====================================================================================================================
    ACCRETION OF DEBT DISCOUNT                                               $4,500                  $4,500

=====================================================================================================================
See Notes to Consolidated Condensed Financial Statements.

LUXTEC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Consolidated Financial Statements The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see Form 10K for the year ending October 31, 1999 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the six months ended April 30, 2000, are not necessarily indicative of the results that may be expected for the entire year.

        Certain amounts from the October 31, 1999 financial statements have been reclassified to conform with the current period’s presentation.

2) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

                                                   April 30, 2000                     October 31, 1999

         Raw material                                $1,432,460                        $  1,417,670
         Work in process                                254,697                              47,813
         Finished goods                                 606,142                             544,651
         Total                                       $2,293,299                        $  2,010,134

3) Debt

(a) Line of Credit
The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000, the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank’s prime rate (8.50% at April 30, 2000) plus .5%. Unused portions of the line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at April 30, 2000. At April 30, 2000, the balance outstanding was approximately $2,503,500 and there was no unused availability under the line of credit. The line of credit expires on March 31, 2001.

(b) Equipment Facility Loan
The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank’s prime rate (8.50% at April 30, 2000) plus .5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at April 30, 2000. The equipment facility loan expires on March 31, 2001. At April 30, 2000, the Company had outstanding borrowings of $197,524 under this agreement.

Luxtec Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

April 30, 2000

(c) Term Loan
On March 31, 1997, the Company entered into a $500,000 term loan with a bank. The term loan bears interest at prime (8.50% at April 30, 2000) plus 1.0%. Principal payments are payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change, as defined.

In connection with the term loan, the Company issued warrants to the bank for the purchase of 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. The Company has valued these warrants using the Black-Scholes option pricing model at approximately $45,000, which has been recorded as a debt discount and is being accreted to interest expense over the payment term of 60 months. At April 30, 2000, there was $372,750 outstanding under this agreement, net of the remaining unamortized debt discount of $17,250. The term loan contains certain financial covenants, with which the Company was not in compliance at April 30, 2000.

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
------------------------------------------------------ ----------------------------- -------------------------
                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
------------------------------------------------------ ----------------------------- -------------------------
------------------------------------------------------ ------------- --------------- ------------ ------------
                                                         April 30       April 30      April 30     April 30
------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------
                                                           2000           1999          2000         1999
------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------

------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------
Basic weighted average shares outstanding                 2,880,661       2,872,149    2,880,061    2,872,149
------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------
Weighted average common equivalent shares                    35,076        -              30,136       -
------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------
Diluted weighted average shares outstanding               2,951,737       2,872,149    2,910,197    2,872,149
------------------------------------------------------ ------------- --------------- ------------ ------------
------------------------------------------------------ ------------- --------------- ------------ ------------

------------------------------------------------------ ------------- --------------- ------------ ------------

LUXTEC CORPORATION

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

RESULTS OF OPERATIONS

        Net revenues for the three months ended April 30, 2000 were $2,877,573 or 14.2% greater than the $2,519,214 reported for the same period in fiscal 1999. For the six months ended April 30, 2000 net revenues decreased 0.5% to $4,857,582 from $4,879,870 reported for the same period last year. The second quarter sales growth included the initial shipments of the Company’s new headlight system – the Ultralite PlusTM.

        Cost of sales for the three months ended April 30, 2000 were $1,911,647 or 66.4% of net revenues, compared to $1,457,826 or 57.9% of net revenues for the same period in fiscal 1999. For the six month period ended April 30, 2000, cost of sales were $2,997,419 or 61.7% of net revenues compared with $2,813,881 or 57.7% of net revenues for the same period in fiscal 1999. Cost of sales as a percentage of net revenues were higher during the first two quarters, as compared to the same periods in fiscal 1999, primarily because of higher costs related to the introduction of the new product.

        Gross profit was $965,926 or 33.6% of net revenues compared to $1,061,388 or 42.1% of net revenues for the same period in fiscal 1999. For the six month period ended April 30, 2000 gross profit was $1,860,163 or 38.3% of net revenues compared to $2,065,988 or 42.3% of net revenues for the same period in fiscal 1999. The margin percentage for the six month period decreased primarily due to higher costs related to the new product introduction and increased discounting related to increased compeitive selling price pressures.

        Selling and marketing expenses were $399,706 for the three months ended April 30, 2000 compared to $491,371 for the same period in fiscal 1999, a decrease of 18.4%. For the six month period ended April 30, 2000 selling and marketing expenses were $713,119 compared with $958,697 for the same period in fiscal 1999, a decrease of 25.6%. Marketing cost reduction efforts resulted in lower promotion costs during fiscal 2000.

        Research and development expenditures were $118,111 for the three months ended April 30, 2000 compared to $149,602 for the same period in fiscal 1999, a decrease of 21.0%. For the six month period ended April 30, 2000 research and development expenditures were $284,386 compared with $258,670 for the same period in fiscal 1999, an increase of 9.9%. The increase for the first half of fiscal 2000 is the result of a continuing effort to improve existing products and introduce new products.

        General and administrative expenses were $332,902 for the three months ended April 30, 2000, compared to $368,896 for the same period in fiscal 1999, representing a decrease of 9.8%. For the six months ended April 30, 2000 general and administrative expenses totaled $646,929 compared to $726,692 during the same period in fiscal 1999, a decrease of 11.0%. The decrease is primarily the result of reduced personnel levels and the deferral of costs for the annual report and meeting.

LUXTEC CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. (Continued)

        Interest and other expenses were $75,623 for the three months ended April 30, 2000 compared to $49,147 for the same period in fiscal 1999, an increase of 53.9%. For the six months ended April 30, 2000, interest and other expenses were $154,207 compared to $103,261 for the same period in fiscal 1999, an increase of 49.3%. The increases were the result of an increase in the prime rate, higher average borrowing balances and the payment of charges for covenant violations in fiscal 2000, compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At April 30, 2000, the Company had working capital of $686,300 compared to $677,500 at October 31, 1999. Cash provided by operating activities was primarily the result of normal operations.

        On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank’s prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid at $10,000 per month beginning during May 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended April 30, 2000.

        The principal source of short-term borrowings during the quarter was a secured $2,500,000 revolving credit agreement. At April 30, 2000, the credit line borrowings balance was approximately $2,503,500. The interest rate on the credit line at the end of the fiscal quarter was 9.00%. At April 30, 2000, there was no unused availability under the revolving credit agreemeement. The line of credit expires on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended April 30, 2000.

        The Corporation anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future. The Corporation is required to redeem Preferred Stock on January 1, 2001, with a balance of approximately $1,352,600 at April 30, 2000 (with additional dividends accruing at 8% per year). The Corporation does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement.

ITEM 3. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Corporation's market risk exposure relates to outstanding debt. The balance of outstanding bank debt at April 30, 2000 is approximately $3,074,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

LUXTEC CORPORATION

PART II. OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 5. Other Information

        When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, or in the Company’s press releases or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including those discussed under the caption “Risk Factors and Cautionary Statements” below, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed below could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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
(b) Reports on Form 8-K No reports on Form 8-K were required to be filed during the quarter ended April 30, 2000.

LUXTEC CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                                          LUXTEC CORPORATION
                                                             (Registrant)

         _________________                                    /s/Samuel M. Stein
         Date                                                 Samuel M. Stein
                                                              Chief Financial Officer
                                                             (Principal Accounting Officer and Duly
                                                              Authorized Executive Officer)