Form 10-Q
period 2000-07-31
LUXTEC CORP /MA/
filed 2000-09-14
CIK 793523

                                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at September 8, 2000, was 2,885,022.
                                                LUXTEC CORPORATION

                                                 TABLE OF CONTENTS

                                                                                                       Page No.

Part I.           FINANCIAL INFORMATION

Item 1.   Financial Statements

         Consolidated  Balance Sheets -
                       July 31, 2000 and October 31, 1999                                3

                     Consolidated  Statements of Operations -
                       Nine and three months ended July 31, 2000 and July 31, 1999       4

          Consolidated  Statements of Cash Flows -
               Nine months ended July 31, 2000 and July 31, 1999                         5

          Notes to Consolidated  Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     8

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                            10

Item 5.    Other Information                                                            11

Item 6.    Exhibits and Reports on Form 8-K                                             12

Signatures                                                                              13
                                        Luxtec Corporation and Subsidiaries
                                            Consolidated Balance Sheets

                                                        Assets
                                                                                          July 31         October 31
                                                                                           2000              1999
                                                                                        (Unaudited)
Current Assets:
                                                                                      $
   Cash                                                                               -                  $       18,333
   Accounts receivable, less reserves of approximately $135,000 and $291,000 in               2,125,723       2,284,648
   Inventories                                                                                2,656,951       2,010,134
   Prepaid expenses and other current assets                                                    104,229          38,915

         Total current assets                                                                 4,886,903       4,352,030

Property and Equipment, at cost                                                               2,792,689       2,747,431

Accumulated Depreciation and Amortization                                                   (2,341,319)      (2,225,976)

         Property and equipment, net                                                            451,370         521,455

Other Assets, net of accumulated amortization of approximately $138,000 and                     160,314         179,018

         Total assets                                                                      $  5,498,587  $    5,052,503

                                       Liabilities and Stockholders' Deficit

Current Liabilities:
   Line of credit                                                                            $2,461,690  $    2,148,457
   Current portion of equipment facility loan and term loan                                     220,000         220,000
   Accounts payable                                                                           1,298,220         816,826
   Accrued expenses                                                                             175,875         489,285

         Total current liabilities                                                            4,155,785       3,674,568

Term Loan, Net of Current Portion                                                               230,000         308,250

Equipment Facility Loan, net of current portion                                                  72,523         147,524

Minority Interest                                                                                 1,450           1,450

Redeemable Preferred Stock                                                                    1,391,330       1,312,576

Stockholders' Deficit:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,885,022 shares in 2000 and 2,875,906 shares in 1999                28,801          28,759
   Additional paid-in capital                                                                 8,107,722       8,179,252
   Accumulated deficit                                                                      (8,489,024)      (8,599,876)

         Total stockholders' deficit                                                          (352,501)        (391,865)

         Total liabilities and stockholders' deficit                                        $ 5,498,587  $    5,052,503
                                                                                      ================== ===============

See Notes to Consolidated  Financial Statements.
                                                  LUXTEC CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    July 31           July 31            July 31           July 31
                                                     2000               1999              2000               1999
-----------------------------------------------------------------------------------------------------------------------

NET SALES                                      $    2,423,041  $        2,404,730   $     7,280,623   $      7,284,600
COST OF SALES                                       1,551,873           1,539,513         4,549,292          4,353,394
                                                                                                        ---------------
----------------------------------------------------------------------------------------------------
GROSS PROFIT                                          871,168             865,217         2,731,331          2,931,206
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
   Selling                                            364,379             523,595         1,077,498          1,482,292
   Research and development                            51,626             170,788           336,012            429,458
   General and administrative                         333,990             459,308           993,814          1,186,000
-----------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                              749,995           1,153,691         2,407,324          3,097,750
-----------------------------------------------------------------------------------------------------------------------

INCOME/(LOSS)
FROM OPERATIONS                                       121,173           (288,474)           324,007          (166,544)

OTHER EXPENSES, NET                                  (72,175)            (72,263)         (213,487)          (175,524)
-----------------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                      48,998           (360,737)           110,520          (342,068)
ACCRETION OF PREFERRED STOCK DIVIDENDS
                                                       38,758              20,000            78,754             60,000
-----------------------------------------------------------------------------------------------------------------------
NET INCOME/(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS                                   $       10,240  $        (380,737) $          31,766   $      (402,068)
=======================================================================================================================

========================================================================================================================
BASIC NET INCOME/(LOSS) PER SHARE
========================================================================================================================
DILUTED NET INCOME/(LOSS) PER SHARE
========================================================================================================================

========================================================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
========================================================================================================================
                                          - Basic   2,880,061        2,867,592            2,880,061           2,858,998
========================================================================================================================
                                        - Diluted   2,894,402        3,141,425            2,904,634           2,900,786
========================================================================================================================

See Notes to Consolidated Financial Statements.
                                        LUXTEC CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                  July 31,        July 31,
                                                                                    2000            1999
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income/(loss)                                                             $       110,520 $    (342,068)
  Adjustments to reconcile net income/(loss) to
      net cash (used in)/provided by operating activities -
         Depreciation and amortization                                                115,343         99,694
         Provision for uncollectible accounts receivable                               23,150         19,081
  Changes in current assets and liabilities:
          Accounts receivable                                                         135,775        594,194
          Inventories                                                               (646,817)      (432,691)
          Prepaid expenses and other current assets                                  (65,314)       (77,085)
          Accounts payable and accrued expenses                                       167,986        192,598
--------------------------------------------------------------------------------------------------------------
NET (USED IN)/CASH PROVIDED BY OPERATING ACTIVITIES                                 (159,357)         53,723
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                              (45,258)      (121,014)
     Decrease in other assets                                                          18,704         32,930
--------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                (26,554)       (88,084)
--------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on revolving line of credit                                       313,233         29,352                                                 (10,730)
     (Repayments)/advances of equipment facility loan                                (75,000)          8,006
     Repayments of term note                                                         (78,250)
     Proceeds from common stock sold under employee stock purchase plan                 7,596          9,237
--------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             167,578         46,595
--------------------------------------------------------------------------------------------------------------

NET (DECREASE)/INCREASE IN CASH                                                      (18,333)         12,234

CASH, BEGINNING OF PERIOD                                                              18,333         43,698
                                                                                --------------  -------------

CASH, END OF PERIOD                                                           $           -           55,932
==============================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                                    $        78,754  $      60,000
=============================================================================================================
    ACCRETION OF DEBT DISCOUNT                                                $         2,250  $       6,750

See Notes to Consolidated  Financial Statements.

LUXTEC CORPOATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) Basis of Presentation of Consolidated Financial Statements The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see Form 10 K for the year ending October 31, 1999 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the nine months ended July 31, 2000, are not necessarily indicative of the results that may be expected for the entire year.

        Certain amounts from the October 31, 1999 financial statements have been reclassified to conform with the current period’s presentation.

2) Inventories

        Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out (FIFO) method and includes materials, labor and manufacturing overhead. Inventories are as follows:

         Raw material                                $1,554,942                        $  1,417,670
         Work in process                                414,862                              47,813
         Finished goods                                 687,147                             544,651
         Total                                       $2,656,951                        $  2,010,134
3) Debt (a) Line of Credit The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000, the total line committed or certain percentages of accounts receivable and inventory, as defined. Borrowings bear interest at the bank's prime rate (9.00% at July 31, 2000) plus .5%. Unused portions of the line of credit accrue a fee at an annual rate of .25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at July 31, 2000. At July 31, 2000, the balance outstanding was approximately $2,462,000 and there was approximately $38,000 of unused availability under the line of credit. The line of credit expires on March 31, 2001. On August 9, 2000, the Economic Stabilization Trust (EST) of the Corporation for Business, Work and Learning, an agency of the Commonwealth of Massachusetts, approved an incremental working capital guarantee in the amount of $400,000. The Company will have an additional overadvance available from Fleet Bank for that amount for a period of 18 months after the closing date. The guarantee fee to be paid to EST will be three percent of the amount of the total amount guaranteed ($400,000). (b) Equipment Facility Loan The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank's prime rate (9.00% at July 31, 2000) plus .5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at July 31, 2000. The equipment facility loan expires on March 31, 2001. At July 31, 2000, the Company had outstanding borrowings of $172,523 under this agreement. Luxtec Corporation and Subsidiaries Notes to Consolidated Financial Statements (Continued) July 31, 2000 (c) Term Loan The Company has a $500,000 term loan with a bank. The term loan bears interest at prime (9.00% at July 31, 2000) plus 1.0%. Principal payments are payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (a) March 31, 2002, (b) the date of an equity infusion or (c) the date of a management change, as defined. In connection with the term loan, the Company issued warrants to the bank for the purchase of 44,000 shares of common stock at an exercise price of $3.00 per share, expiring on March 31, 2002. The Company has valued these warrants using the Black-Scholes option pricing model at approximately $45,000, which has been recorded as a debt discount and is being accreted to interest expense over the payment term of 60 months. At July 31, 2000, there was $335,000 outstanding under this agreement, net of the remaining unamortized debt discount of $15,000. The term loan contains certain financial covenants, with which the Company was not in compliance at July 31, 2000. 4) Earnings per share Basic net income/(loss) per share was determined by dividing net income/(loss) applicable to common stockholders by the weighted average common shares outstanding during the period. Diluted net income/(loss) per share was determined by dividing net income/(loss) by diluted weighted average shares outstanding. Diluted weighted average shares reflect the dilutive effect, if any, of common equivalent shares. Common equivalent shares include common stock options and warrants to the extent their effect is dilutive, based on the treasury stock method. The calculation of diluted earnings per share for the fiscal 2000 period excludes options to purchase 507,660 shares of common stock and warrants to purchase 888,171 shares of common stock, as the effects are antidilutive.
---------------------------------------------------- --------------------------------- -----------------------------
                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
---------------------------------------------------- --------------------------------- -----------------------------
---------------------------------------------------- ------------------ -------------- --------------- -------------
                                                          July 31          July 31        July 31        July 31
---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------
                                                           2000             1999            2000           1999
---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------

---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------
Basic weighted average shares outstanding                    2,880,061      2,867,592       2,880,061     2,858,998
---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------
Weighted average common equivalent shares                       14,341        273,833          24,573        41,788
---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------
Diluted weighted average shares outstanding                  2,894,402      3,141,425       2,904,634     2,900,786
---------------------------------------------------- ------------------ -------------- --------------- -------------
---------------------------------------------------- ------------------ -------------- --------------- -------------

---------------------------------------------------- ------------------ -------------- --------------- -------------

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

RESULTS OF OPERATIONS

        Net revenues for the three months ended July 31, 2000 were $2,423,041, an increase of 0.8% from the $2,404,730 reported for the same period in fiscal 1999. For the nine months ended July 31, 2000 net revenues decreased 0.1% to $7,280,623 from $7,284,600 reported for the same period last year.

        Cost of sales for the three months ended July 31, 2000 was $$1,551,873 or 64.0% of net revenues compared with $1,539,513 or 64.0% of net revenues for the same period in fiscal 1999. For the nine month period ended July 31, 2000, cost of sales was $4,549,292 or 62.5% of net revenues compared to $4,353,394 or 59.8% of net revenues for the same period in fiscal 1999. The increase in cost of sales as a percentage of net revenues was primarily a result of lower average unit selling prices resulting from competitive pressures.

        Gross profit was $871,168 or 36.0% of net revenues for the quarter ended July 31, 2000, compared to $865,217 or 36.0% of net revenues for the same period in fiscal 1999. For the nine month period ended July 31, 2000 gross profit was $2,731,331 or 37.5% of net revenues compared to $2,931,206 or 40.2% of net revenues for the same period in fiscal 1999. The decreased margin percentage was primarily due to the effects of increased price competition.

        Selling and marketing expenses were $364,379 for the three months ended July 31, 2000 compared to $523,595 for the same period in fiscal 1999, a decrease of 30.4%. For the nine month period ended July 31, 2000 selling and marketing expenses were $1,077,498 compared with $1,482,292 for the same period in fiscal 1999, a decrease of 27.3%. The decrease primarily resulted from marketing cost reduction efforts resulting in lower trade show and other costs during fiscal 2000.

        Research and development expenditures were $51,626 for the three months ended July 31, 2000 compared to $170,788 for the same period in fiscal 1999, a decrease of 69.8%. For the nine month period ended July 31, 2000 research and development expenditures were $336,012 compared with $429,458 for the same period in fiscal 1999, a decrease of 21.8%. The change in research and development expenditures was a result of the Company completing a major development project during the first quarter of fiscal 2000, with a resultant decrease in expenditures during the second and third quarters of fiscal 2000.

        General and administrative expenses were $333,991 for the three months ended July 31, 2000 compared to $459,308 for the same period in fiscal 1999, representing a decrease of 27.3%. For the nine months ended July 31, 2000 general and administrative expenses totaled $993,814 compared to $1,186,000 during the same period in fiscal 1999, a decrease of 16.2%. The decrease primarily resulted from lowered salary related costs and a reduction of investment banking costs in fiscal 2000 as compared to fiscal 1999.

LUXTEC CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 2. (Continued)

        Interest and other expenses were $72,175 for the three months ended July 31, 2000 compared to $72,263 for the same period in fiscal 1999. For the nine months ended July 31, 2000 interest and other expenses were $213,487 compared to $175,524 for the same period in fiscal 1999, an increase of 21.6%. The increase for the nine month period was due to higher average credit lines and higher interest rates in fiscal 2000 compared to fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

        At July 31, 2000, the Company had working capital of $731,118 compared to $677,462 at October 31, 1999. Cash provided by or used in operating activities was primarily the result of normal operations.

        On April 3, 1997, the Company received $500,000 from a new term loan agreement with a bank. Borrowings bear interest at the bank’s prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Company. Principal repayment is to be repaid at $10,000 per month beginning during May 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended July 31, 2000.

        The principal source of short-term borrowings during the quarter was a secured $2,500,000 revolving credit agreement. At July 31, 2000, the credit line borrowings balance was approximately $2,462,000. The interest rate on the credit line at the end of the fiscal quarter was 9.50%. At July 31, 2000, there was approximately $38,000 of unused availability under the revolving credit agreement. The line of credit expires on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Company was not in compliance with the covenants for the quarter ended July 31, 2000.

        The Company anticipates that its current cash requirements will be satisfied by cash flow from existing operations and the continuation of its revolving credit arrangement with a bank, although the Company is considering raising additional debt or equity in the near future. The Company is required to redeem Preferred Stock on January 1, 2001, with a balance of approximately $1,391,330 at July 31, 2000 (with additional dividends accruing at 8% per year). The Company does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement.

        On August 9, 2000, the Economic Stabilization Trust (EST) of the Corporation for Business, Work and Learning, an agency of the Commonwealth of Massachusetts, approved an incremental working capital guarantee in the amount of $400,000. The Company will have an additional overadvance available from Fleet Bank in that amount for 18 months after the closing date. The guarantee fee to EST will be three percent of the amount of the total amount guaranteed.

ITEM 3. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Company's market risk exposure relates to outstanding debt. The balance of outstanding bank debt at July 31, 2000 is approximately $2,984,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

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

   Risk Factors and Cautionary Statements

o The Company’s revenues and income are derived primarily from the sale of medical devices. The medical device industry is highly competitive. Such competition could negatively impact the Company’s market share and therefore reduce the Company’s revenues and income.

o Another result of competition could be the reduction of average unit prices paid for the Company's products. This could have the impact of reducing the percentage of profit margin available to the Company for its product sales.

o The Company’s future operating results are dependent on its ability to develop, produce and market new and innovative products and services. There are numerous risks inherent in this complex process, including rapid technological change and the requirement that the Company bring to market in a timely fashion new products and services that meet customers’ needs.

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

LUXTEC CORPORATION

PART II. OTHER INFORMATION ITEM 5. (Continued)

o The Company’s success is partly dependent on its ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner; capacity or supply constraints, as well as purchase commitments, could adversely affect future operating results.

o The Company operates in a highly competitive environment and in a highly competitive industry, which includes significant competitive pricing pressures and intense competition for skilled employees.

o The Company offers its products and services directly and through indirect distribution channels. Changes in the financial condition of, or the Company’s relationship with, distributors and other indirect channel partners, could cause actual operating results to vary from those expected.

o The Company does business worldwide in over 50 countries. Global and/or regional economic factors and potential changes in laws and regulations affecting the Company’s business, including, without limitation, currency exchange rate fluctuations, changes in monetary policy and tariffs, and federal, state and international laws regulating the environment, could have a material adverse impact on the Company’s financial condition or future results of operations.

o The market price of the Company’s securities could be subject to fluctuations in response to quarter to -quarter variations in operating results, market conditions in the medical device industry, as well as general economic conditions and other factors external to the Company.

                                            PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K

         (a)  Exhibits
                  Exhibit    Description                               Designation

                      27     Financial Data Schedule                 27

         (b)  Reports on Form 8-K
                 No reports on Form 8-K were required to be filed during the quarter ended
                  July 31, 2000.

                                                LUXTEC CORPORATION

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                LUXTEC CORPORATION
                                                   (Registrant)

         09/14/00_  _________                                 s/ Samuel M. Stein________
         Date                                                 Samuel M. Stein
                                                              Chief Financial Officer
                                                              (Principal Accounting Officer and Duly
                                                              Authorized Executive Officer)