Form 10-K
period 2000-10-31
LUXTEC CORP /MA/
filed 2001-02-13
CIK 793523

                                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 31, 2000
     [No fee Required]
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

                                          99 Hartwell Street - West Boylston, Massachusetts - 01583
                                                   (Address of principal executive offices)              (Zip code)

                                          Registrant's telephone number, including area code:
                                                            (508) 835-9700

                                      Securities registered pursuant to Section 12(b) of the Act:
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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant was negligible based on the lack of a public trading exchange listing as of January 15, 2001.

As of January 15, 2001, 2,888,774 shares of Common stock, $.01 par value, were issued and outstanding.

       Documents Incorporated by Reference                                Form 10-K Reference
Luxtec Information Statement of January 19, 2001,                             Items 1, 10, 11, 12
       filed pursuant to Rule 14f-1 of the Act
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

Luxtec Corporation, a Massachusetts corporation (the “Corporation” or “Luxtec”), was organized in November 1981, and is engaged in the design, manufacture, marketing and distribution of fiber optic headlight and video camera systems, light sources, cables, retractors, surgical and other custom made surgical equipment for the medical and dental industries.

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

The Corporation maintains its principal executive offices and facilities at 99 Hartwell Street, West Boylston, Massachusetts 01583, and its telephone number is (508) 835-9700. Recent Developments

On November 27, 2000, Luxtec entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PrimeSource Surgical, Inc., a Delaware corporation (“PrimeSource”), and Laser Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of Luxtec (“Merger Sub”), pursuant to which, at the effective time of the transactions contemplated by the Merger Agreement (the “Effective Time”), Merger Sub will be merged with and into PrimeSource (the “Merger”), with PrimeSource as the surviving corporation of the Merger as a wholly-owned subsidiary of Luxtec. The merger closing date is forecast to be in late February or March, 2001.

PrimeSource, a privately held Delaware corporation, is one of the nation’s leading specialty medical products sales, marketing and service organizations. PrimeSource sells a broad portfolio of specialty medical products primarily to hospitals and surgery centers throughout the United States. PrimeSource represents key manufacturers of specialty medical products and services by consolidating processes in the highly fragmented specialty medical products marketplace.

PrimeSource maintains its principal executive offices at 3700 East Columbia Street, Suite 100, Tucson, Arizona, 85714, and its telephone number is (520) 512-1100.

dissenters’ rights
have been exercised in accordance with the Delaware General Corporation Law:

        o
each share of PrimeSource common stock will automatically be converted into a fraction of a share of the common stock, par value $0.01 per share, of Luxtec
(“Luxtec Common Stock”), equal to the Exchange Ratio (as defined in the Merger Agreement);

        o
each share of PrimeSource Series A Preferred Stock, Series B-1 Preferred Stock
and Series B-2 Preferred Stock will automatically be converted into a fraction of a share of Series B Preferred Stock, par value $1.00 per share, of Luxtec
(“Luxtec Series B Preferred Stock”), equal to the Preferred Exchange
Ratio (as defined in the Merger Agreement);

        o
each share of PrimeSource Series B-3 Preferred Stock, Series C Convertible
Preferred Stock and Series C-2 Convertible Preferred Stock will automatically be converted into a fraction of a share of Series C Preferred Stock, par value
$1.00 per share, of Luxtec (“Luxtec Series C Preferred Stock”), equal to the Preferred Exchange Ratio;

        o
each share of PrimeSource Series C-3 Convertible Preferred Stock will automatically be converted into a fraction of a share of Series D Preferred
Stock, par value $1.00 per share, of Luxtec (“Luxtec Series D Preferred
Stock” and, together with Luxtec Common Stock, Luxtec Series B Preferred
Stock and Luxtec Series C Preferred Stock, “Luxtec Capital Stock”),
equal to the Preferred Exchange Ratio; and

        o
each share of PrimeSource preferred stock (other than those described in (ii)
and (iii) above), if any, issued subsequent to the date of the Merger Agreement and outstanding prior to the Effective Time will automatically be converted into a fraction of a share of Luxtec preferred stock with terms substantially similar to such PrimeSource preferred stock equal to the quotient obtained by dividing
(A) the Exchange Ratio by (B) the number of shares of Luxtec Common Stock into which such share of Luxtec preferred stock is convertible.
Each share of Luxtec Series B Preferred Stock, Luxtec Series C Preferred Stock and Luxtec Series D Preferred Stock will be convertible, subject to certain limitations, into twenty-five shares of Luxtec Common Stock. Assuming the conversion of all currently outstanding shares of PrimeSource Capital Stock into Luxtec Capital Stock pursuant to the terms of the Merger Agreement, following the Merger, the holders of PrimeSource Capital Stock will own Luxtec Capital Stock representing approximately 75% of the voting power of the then outstanding Luxtec Capital Stock. Background and Technology Fiber Optics Fiber optics allow for the transmission, element by element, of a light or image from one place to another through a flexible conduit. Fiber optic technology permits the drawing of high quality optical glass rods and tubes into flexible fibers, each coated with a “jacket” (a film of an organic silicon), that protects the fibers from abrasion. This provides for an improved ability to bend and transmit light and images to and from inaccessible places.

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

Marketing and Sales

The Corporation’s customers for its fiber optic and illumination products are acute care hospitals, clinics, surgi - centers, and surgeons. An estimated 60,000 surgeons use the Corporation’s products, on a worldwide basis. The Corporation’s products provide illumination and magnification used during the surgical procedure.

The Corporation distributes its fiber optic and illumination products through regional specialty surgical distributors, supported by Luxtec field specialists as well as a customer support team located in the West Boylston facility. Internationally, Luxtec distributes through a network of local distributors. The Corporation currently has distributors in 26 countries.

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

Government Regulation

The Corporation’s products are subject to government regulation in the United States and other countries. In order to test clinically, produce and market products for human diagnostic or therapeutic use, the Corporation must comply with mandatory procedures and safety standards established by the United States Food and Drug Administration (“FDA”) and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of the Corporation’s products or that the length of time the process will require will not be extensive. The Corporation believes that its facility is in compliance with the Federal Food and Drug Administration requirements for “Good Manufacturing Practice.”

Major Customers

For the year ended October 31, 2000, three customers each accounted for more than 10% of the Corporation’s net revenues: Cardio Medical Products – 15%; Specialty Surgical Instruments – 13%; and PrimeSource – 12%.

Research and Development

The Corporation incurred approximately $382,000 of product development expenses in fiscal year 2000 compared to $567,000 in fiscal year 1999 and $523,000 in fiscal 1998. The decrease in expenses in this category was directly related to the completion of a major product line change during fiscal year 1999 and introduced during the first half of fiscal 2000.

Manufacturing and Suppliers The Corporation purchases components and materials from more than 300 vendors. The Corporation believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. The Corporation has no long-term contract with any supplier. Backlog

At October 31, 2000, the Corporation’s backlog was $444,000, compared to $685,000 at October 31, 1999. The Corporation generally ships branded products within three weeks of the receipt of an order from a customer. OEM products generally have longer lead times specified by the customer. The Corporation does not believe that its backlog accurately predicts the amount of quarterly or annual revenues.

Employees

As of October 31, 2000, the Corporation had 45 full time employees, of whom five are executive officers, five are engaged in supervisory capacities, 18 are in manufacturing and the remainder are involved in engineering, research and development, marketing and administration. None of the Corporation’s employees is covered by a collective bargaining agreement. The Corporation believes its employee relations are good.

Executive Officers

For information with respect to the Executive Officers of the Corporation, see the information on pages 12 through 15 of the Luxtec Information Statement filed on January 19, 2001, pursuant to Rule 14f-1 of the Exchange Act, in connection with the Corporation’s proposed merger with PrimeSource, which statement is incorporated herein by reference.

Item 2. Properties

The Corporation previously rented approximately 25,000 square feet at 326 Clark Street, Worcester, Massachusetts. As a result of a decision by the landlord not to negotiate a lease with the Corporation, the Corporation moved during November, 2000 to a new space of approximately 30,000 square feet in an adjoining town, at 99 Hartwell Street, West Boylston, Massachusetts, after negotiating a new five year lease, with a five year renewal option. The Corporation believes that its premises are sufficient for the Corporation’s current operations.

Item 3. Legal Proceedings

During the fourth quarter, a legal proceeding to compel the Corporation to move prior to its desired date was filed in the Worcester, Massachusetts district court by the landlord at 326 Clark Street. The decision in the proceeding did not have a material impact on the Corporation prior to or after its move to West Boylston.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, whether through solicitation of proxies or otherwise, during the fourth quarter of the Corporation’s fiscal year ended October 31, 2000.

PART II ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Through the 2000 fiscal year, Luxtec Common Stock was traded on the American Stock Exchange (AMEX) under the AMEX symbol “LXU.EC.” Luxtec Common Stock was listed on the AMEX from April 20, 1994 through November 17, 2000, at which time it was delisted by AMEX after the Corporation was notified by AMEX that the Corporation no longer continued to satisfy AMEX’s trading requirements.

Luxtec Common Stock is not currently listed on any public exchange or market. The Corporation is currently working with market makers to seek to list the Common Stock on the OTC Bulletin Board.

The following table sets forth the high and low closing sale prices of the Corporation's Common Stock on the AMEX during the periods indicated below.
                                                                   Common Stock
                                                              High              Low

 Fiscal Year Ended 10/31/99
First Quarter                                                 2.88              2.00
Second Quarter                                                2.94              2.13
Third Quarter                                                 2.75              1.88
Fourth Quarter                                                3.00              1.75

 Fiscal Year Ended 10/31/00
First Quarter                                                 4.00              1.56
Second Quarter                                                2.75              1.50
Third Quarter                                                 2.25              1.44
Fourth Quarter                                                1.75              0.63

On November 16, 2000, the trading day immediately before the Luxtec Common Stock was delisted, the closing price was $1.00. As of December 31, 2000, there were approximately 545 holders of record of Luxtec Common Stock. The Corporation estimates that there are approximately 1,200 beneficial holders of Luxtec Common Stock.

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

                                                                     Year Ended October 31,
                                          1996           1997            1998           1999           2000

Net Revenues . . . . . . . . . .         $9,348         $10,977        $12,067         $10,385        $9,631

Net (Loss) Income  Applicable to
Common Stockholders. . . . . . . .
 . . .                                      (571)          (472)          185           (1,087)         (868)

Net (Loss) Income  Per Share
Applicable to Common Stockholders.
 . .                                        (.22)         (.17)           .06              (.38)        (.30)

                                                                    (In thousands)
Balance Sheet Data:                                             Year Ended October 31,
                                          1996           1997            1998           1999           2000

Working Capital. . . . . . . .            $ 935      $  1,394           $1,733       $   774         $(1,885)

Total Assets. . . . . . . . . . . .       5,295          5,803           5,959         5,053           4,751

Long-term debt, less current
portions  . . . .                         1,119          1,781          1,808          1,866             -

Stockholders' equity (deficit). . .
 . .                                        813            456            666             (392)        (1,245)
Operating Data: (In thousands, except per share data)

The following table sets forth unaudited quarterly consolidated operating results for each of our last eight quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with our consolidated financial statements and notes included elsewhere in this Form 10-K.

                                                 January 31,       April 30,       July 31,     October 31,     January 31,    April 30,    July 31,     October 31,
                                                    1999              1999           1999           1999            2000          2000        2000           2000

Net Revenues                                       $2,361            $2,519         $2,405         $3,100          $1,979        $2,878      $2,423         $2,352
Cost of Goods Sold                                  1,356            1,458          1,540          2,673           1,085         1,912        1,552         2,066
         Gross profit                               1,005            1,061           865            427             894           966          871           286
Operating Expenses:
   Selling and marketing                             467              491            523            442             314           400          364           453
   General and administrative                        358              369            459            474             314           333          334           541
   Research and development                          109              150            171            136             166           118          52             47
         Total operating expenses                    934             1,010          1,153          1,052            794           851          750          1,041
         Income (loss) from operations               70                51           (288)          (625)            101           115          121          (755)
Other Expense:
   Interest expense                                 (54)              (49)           (73)           (73)            (79)          (76)        (72)           (81)
   Other (expense) income                            (-)              (-)            (-)             67             (-)           (-)          (-)           (37)
         Total other expense, net                   (54)              (49)           (73)           (6)             (79)          (76)        (72)          (118)
         Net income (loss)                           16                2            (361)          (631)             22            39          49           (873)
Accretion of Preferred Stock Dividends              (20)              (20)           (20)           (53)            (20)          (20)        (39)           (26)
         Net income (loss) applicable to
         common stockholders                        ($4)             ($18)          ($381)         ($684)            $2           $19          $10          ($899)

Net Income (loss) per share:
   Basic                                            $0.00           ($0.01)        ($0.13)        ($0.24)          $0.00         $0.01        $0.00        ($0.31)
   Diluted                                          $0.00           ($0.01)        ($0.13)        ($0.24)          $0.00         $0.01        $0.00        ($0.31)
Weighted Average Shares Outstanding:
   Basic                                            2,872            2,872          2,868          2,874           2,880         2,880        2,880         2,883
   Diluted                                          2,872            2,872          3,141          2,874           2,906         2,952        2,894         2,883
Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations. ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS This analysis of the Corporation's financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto. Results of Operations The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended October 31, 1998, 1999 and 2000.
                                                                     1998         1999        2000
Net revenues                                                         100%         100%        100%
Cost of goods sold                                                    58           67          69
Selling and marketing                                                 18           19          16
Research and development                                               4            5          4
General and administrative                                            15           16          16
Other expense                                                          3            2           3
Net (loss) income                                                       2          (9)        (8)

Net Revenues: Net revenues of $9,631,482 for fiscal 2000 were $753,287 or 7.3% lower than the $10,384,769 reported for fiscal 1999. During fiscal year 2000, increased price competition and the decision to continue to rationalize the Corporation’s distribution system resulted in declining revenues for the period.

Cost of Goods Sold: Cost of goods sold decreased to $6,614,522 for fiscal 2000 compared to $7,026,774 for fiscal 1999. The cost of goods sold for fiscal 2000 was 68.7% of net revenues compared to 67.7% of net revenues for fiscal 1999. During fiscal 2000 the cost of goods sold remained consistent with fiscal 1999 on a per unit basis.

Gross Profit: Gross Profit decreased to $3,016,960 or 31.3% of net revenues for fiscal 2000, as compared to $3,357,995 or 32.3% of net revenues for fiscal 1999. The Corporation reacted to increased price competition partly with a discount program to maintain market share during the later part of the fiscal year that had the effect of lowering margins as a percent of net revenues.

Research and Development: Research and development expenses were $382,000 for fiscal 2000 compared to $566,555 for fiscal 1999, a decrease of $184,555 or 32.6%. The decrease in expenses in this category was directly related to completion of the development and introduction of a major new product during fiscal 1999 that was introduced to the marketplace during the first half of fiscal 2000.

Selling and Marketing Expenses: Selling and marketing expenses decreased to $1,531,426 for fiscal 2000, compared to $1,922,751 for fiscal 1999, a decrease of $391,325 or 20.4%. The decrease in expenses is due to management electing to permit certain vacant positions in the marketing department of the Corporation to remain unfilled during fiscal 2000 and reducing its presence in certain marketing areas.

General and Administrative: General and administrative expenses were $1,521,519 for fiscal 2000 as compared to $1,660,616 for fiscal 1999, a decrease of $139,097 or 8.4%. The largest cost decrease in this area during fiscal 2000 was a reduction in bad debt expense. This reduction related to a large distributor bankruptcy in fiscal 1999 with no corresponding bad debt loss in fiscal 2000.

Interest: Interest expense increased to $307,744 during fiscal 2000, compared to $248,514 during fiscal 1999, an increase of $59,230 or 23.8%. The Corporation’s interest cost increase was primarily the result of higher average balances for the revolving credit line and the effect of higher average prime rate costs.

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

Cost of Goods Sold: Cost of goods sold increased to $7,026,774 for fiscal 1999 compared to $6,959,620 for fiscal 1998. The cost of goods sold for fiscal 1999 was 67.7% of net revenues compared to 57.7% of net revenues for fiscal 1998. During fiscal 1999, the Corporation wrote off certain inventory items relating to product lines that were considered to be unrealizable. These writeoffs totaled approximately $500,000 and together with the lower volume described in the previous paragraph were the primary reasons that the percentage of net revenues was unfavorable in fiscal 1999 as compared to fiscal 1998.

Gross Profit: Gross Profit decreased to $3,357,995 or 32.3% of net revenues for fiscal 1999 as compared to $5,107,167 or 42.3% of net revenues for fiscal 1998. The margin decrease reflected the combination of lower revenues and the decision to write off the inventory described in the previous section.

Research and Development: Research and development expenses were $566,555 for fiscal 1999 compared to $522,593 for fiscal 1998, an increase of $43,962 or 8.4%. The increase in expenses in this category was directly related to the development of a major new product introduction that is expected to be introduced to the marketplace during the first half of fiscal 2000.

Selling and Marketing Expenses: Selling and marketing expenses decreased to $1,922,751 for fiscal 1999 compared to $2,205,693 for fiscal 1998, a decrease of $282,942 or 12.8%. During fiscal 1999, Luxtec essentially eliminated its investment in the distribution channel for the CardioDyne product line. Additionally, management elected to permit certain vacant positions in the marketing department of the Corporation to remain unfilled during fiscal 1999.

General and Administrative: General and administrative expenses were $1,660,616 in fiscal 1999 as compared to $1,824,606 in fiscal 1998, a decrease of $163,990 or 9.0%. The largest cost decrease in this area, during fiscal 1999, was the elimination of senior management bonuses.

Interest: Interest expense decreased to $248,514 in fiscal 1999, compared to $269,318 in fiscal year 1998, a decrease of $20,804 or 7.7%. The Corporation’s interest cost decrease was primarily the result of lower average balances for the revolving credit line.

Liquidity and Capital Resources

At October 31, 2000, the Corporation had a working capital deficit of approximately $1,885,000 compared to working capital of $773,700 at October 31, 1999. The decrease was primarily the result of the Corporation’s two term loans becoming current liabilities and the unprofitable operations for fiscal year 2000.

On April 3, 1997, the Corporation borrowed $500,000 under a new term loan agreement with a bank. Borrowings bear interest at the bank’s prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Corporation. Principal repayment began at $10,000 per month during May, 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Corporation was not in compliance with the covenants for the year ended October 31, 2000. The balance outstanding under the term loan at October 31, 2000 was $311,000.

The principal source of short-term borrowings during the year was a $2,500,000 revolving credit facility secured by substantially all assets of the Corporation. At October 31, 2000, the credit line was essentially fully utilized. The interest rate on the credit line at the end of the fiscal year was 9.50%. The line of credit expires on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Corporation was not in compliance with the covenants for the year ended October 31, 2000. The Corporation had been engaged in discussions with the bank concerning its non-compliance prior to the end of the fiscal year. The balance outstanding under the revolving credit agreement at October 31, 2000 was $2,499,667.

Subsequent to the fiscal year end, the bank sold the three credit facilities to another institution. No communications have been received from the new institution concerning the credit facilities as of the date of this Form 10-K, other than notification of the sale.

Management anticipates the Company’s current cash requirements for ongoing operations will be satisfied by cash flow from existing operations or by consummation of the merger described in Note 17, although the Company is considering raising additional debt or equity in the near future. The Company does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement. However, there is no assurance that additional funding will be received. Negotiations are under way with the owner of the Series A Preferred Stock to defer payment.

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company’s financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonable assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial condition.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

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

Risks Related to the Corporation
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

o     Although the Corporation is a publicly traded company,  no class of the  Corporation's  capital stock is currently  listed on any stock exchange or quoted on any quotation system.  There are no assurances that holders of the  Corporation's  capital stock will be able to dispose of such shares.
Risks Related to the Merger

In addition to the risks set forth above, readers should recognize that there are additional risks involved in the Corporation’s pending merger with PrimeSource. Certain of these risks are described below. References to the “combined company” below refer to the Corporation and PrimeSource on a combined basis after the Merger.

o     The Exchange Ratio and Preferred Exchange Ratio operate such that,  assuming the conversion of all PrimeSource Capital Stock into shares of Luxtec  Capital  Stock,  the  Corporation  will issue shares of Luxtec  Capital Stock in the Merger so that following the Merger the former  holders of  PrimeSource  Capital Stock will hold Luxtec  Capital Stock  representing approximately 75% of the voting power of the then outstanding  Luxtec Capital Stock. As a result,  the former holders of PrimeSource  Capital Stock will have the voting power to control the actions of the Corporation  after the Merger, including with respect to the voting of persons to the Corporation's Board of Directors.

o     The Merger  Agreement  provides that the Board of Directors of the Corporation  following the Merger is to be comprised of eleven persons,  seven  (7) of whom are to be  appointed  by  PrimeSource  and four (4) of whom are to be  appointed  by the
                  Corporation.  As a result,  the current Board of Directors of the  Corporation  will no longer control the day-to-day management of the Corporation after the Merger.

o     If the  combined  company  does not manage the  integration  of  PrimeSource  successfully,  it may be unable to achieve  desired results.  Acquisition transactions are accompanied by a number of risks, including:

|X|   the difficulty of integrating the operations and personnel of the acquired companies;
|X|   the potential disruption of its ongoing business and distraction of management;
|X|   the difficulty of incorporating acquired technology and rights into the combined company's products and services;
|X|   unanticipated expenses related to technology integration;
|X|   the maintenance of uniform standards, controls, procedures and policies;
|X|   the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
|X|   potential unknown liabilities associated with acquired businesses.

The combined company may not succeed in addressing these risks or any other problems encountered in connection with the Merger which could disrupt the Corporation’s business and cause increased losses.

o     The combined  company may face challenges in integrating  PrimeSource and the Corporation  and, as a result,  may not realize the expected  benefits of the Merger.  Integrating the operations and personnel of PrimeSource  and the Corporation  will be a complex  process.  No assurances can be given that this  integration  will be completed  rapidly or will achieve the anticipated  benefits of the Merger. The successful  integration of PrimeSource and the Corporation will require, among  other  things,  integration  of sales and  marketing  groups and  coordination  of  development  efforts.  The diversion of the attention of the combined  company's  management and any difficulties  encountered in the process of combining  the  companies  could cause the  disruption  of, or a loss of momentum in, the  activities of the combined company's  business.  The inability to  successfully  integrate the operations  and personnel of PrimeSource  and the
                  Corporation,  or any  significant  delay in  achieving  integration,  could  have a  material  adverse  effect on the business, financial condition and results of operations of the combined company after the Merger.

o     The process of combining  PrimeSource and the Corporation could negatively affect employee morale and the ability of the combined company to retain some of its key employees  after the Merger.  The  announcement  and completion of the Merger could cause customers to delay or change orders for products as a result of uncertainty over the integration of products.

o     If the Merger is not  completed  for any reason,  the  Corporation  may be subject to a number of material  risks,  including the following:
|X|   the Corporation may be required to pay PrimeSource a termination fee of up to $200,000;
|X|   costs related to the Merger, such as legal and accounting fees, must be paid even if the Merger is not completed;
|X|   the Corporation may not have sufficient resources to continue as an independent company;
|X|   the Corporation has delayed  resolving  outstanding  issues with respect to its credit  facilities  pending the completion of the
                           Merger.  If the Merger is  terminated,  these  issues will have to be resolved  and the  Corporation  may be unable to do so; and
|X|   as disclosed above, the Corporation does not have sufficient funds to redeem the shares of the  Corporation's  Series A Preferred
                           Stock in accordance with its terms.

o     If the Merger is terminated and the Corporation's Board of Directors  determines to seek another merger or business  combination, the  Corporation  cannot  be  assured  that it will be able to  find a  partner  offering  terms  equivalent  or more attractive than the terms of the Merger.

o     The announcement and completion of the Merger could cause existing and potential  customers of PrimeSource and the Corporation to delay or cancel  orders for  products  as a result of customer  concerns  and  uncertainty  over  product  evolution, integration  and  support.  Such a delay or  cancellation  of orders  could  have a  material  adverse  effect on the business, financial condition and results of operations of the Corporation or the combined company.

o     PrimeSource  commenced  operations  in 1996,  and has grown  rapidly  through the  acquisition  of a number of specialty  medical products sales and marketing organizations.  Accordingly,  PrimeSource has only a limited operating history operating as a single entity from which to evaluate and forecast its business.  As a result of PrimeSource's  limited operating history,  we are unable to accurately  forecast financial results going forward.  Accordingly,  a failure to meet the combined  company's  revenue,  targets  and  financial  projections  may have an  immediate  and  negative  impact on profitability.

o     The success and growth of the  business  of the  combined  company  depends on its  ability to attract and retain  qualified  and experienced  sales  representatives.  There is significant  competition for experienced  specialty  medical  products sales  representatives  from  competing  companies.  It is  uncertain  whether the  combined  company can continue to attract and retain qualified personnel.  If the combined company cannot attract,  retain and motivate qualified sales personnel,  it will not be able to expand its business and its ability to perform under its existing  contracts  will be impaired.

o     The success of the business of the combined company also depends on its ability to attract,  retain and motivate qualified senior management,  financial and  administrative  personnel  who are in high demand and who often have multiple  employment options.

o     The  combined  company may issue  additional  securities  which  would  further  dilute the  ownership  interests  of the current stockholders of the Corporation beyond the dilution to be experienced by the Corporation's  current stockholders as a result of the Merger.

o     The major  stockholder of PrimeSource will continue to have effective  control of the combined company and could delay or prevent a change in control that  stockholders  may believe  will  improve  management  and/or the  combined  company.  After consummation of the Merger, GE Capital Equity  Investments,  Inc., will be able to exercise  substantial control over the election of the directors of the combined company and determine the outcome of most corporate  actions  requiring stockholder  approval,  including a merger with or into another company,  the sale of all or substantially all of the combined company's assets and amendments to the combined company's articles of organization.
ITEM 7A. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Corporation’s market risk exposure relates to outstanding debt. The balance of outstanding bank debt at October 31, 2000 is approximately $3,000,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Corporation.

The Company is in default of certain covenants of its bank loan agreements (Note 8) at October 31, 2000 and is required to redeem its Preferred Stock on January 1, 2001, which has a balance of $1,417,582 at October 31, 2000 (with additional dividends accruing at 8% per year). Based on these factors, there is substantial doubt concerning the entity’s ability to continue as a going concern. Management anticipates the Company’s current cash requirements for ongoing operations will be satisfied by cash flow from existing operations or by consummation of the merger described in Note 17, although the Company is considering raising additional debt or equity in the near future. The Company does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement. However, there is no assurance that additional funding will be received.

                                                   Consolidated Financial Statements
                                                    as of October 31, 1999 and 2000
                                                    Together with Auditors' Report

                                                                                                                   Page

Report of Independent Public Accountants                                                                             22

Consolidated Balance Sheets as of October 31, 1999 and 2000                                                          23

Consolidated Statements of Operations for the Years Ended October 31, 1998, 1999 and
2000                                                                                                                 24

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended October
31, 1998, 1999 and 2000                                                                                              25

Consolidated Statements of Cash Flows for the Years Ended October 31, 1998, 1999 and
2000                                                                                                                 26

Notes to Consolidated Financial Statements                                                                           27
22 Report of Independent Public Accountants To Luxtec Corporation:

We have audited the accompanying consolidated balance sheets of Luxtec Corporation (a Massachusetts corporation) and subsidiaries as of October 31, 1999 and 2000 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luxtec Corporation and subsidiaries as of October 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Luxtec Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, Luxtec Corporation has incurred significant losses in the past two years, has a stockholders’ deficit of $1,245,489, cash on hand of $128,139, is out of compliance with certain covenants of its bank borrowing facilities and has not met its obligation to redeem its preferred stock of $1,417,582 on January 1, 2001, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Boston, Massachusetts

        December 20, 2000 (except for the matter discussed in Note 9, as to which the date is January 1, 2001)

Consolidated Balance Sheets
as of October 31, 1999 and 2000

ASSETS                                                                                           October 31,
                                                                                           1999              2000
Current Assets:
   Cash                                                                               $        18,333  $       128,139
   Accounts receivable, less reserves of approximately $291,000 and $167,000 in
     1999 and 2000, respectively                                                            2,284,648        1,777,828
   Inventories                                                                              2,010,134        2,175,444
   Prepaid expenses and other current assets                                                   38,915           27,257

         Total current assets                                                               4,352,030        4,108,668

Property and Equipment, at cost                                                             2,747,431        2,810,815

Accumulated Depreciation and Amortization                                                  (2,225,976)      (2,379,230)

         Property and equipment, net                                                          521,455          431,585

Other Assets, net of accumulated amortization of approximately $180,000 and
$167,000 in 1999 and 2000, respectively                                                       179,018          210,861

         Total assets                                                                 $     5,052,503  $     4,751,114

Liabilities and Stockholders' Deficit

Current Liabilities:
   Line of credit                                                                     $     2,148,457  $     2,499,667
   Current portion of equipment facility loan                                                 123,762          147,523
   Current portion of term loan                                                                     -          311,000
   Redeemable preferred stock (Note 9)                                                              -        1,417,582
   Accounts payable                                                                           816,826        1,207,244
   Accrued expenses                                                                           489,285          410,834

         Total current liabilities                                                          3,578,330        5,993,850

Term Loan, net of current portion                                                             428,250                -

Equipment Facility Loan, net of current portion                                               123,762                -

Minority Interest                                                                               1,450            2,753

Commitments (Note 13)

Redeemable Preferred Stock                                                                  1,312,576                -

Stockholders' Deficit:
   Common stock, $0.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,875,906 shares in 1999 and 2,885,022 shares in 2000              28,759           28,850
   Additional paid-in capital                                                               8,179,252        8,088,812
   Accumulated deficit                                                                     (8,599,876)      (9,363,151)

         Total stockholders' deficit                                                         (391,865)      (1,245,489)

         Total liabilities and stockholders' deficit                                  $     5,052,503  $     4,751,114
The accompanying notes are an integral part of these consolidated financial statements.
Consolidated Statements of Operations
for the Years Ended October 31, 1998, 1999 and 2000

                                                                               For the Years Ended October 31,
                                                                          1998             1999              2000

Net Revenues                                                        $    12,066,787   $    10,384,769  $     9,631,482

Cost of Goods Sold                                                        6,959,620         7,026,774        6,614,522

         Gross profit                                                     5,107,167         3,357,995        3,016,960

Operating Expenses:
   Selling and marketing                                                  2,205,693         1,922,751        1,531,426
   General and administrative                                             1,824,606         1,660,616        1,521,519
   Research and development                                                 522,593           566,555          382,000

         Total operating expenses                                         4,552,892         4,149,922        3,434,945

         Income (loss) from operations                                      554,275          (791,927)        (417,985)

Other Expense:
   Interest expense                                                        (269,318)         (248,514)        (307,744)
   Other (expense) income                                                   (19,774)           66,742          (37,546)

         Total other expense, net                                          (289,092)         (181,772)        (345,290)

         Net income (loss)                                                  265,183          (973,699)        (763,275)

Accretion of Preferred Stock Dividends                                      (80,000)         (112,808)        (105,006)

         Net income (loss) applicable to common stockholders        $       185,183   $    (1,086,507) $      (868,281)

Net Income (loss) per share:
   Basic                                                            $         0.06    $        (0.38)  $        (0.30)
   Diluted                                                          $         0.06    $        (0.38)  $        (0.30)

Weighted Average Shares Outstanding:
   Basic                                                                  2,863,147         2,874,043        2,882,562
   Diluted                                                                2,937,026         2,874,043        2,882,562
The accompanying notes are an integral part of these consolidated financial statements.
Consolidated Statements of Stockholders' Equity (Deficit)
for the Years Ended October 31, 1998, 1999 and 2000

                                                                  25
                                                                                                Common Stock,               Additional       Accumulated
                                                                                               $0.01 Par Value           Paid-in Capital       Deficit           Total
                                                                                          Shares            Amount

Balance, October 31, 1997                                                                   2,853,491  $        28,535   $     8,318,685   $    (7,891,360) $       455,860

  Issuance of common stock under employee stock purchase plan                                   9,311               93            12,938                 -           13,031

  Issuance of common stock under stock option plan                                              4,790               48            11,395                 -           11,443

  Dividends on Series A redeemable preferred stock                                                  -                -           (80,000)                -          (80,000)

  Net income                                                                                        -                -                 -           265,183          265,183

Balance, October 31, 1998                                                                   2,867,592           28,676         8,263,018        (7,626,177)         665,517

   Issuance of common stock under employee stock purchase plan                                  8,314               83            15,424                 -           15,507

   Compensation expense related to the issuance of stock options                                    -                -            13,618                 -           13,618

   Dividends on Series A redeemable preferred stock                                                 -                -          (112,808)                -         (112,808)

   Net loss                                                                                         -                -                 -          (973,699)        (973,699)

Balance, October 31, 1999                                                                   2,875,906           28,759         8,179,252        (8,599,876)        (391,865)

   Issuance of common stock under employee stock purchase plan                                  9,116               91            14,566                 -           14,657

   Dividends on Series A redeemable preferred stock                                                 -                -          (105,006)                -         (105,006)

   Net loss                                                                                         -                -                 -          (763,275)        (763,275)

Balance, October 31, 2000                                                                   2,885,022  $        28,850   $     8,088,812   $    (9,363,151) $    (1,245,489)
The accompanying notes are an integral part of these consolidated financial statements.
Consolidated Statements of Cash Flows
for the Years Ended October 31, 1998, 1999 and 2000

                                                                  73
                                                                                For the Years Ended October 31,
                                                                           1998             1999              2000
Cash Flows from Operating Activities:
   Net income (loss)                                                $       265,183   $      (973,699) $      (763,275)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities-
     Depreciation and amortization                                          213,802           199,058          177,955
     Accretion of debt discount                                               9,000             9,000            9,000
     (Decrease) Increase in provision for uncollectable accounts
     receivable                                                             (70,000)           40,936         (123,754)
     Compensation expense related to the issuance of stock
     options                                                                      -            13,618                -
     Minority interest                                                        1,361           (48,575)           1,303
     Changes in current assets and liabilities-
       Accounts receivable                                                 (181,285)          245,646          630,574
       Inventories                                                          (21,935)          539,110         (165,310)
       Prepaid expenses and other current assets                             16,123            16,153           11,658
       Accounts payable                                                    (440,753)          317,485          390,418
       Accrued expenses                                                     232,814          (222,460)         (78,451)

         Net cash provided by operating activities                           24,310           136,272           90,118

Cash Flows from Investing Activities:
   Purchases of property and equipment                                      (93,810)         (176,930)         (63,384)
   (Increase) decrease in other assets                                      (17,485)           17,309          (56,544)

         Net cash used in investing activities                             (111,295)         (159,621)        (119,928)

Cash Flows from Financing Activities:
   Net proceeds from (payments on) line of credit                           103,198           (37,595)         351,210
   Net (payments on) proceeds from equipment facility loan                  (88,726)           70,072         (100,001)
   Payments on term note                                                          -           (50,000)        (126,250)
   Proceeds from sale of subsidiary stock                                    50,025                 -                -
   Issuance of common stock under stock option plan                          11,443                 -                -
   Issuance of common stock under employee stock purchase plan               13,031            15,507           14,657

         Net cash provided by (used in) financing activities                 88,971            (2,016)         139,616

Net Increase (Decrease) in Cash                                               1,986           (25,365)         109,806

Cash, beginning of year                                                      41,712            43,698           18,333

Cash, end of year                                                   $        43,698   $        18,333  $       128,139

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest                                           $       257,661   $       220,914  $       307,744

Supplemental Disclosure of Noncash Investing and Financing
Activities:

  Purchases of property and equipment under equipment
     facility loan                                                  $             -   $       114,434  $             -
  Accretion of Series A preferred stock                             $        80,000   $       112,808  $       105,006
The accompanying notes are an integral part of these consolidated financial statements. (1) Operations

Luxtec Corporation (the Company) designs, manufactures and markets fiber optic headlights and headlight television camera systems (for audio-video recordings of surgical procedures), light sources, cables, retractors, surgical telescopes, blood pressure monitors and other custom-made surgical specialty instruments utilizing fiber optic technology for the medical and dental industries.

The Company is subject to certain risks common to technology-based companies, including dependence on key personnel, the need to raise capital, rapid technological change, competition from substitute products of larger companies and the need for successful development and marketing of commercial products and services.

During the years ended October 31, 1999 and 2000, the Company incurred losses of $973,699 and $763,275, respectively. As of October 31, 2000, the Company has a stockholders’ deficit of $1,245,489 and cash on hand of $128,139. The Company is in default of certain covenants of its bank loan agreements (Note 8) at October 31, 2000 and is required to redeem its Preferred Stock on January 1, 2001, which has a balance of $1,417,582 at October 31, 2000 (with additional dividends accruing at 8% per year). Based on these factors, there is substantial doubt concerning the entity’s ability to continue as a going concern. Management anticipates the Company’s current cash requirements for ongoing operations will be satisfied by cash flow from existing operations or by consummation of the merger described in Note 17, although the Company is considering raising additional debt or equity in the near future. The Company does not presently have the funds available to redeem the Preferred Stock, but it is exploring various options in order to comply with the cash requirement. However, there is no assurance that additional funding will be received. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Summary of Significant Accounting Policies (a) Principles of Consolidation The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries: Fiber Imaging Technologies, Inc. (FIT), CardioDyne, Inc. (CardioDyne) and Cathtec, Inc. All intercompany accounts and transactions have been eliminated in consolidation. (b) Inventories Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method and includes materials, labor and manufacturing overhead. (c) Property and Equipment Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the assets. (d) Other Assets Other assets consist principally of patent costs, which are amortized using the straight-line method over 17 years. (e) Revenue Recognition
Revenue is recognized when goods are shipped, at which time title passes to the customer, and the Company accrues for any related warranty costs. Warranty costs for the years ended October 31, 1998, 1999 and 2000 were approximately $101,000, $63,000 and $76,000, respectively, and are included in cost of goods sold in the accompanying consolidated statements of operations.

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonable assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

(f) Research and Development Costs Research and development costs are charged to operations as incurred. (g) Net Income (Loss) per Share Attributable to Common Stockholders
Basic net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share attributable to common stockholders is computed by dividing net income (loss) by the weighted average number of dilutive common shares, options and warrants outstanding during the period. Diluted weighted average shares reflects the dilutive effect, if any, of common stock options and warrants based on the treasury stock method. No common stock equivalents are considered dilutive in periods in which a loss is reported because all such common equivalent shares are antidilutive. The number of common stock equivalents excluded from the calculation, as their effect would have been antidilutive, was 646,331, 1,397,821 and 1,422,142 in 1998, 1999 and 2000, respectively.

                                              1998              1999             2000

         Basic weighted average shares
         outstanding                           2,863,147        2,874,043         2,882,562

         Dilutive options and warrants            73,879                -                 -

         Diluted weighted average
         shares outstanding                    2,937,026        2,874,043         2,882,562
(h) Long-Lived Assets
In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset. Management believes that, as of each of the consolidated balance sheet dates presented, none of the Company’s long-lived assets was impaired.

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

(j) Comprehensive Income (Loss)
The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive income (loss) is equal to its net income (loss) for all periods presented.

(k) Recently Issued Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, will be effective for the Company’s financial reporting beginning in the first quarter of fiscal 2001. SFAS No. 133 will require the Company to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for gains and losses from changes in the fair value of a particular derivative will depend on the intended use of the derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on the results of its operations or financial position.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. This interpretation provides guidance on the application of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial condition.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS No. 140 to have a material impact on the results of its operations or financial position.

(l) Disclosure of Fair Value of Financial Instruments and Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist mainly of cash and accounts receivable. The Company maintains its cash in domestic financial institutions of high credit standing. The Company’s accounts receivable are derived primarily from the sale of medical and dental surgical specialty instruments. The Company believes that no significant credit risk exists at October 31, 1999 or 2000. The carrying amounts of the Company’s financial instruments approximate fair value.

(3) Merger with CardioDyne, Inc.

On October 23, 1995, the Company consummated a merger agreement (the Merger) with CardioDyne, a development-stage company engaged in the development of products that monitor blood pressure. In addition to receiving shares of the Company’s common stock, shareholders of CardioDyne are entitled to certain earnout payments based on the performance of products and agreements incorporating technology previously developed by CardioDyne, as defined. For a period of 17 years following the effective date of the Merger, former CardioDyne shareholders are entitled to receive, in proportion to their former ownership percentages, 5% and 25% of revenues from related product and license agreements, respectively. Such earnout payments shall become payable 90 days after the end of the Company’s fiscal year. Earnout payments shall be paid 50% in cash and 50% in Luxtec common stock and will be accounted for as an additional purchase price when paid. No earnout payments were required during fiscal 1998, 1999 or 2000.

(4)   Inventories

Inventories consisted of the following:

                               1999             2000

Raw material             $     1,417,670   $     1,393,556
Work-in-process                   47,813           109,520
Finished goods                   544,651           672,368

                         $     2,010,134   $     2,175,444

Property and equipment and their respective useful lives are as follows:

                                     Estimated
                                    Useful Lives         1999              2000

Machinery and equipment              5-10 years     $     1,818,994  $     1,829,212
Molds and tooling                     5 years               305,405          341,134
Furniture and fixtures                10 years              385,466          386,945
Leasehold improvements             Life of lease            237,566          253,524

                                                    $     2,747,431  $     2,810,815

The Company recorded depreciation and amortization expense of approximately $180,000, $145,000 and $153,000 in 1998, 1999 and 2000,
respectively, related to property and equipment.

Accrued expenses consisted of the following:

                                                1999              2000

Accrued payroll and related expenses       $       156,621  $       114,293
Other accrued expenses                             332,664          296,541

                                           $       489,285  $       410,834
(7) Income Taxes

The Company follows the liability method of accounting for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, whereby a deferred tax asset or liability is measured by the tax effect of any differences between the financial statement and tax bases of assets and liabilities.

As of October 31, 2000, the Company had available net operating loss carryforwards of approximately $3,603,000, research and development credit carryforwards of approximately $234,000 and general business credit carryforwards of approximately $25,000 available to reduce future federal income taxes, if any. These carryforwards expire through 2020 and are subject to review and possible adjustment by the Internal Revenue Service.

                                             1999             2000

Net operating losses                   $       970,000   $     1,441,000
Inventory reserve                              212,000            22,000
Bad debt reserve                                70,000            67,000
Other temporary differences                     73,000            88,000
Research and development credits               207,000           234,000
General business credits                        25,000            25,000

                                             1,557,000         1,877,000

Valuation allowance                         (1,557,000)       (1,877,000)

         Net deferred tax asset        $             -   $             -

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

(8) Debt (a) Line of Credit
The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at the bank’s prime rate (9.5% at October 31, 2000) plus 0.5%. Unused portions of the line of credit accrue a fee at an annual rate of 0.25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at October 31, 2000. At October 31, 2000, there was no availability under the line of credit. The line of credit expires on March 31, 2001.

(b) Equipment Facility Loan
The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank’s prime rate (9.5% at October 31, 2000) plus 0.5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at October 31, 2000. The equipment facility loan expires on March 31, 2001. At October 31, 2000, the Company had outstanding borrowings of $147,523 under this agreement.

(c) Term Loan
On March 31, 1997, the Company entered into a $500,000 term loan with a bank. The term loan bears interest at prime (9.5% at October 31, 2000) plus 1.0%. Beginning in May 1999, principal repayments were payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (i) March 31, 2002, (ii) the date of an equity infusion or (iii) the date of a management change, as defined. At October 31, 2000, there was $311,000 outstanding under this agreement, net of the remaining unamortized debt discount of $12,750. The term loan contains certain financial covenants, with which the Company was not in compliance at October 31, 2000 and, therefore, the outstanding balance under the term loan has been classified as a current liability.

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

(9) Senior Subordinated Notes and Redeemable Preferred Stock

On December 18, 1995, the Company issued senior subordinated notes (the Notes) to a stockholder for $1,000,000 in cash. Interest accrued on the Notes at the rate of 8% and principal was due January 1, 2001. In connection with the financing, the Company issued a detachable stock warrant to an investor. The warrant entitles the holder to purchase 450,000 shares of common stock at an exercise price of $3.00 per share (fair market value at date of grant), adjusted for certain dilutive events, as defined. The warrant expires on October 31, 2003.

On November 14, 1996, the Company exchanged the Notes for 10,000 shares of the Company's nonvoting Series A redeemable preferred stock, $1.00 par value per share (the Series A Preferred Stock). The Series A Preferred Stock has the following rights and preferences: Dividends
The holders of the Series A Preferred Stock shall be entitled to receive cash dividends of $8.00 per share per annum, payable when, as and if declared by the Board of Directors of the Company. Such dividends on the Series A Preferred Stock shall accrue and be cumulative from the date of issuance. The Company accrued $80,000, $112,808 and $105,006 of dividends for each of the years ended October 31, 1998, 1999 and 2000.

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

Redemption
On January 1, 2001, the Company was required to redeem all outstanding shares of the Series A Preferred Stock at a redemption price of $100 per share plus accrued but unpaid dividends. At January 1, 2001, the Company did not have legally available funds to repay this obligation and the preferred stock shareholder is currently negotiating a repayment arrangement with the Company.

(10) Minority Interest in Fiber Imaging Technologies, Inc.

On June 30, 1998, the Company sold 8,108 shares of FIT common stock to a Germany-based company, representing a 7.5% ownership interest for $50,025. This minority interest amount is included as a separate line on the accompanying consolidated balance sheet.

(11) Common Stock As of October 31, 2000, the Company has 10,000,000 shares of common stock authorized, of which 700,000 shares are reserved for future issuance under the Company's stock option plans.

On June 3, 1996, the Company raised approximately $1,182,000 through a private placement of common stock. In conjunction with the offering, the Company issued “units” at a price of $3 each. Each unit consists of one share of common stock, $0.01 par value per share, and one warrant that can be exchanged into one share of common stock for $6.00 per share, which exceeded the fair market value at the date of grant. The warrants (394,171 in total) are exercisable immediately and expire on December 31, 2001. As of October 31, 2000, no warrants had been exercised.

(12) Stock Plans

The Company maintains a stock option plan (the 1992 Stock Plan) that provides for the grant of incentive stock options, nonqualified stock options, stock awards and direct sales of stock. Under the 1992 Stock Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. Nonqualified options may be granted by the Board of Directors at its discretion. The 1992 Stock Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors (the Compensation Committee), and have terms not to exceed 10 years. Total shares authorized for issuance under the 1992 Stock Plan are 500,000 shares. At October 31, 2000, there were 18,390 shares available for future grant under the 1992 Stock Plan.

The Company maintains an Employee Stock Purchase Plan (the 1993 Plan) whereby the Company has reserved and may issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 85% of fair market value, as defined. Shares subscribed to and issued under the 1993 Plan were 9,311, 8,314 and 9,116 in 1998, 1999 and 2000, respectively.

On December 8, 1994, the Company adopted a stock option plan for nonemployee directors (the 1995 Director Plan). The 1995 Director Plan provides that an aggregate of up to 200,000 nonqualified options may be granted to nonemployee directors, as determined by the Compensation Committee. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company’s common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the Compensation Committee, and that they have terms not to exceed 10 years. At October 31, 2000, there were 124,000 shares available for future grant under the 1995 Director Plan.

                                                                                  Weighted
                                              Number of       Option Price     Average Option
                                               Shares          Per Share           Price

Outstanding at October 31, 1997                  1,360,221  $     1.25-6.00         $ 4.10
   Granted                                          31,400             2.44           2.44
   Canceled                                         (7,300)       2.44-3.56           3.03
   Exercised                                        (4,790)       1.63-3.56           2.39

Outstanding at October 31, 1998                  1,379,531        1.25-6.00           4.08
   Granted                                          93,500        2.38-3.00           2.51
   Canceled                                         (2,200)       2.44-3.00           2.52

Outstanding at October 31, 1999                  1,470,831        1.25-6.00           3.98
  Granted                                           30,000             2.00           2.00

Outstanding at October 31, 2000                  1,500,831  $     1.25-6.00         $ 3.94

Exercisable at October 31, 2000                  1,239,005  $     1.25-6.00         $ 3.87

Exercisable at October 31, 1999                  1,191,175  $     1.25-6.00         $ 3.92

Exercisable at October 31, 1998                  1,140,645  $     1.25-6.00         $ 3.98

The weighted average fair value of options granted during the years ended October 31, 1998, 1999 and 2000 was $1.89, $1.98 and $1.71, respectively. The weighted average remaining contractual life of options outstanding at October 31, 1998, 1999 and 2000 was 3.9, 3.2 and 2.3 years, respectively.

            Options Outstanding                  Options Exercisable
                                 Weighted
                                  Average       Weighted                    Weighted
                                 Remaining      Average                      Average
   Range of        Options      Contractual     Exercise      Options       Exercise
Exercise Prices  Outstanding       Life          Price      Exercisable       Price

$ 1.25-1.80           75,000      2.8 years   $       1.38       75,000   $       1.38
  1.80-2.40           66,000      8.8 years           2.20       30,000           2.30
  2.40-3.00          713,500      1.8 years           2.89      669,380           2.92
  3.00-3.60            8,660      5.1 years           3.56        8,660           3.56
  3.60-4.20           30,000      0.0 years           4.13       30,000           4.13
  4.20-4.80          146,000      4.1 years           4.63       30,950           4.63
  5.40-6.00          461,671      1.7 years           6.00      395,015           6.00

$ 1.25-6.00        1,500,831      2.3 years   $       3.94    1,239,005   $       3.87

The Company issued fully vested and immediately exercisable options to purchase 15,000 shares of common stock to nonemployees during fiscal 1999. The Company valued these options using the Black-Scholes option pricing model and recorded the related compensation expense of $13,618 in general and administrative expenses in the accompanying consolidated statements of operations for the year ended October 31, 1999.

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

At October 31, 2000, there are options to purchase 20,000 shares outstanding and options to purchase 10,000 shares exercisable under the 1998 Plan at an exercise price of $6.17 per share.

Pursuant to SFAS No. 123, the Company has determined that it will continue to account for stock-based compensation for employees under Accounting Principles Board Opinion No. 25, using the intrinsic method and elect the disclosure-only alternative under SFAS No. 123. The Company has computed the pro forma disclosures required under SFAS No. 123 for options granted in 1998, 1999 and 2000 using the Black-Scholes option pricing model prescribed by SFAS No. 123 using the following:

                                        1998             1999              2000

Risk-free interest rate           4.35%             4.65%-5.28%      6.38%
Expected dividend yield           -                 -                -
Expected lives                    7 years           7 years          7 years
Expected volatility               85%               88%              100%

The total value of options granted during the fiscal years ended October 31, 1998, 1999 and 2000 was computed as approximately $108,000, $83,000 and $45,000, respectively. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net (loss) income attributable to common stockholders and (loss) income per share attributable to common stockholders would have been the following pro forma amounts:

                                        1998             1999              2000

Pro forma net income (loss)
  attributable to common
  stockholders                     $       77,183    $   (1,169,126)  $     (881,070)

Pro forma net income (loss) per
  share attributable to common
  stockholders-
     Basic                        $         0.03    $       (0.41)   $       (0.31)
     Diluted                      $         0.03    $       (0.41)   $       (0.31)
(13) Commitments The Company has noncancelable operating lease commitments that consist principally of rentals of facilities and machinery. On September 19, 2000, the Company entered into a new facility operating lease agreement effective November 1, 2000. The lease term is five years.

Included in the new lease agreement is a provision whereby the lessor will advance the Company a total not to exceed $100,000 for use towards leasehold improvements. The advances will be in the form of a note payable to the lessor that bears interest at a rate of 9.5% per annum. Advances are secured by substantially all of the Company’s assets. The note matures on November 1, 2001. The Company did not receive any advances in fiscal 2000 related to this note.

The future minimum operating lease payments over their remaining terms are as follows:
Fiscal Year                                     Amount

2001                                       $       241,000
2002                                               217,000
2003                                               213,000
2004                                               213,000
2005                                               195,000

         Total minimum lease payments      $     1,079,000
Rent expense charged to operations for operating leases was approximately $170,000, $159,000 and $176,045 in fiscal years 1998, 1999 and 2000, respectively. (14) Business Segment and Export Sales

To date, the Company has viewed its operations and manages its business as principally one operating segment with two product offerings: headlight systems and light sources. The Company evaluates these product offerings based upon their respective gross margins. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s principal operating segment.

The Company operates from one location in the United States. Sales for this operation are as follows:

                                             For the Years Ended October 31,
Geographic Destination                  1998             1999              2000

Domestic                                    81%               83%              85%
Europe                                      14                10                7
All others                                   5                 7                8

                                           100%              100%             100%
(15) Significant Customers/Related Party

One customer, the president of which is a member of the Company’s Board of Directors, accounted for 13%, 17% and 13% of net revenues in fiscal 1998, 1999 and 2000, respectively, and 18% and 10% of the Company’s accounts receivable at October 31, 1999 and 2000, respectively. PrimeSource (See Note 17) accounted for 11%, 11% and 15% of the Company’s net revenues in 1998, 1999 and 2000, respectively, and 9% and 16% of the Company’s accounts receivable at October 31, 1999 and 2000, respectively.

Two additional customers accounted for 16% and 12% of net revenues in fiscal 2000. Three additional customers accounted for 15%, 11% and 9% of the Company’s accounts receivable at October 31, 2000. Two additional customers accounted for 11% and 12% of the Company’s accounts receivable at October 31, 1999.

(16) 401(k) Retirement Plan

The Company maintains a qualified 401(k) retirement plan. The plan covers substantially all employees who have satisfied a six-month service requirement and have attained the age of 18. The 401(k) plan provides for a Company contribution for any plan year at the Company’s discretion. The Company contributed and charged to operations $17,576, $20,015 and $33,406 for the years ended October 31, 1998, 1999 and 2000, respectively.

(17) subsequent event

On November 27, 2000, the Company entered into an agreement and plan of merger with PrimeSource Surgical, Inc. (PrimeSource), a privately-owned, Arizona-based company and also a customer of the Company. PrimeSource is a specialty surgical sales and marketing company that provides products and services to several hospitals and surgery centers nationwide. Upon consummation of the agreement, the two companies will merge and PrimeSource will be the surviving corporation. All outstanding shares of the Company’s capital stock will be converted and exchanged for shares of PrimeSource common stock equal to the defined exchange ratio. Management expects this merger to close in February 2001.

LUXTEC CORPORATION October 31, 2000 ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None. PART III ITEM 13. CERTAIN TRANSACTIONS Mr. Louis C. Wallace is currently, and has been since 1989, a member of the Board of Directors of the Company. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc. ("SSI"), a surgical distributor in ten (10) southeastern states. SSI is the largest single customer of the Company, representing approximately thirteen percent (13%) of net sales during fiscal 2000. SSI and the Company operate at arms length with a contract with terms and conditions substantially the same as the other domestic distributors of the Company's products.
              ------------------------------------------ -- ---------------- ------------------- ---
                                                                FY 2000           FY 1999
              ------------------------------------------ -- ---------------- ------------------- ---
              ------------------------------------------ -- ---------------- ------------------- ---

              ------------------------------------------ -- ---------------- ------------------- ---
              ------------------------------------------ -- ---------------- ------------------- ---
              Accounts Receivable Reserves                         $167,000            $291,000
              ------------------------------------------ -- ---------------- ------------------- ---
              ------------------------------------------ -- ---------------- ------------------- ---
              Inventory Reserves                                     85,000            $530,000
              ------------------------------------------ -- ---------------- ------------------- ---
              ------------------------------------------ -- ---------------- ------------------- ---

              ------------------------------------------ -- ---------------- ------------------- ---
LUXTEC CORPORATION October 31, 2000 PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this report: 1. Consolidated Financial Statements Report of Independent Public Accountants Consolidated Balance Sheets as of October 31, 1999 and October 31, 2000. Consolidated Statements of Operations for the years ended October 31, 1998, October 31, 1999 and October 31, 2000. Consolidated Statements of Stockholders' Equity for the years ended October 31, 1998, October 31, 1999 and October 31, 2000. Consolidated Statements of Cash Flows for the years ended October 31, 1998, October 31, 1999 and October 31, 2000. Notes to Consolidated Financial Statements 2. Financial Statement Schedules
No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.

                                                           October 31, 2000
3. Exhibits
Exhibit    Description                                                                               Designation
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
10T        Form of Subscription Agreement and Letter of Investment Intent            10T********
           between the Purchaser named therein and the Company
LUXTEC CORPORATION October 31 2000
Exhibit    Description                                                                               Designation
10U        Warrant Agreement made as of June 3, 1996, between the                    10U********
           Company and the Purchasers (as defined therein)
10V        Form of Warrant                                                                10V********
11A        Merger Agreement with PrimeSource                                         11***********
11B        Lease for the premises in West Boylston, MA.                                   11B
21         Luxtec Subsidiaries                                                                 21
23         Consent of Independent Public Accountants                                      23

*Previously filed as exhibits to the Corporation's Registration Statement on Form S-18 SEC File No.  33-5514B declared effective on
July 7, 1986.

**Previously filed as
exhibit to the Corporation’s Report on Form 10-K for fiscal year ended
October 31, 1993.

***Previously filed as
exhibits to the Corporation’s Report on Form 10-Q for quarter ended July
31, 1994.

        ******Previously
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
October 31, 1998.

***********Previously filed
as exhibit to the Corporation’s Report on Form 8-K on November 30, 2000.
LUXTEC CORPORATION October 31, 2000 3. Exhibits (Continued) (b) Reports on Form 8-K: None. (c) Exhibits.
The Corporation hereby files as exhibits to this Form 10-K those exhibits listed in Item 14 (a)(3), above, as being filed herewith.

LUXTEC CORPORATION October 31, 2000
                                                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(D) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Worcester, Commonwealth of
Massachusetts, on the 13th day of February, 2001

                                                                     LUXTEC CORPORATION

                                                                     by   s/James W. Hobbs
                                                                     James W. Hobbs, President

capacities and on the dates indicated:

Signature                            Title                                Date

s/James W. Hobbs                     President, Chief                     February 13, 2001
James W. Hobbs                       Executive Officer, Director

s/Samuel M. Stein                    Chief Financial Officer,        February 13, 2001
Samuel M. Stein                      Treasurer, Assistant Clerk

s/James Berardo                      Director                             February 13, 2001
James Berardo

s/Paul Epstein                       Director                             February 13, 2001
Paul Epstein

s/James J. Goodman                   Director                             February 13, 2001
James J. Goodman

s/Patrick G. Phillipps                     Director                             February 13, 2001
Patrick G. Phillipps

s/Thomas J. Vander Salm              Director                             February 13, 2001
Thomas J. Vander Salm

s/Louis C. Wallace                   Director                             February 13, 2001
Louis C. Wallace

                                                              of FORM 10K
3. Exhibits
Exhibit    Description                                                                               Designation
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
10T        Form of Subscription Agreement and Letter of Investment Intent            10T********
           between the Purchaser named therein and the Company
LUXTEC CORPORATION October 31 2000
3. Exhibits (Continued)
Exhibit    Description                                                                               Designation
10U        Warrant Agreement made as of June 3, 1996, between the                    10U********
           Company and the Purchasers (as defined therein)
10V        Form of Warrant                                                                10V********
11A        Merger Agreement with PrimeSource                                         11***********
11B        Lease for the premises in West Boylston, MA.                                   11B
21         Luxtec Subsidiaries                                                                 21
23         Consent of Independent Public Accountants                                      23

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

***********Previously filed as exhibit to the Corporation's Report on Form 8-K on November 30, 2000.
LUXTEC CORPORATION October 31, 2000
                                                              EXHIBIT 21

                                                    Luxtec Corporation Subsidiaries

1.    Cathtec, Inc., a Massachusetts corporation (not operational).

2.    Fiber Imaging Technologies, Inc., a Massachusetts corporation (not operational).

3.    CardioDyne, Incorporated, a Massachusetts corporation (not operational).

4.    Laser Merger Sub., a Delaware corporation.
EXHIBIT 23
                                               CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the
Company's previously filed Registration Statements on Form S-8 (File Nos. 333-45585, 333-19087 and 333-19107).

                                                              /s/Arthur Andersen LLP
                                                              ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 12, 2001
EXHIBIT 11B LEASE THIS INDENTURE OF LEASE made as of the Execution Date as stated between the Landlord and the Tenant named in Section 1. WITNESSETH: That Landlord, for and in consideration of the Basic Rent, Basic Annual Rent, and any Additional Rent hereinafter reserved and payable by Tenant, and of the covenants, agreements and conditions to be performed and observed by Tenant, does hereby demise and lease to Tenant, and Tenant does hereby hire and take from Landlord the Demised Premises hereinafter described subject to mortgages and other matters of record and upon and subject to the covenants, agreements and conditions of this Lease for the term hereinafter stated:
1.    REFERENCE DATA

      Each reference in this Lease to any of the following  terms and/or titles shall  incorporate  the data stated in this Section for that term or title.

1.1   Execution Date:      September 19, 2000

1.2      Landlord:                          Arthur  E.  Chase  and  Melvin  Pelletz,  Trustees  of  Chapel  Point  Associates,  under a
                                                     Declaration  of Trust dated June 14,  1985,  and  recorded in  Worcester  District
                                                     Registry of Deeds Book 12334, Page 325

1.3   Landlord's Address:       216 West Boylston Street
                                West Boylston, MA 01583

1.4      Tenant:                    Luxtec Corporation, a Massachusetts corporation

1.5   Tenant's Address:         326 Clark Street
                                Worcester, MA 01606

1.6   Demised Premises:    approximately  29,619  square feet of space on the first floor and 2,070  square feet of space on the second floor for an aggregate of 31,689  square feet in the  Landlord's  Property at 99 Hartwell  Street,  West  Boylston,  Worcester  County,
Massachusetts, more particularly shown on Exhibit A attached hereto and made a part hereof.

1.7   Lease Term:               five (5) years

1.8      Option Terms:                      one (1) five (5) year option

1.9      Commencement Date:                          November 1, 2000, subject to adjustment under Section 3

1.10  Termination Date:         October 31, 2005

1.11  Basic Annual Rent:        $195,000.00

1.12  Monthly Installment of
           Basic Annual Rent:        $16,250.00

1.13  CPI Base Date:       November 1, 2000

1.14  Initial CPI Adjustment Date:   November 1, 2001

1.15     Periodic CPI Adjustment Date:  November 1 of each year after the initial CPI adjustment date

1.16     Landlord's Property:                        approximately  5.00  acres  of land  with the  approximately  60,000  square  foot building (the "Building")  thereon  (including the Demised  Premises)  situated at
                                                     99  Hartwell  Street,  West  Boylston,  Worcester  County,   Massachusetts,   more
                                                     particularly  described in Worcester  District  Registry of Deeds Book 12334, Page
                                                     335

1.17     Security Deposit:          $16,250.00

1.18     Landlord's Attorney:               Joel P. Greene
                                Lane, Greene, Murtha and Edwards, LLP
                                446 Main Street, Suite 1500
                                Worcester, MA  01608

1.19     Broker:                    Howard Katz
                                                     The Katz Companies
                                                     37 Harvard Street, Suite 8
                                                     Worcester, MA 01609
2. APPURTENANT PREMISES; LANDLORD'S RESERVATIONS 2.1 Parking and Loading Areas. Tenant may use the parking and loading areas owned by Landlord and adjacent to the Demised Premises for parking and loading purposes, all of which shall be in common with Landlord and others to whom Landlord may from time to time grant such rights. 2.2 Common Areas. Tenant shall have the use of the common entrances, halls, passages and stairways. Said use shall be in common with the Landlord and others to whom the Landlord may from time to time grant such rights. If other tenants require access to the front entrance of the Building, Landlord will, at Landlord's sole expense, provide appropriate demising walls between Tenant's space and the space or access for such other tenants and will provide Tenant and such other tenants with a common entrance. Landlord shall make an appropriate adjustment in Tenant's rent for that amount of space in the Premises which is thereby dedicated to common areas. 2.3 Landlord's Reservations. Landlord reserves the right to use the Common Areas. Landlord reserves from the Demised Premises the perimeter walls (except for inner surfaces), the roof and the right to install, maintain, use, change, relocate and replace pipes, ducts, conduits, wires, other utilities, and appurtenant fixtures leading through the Demised Premises serving other parts of the Landlord's Property in locations which will not materially interfere with Tenant's use thereof. Landlord reserves the right, exercisable by itself or its nominee, at any time and from time to time without the same constituting an actual or constructive eviction and without incurring any liability to Tenant therefor or otherwise affecting Tenant's obligations under this Lease, to make such changes, alterations, additions, improvements, repairs or replacements in or to the Building (including the Demised Premises) and the fixtures and equipment thereof, as well as in or to the entrances, halls, passages, elevators, and stairways if any thereof, as it may deem necessary or desirable, and to change the arrangement and/or location of entrance or passageways, doors, and doorways, and corridors, elevators, stairs, toilets, or other public parts of the Building, provided, however, that there be no unreasonable obstruction of the right of access to or unreasonable interference with the use and enjoyment of, the Premises by Tenant. Nothing contained herein shall be construed to relieve Tenant of any duty, obligation or liability of Tenant hereunder with respect to making any repair, replacement or improvement or complying with any law, order or requirement of any governmental or other authority. 2.4 Tenant's Special Appurtenant Rights. Tenant shall have, as appurtenant to the Premises, reasonable access and use of space around Tenant's drawing towers penetrating to the second floor of the Building. Tenant shall also have exclusive use of any attached or unattached sheds on the northerly side of the Building, but Landlord shall have no obligation with respect to the maintenance, repair, structure or services for such outbuildings. 3. TERM Tenant shall have and hold the Demised Premises for a term of years commencing on the Commencement Date and ending on the Termination Date as stated in Section 1.10 or on such earlier date upon which the Lease Term may expire or be terminated pursuant to any conditions or other provisions of this Lease or pursuant to law. The "Commencement Date" shall be the date certain agreed upon by the parties at the time of execution of this Lease and set forth in Section 1.9, but, if Landlord's Work is not substantially completed by the Commencement Date, then the Commencement Date shall be delayed until Landlord's Work is substantially complete; provided, however, if Tenant, at its option, elects to occupy the Premises for the conduct of Tenant's business prior to substantial completion of Landlord's Work, the Commencement Date shall be such date of occupancy by Tenant. In no event shall the Commencement Date be delayed because of Tenant's failure to complete Tenant's Premises Improvements or by any time for which a delay in completion of Tenant's Premises Improvements prevents the Landlord from having reasonable time to complete Landlord's Work (for example, Landlord's Work includes painting the manufacturing area and such painting cannot be completed until Tenant has installed walls and other improvements to the manufacturing area). The parties agree to execute a Commencement Date agreement memorializing the actual Commencement Date, which Commencement Date agreement may be included in the notice of lease to be recorded in connection with this Lease. 4. OPTION TERMS 4.1 Exercise of Option. Provided Tenant shall not be in material default hereunder, Tenant shall have the option to extend the Lease Term set forth in Section 1.7, commencing the day after the Termination Date, or in case of more than one Option Term, the first Option Term commencing the day after said Termination Date and each additional Option Term commencing the day after the prior Option Term. Tenant may exercise said option by giving Landlord written notice not less than six (6) months prior to the Termination Date of the original Lease Term or the then current Option Term, as the case may be. Unless otherwise provided, the Monthly Installment of Basic Annual Rent during each year of the Option Term shall be the value determined in accordance with Section 5.3. 4.2 Provisions of Lease for Option Term. Except for the provisions of this Section 4, all other provisions of this Lease shall apply to the option term and no further document need be executed. 5. BASIC RENT 5.1 General. All sums of money or charges required to be paid by Tenant under this Lease, whether or not the same are designated "Basic Rent", "Basic Annual Rent" or "Additional Rent" or otherwise shall for all purposes hereunder be deemed and shall be paid by Tenant as rent. 5.2 Basic Annual Rent. Tenant shall pay to Landlord or, if Landlord shall so direct in writing, to Landlord's agent or nominee throughout the Term at Landlord's address or at such place as Landlord may by notice in writing to Tenant from time to time direct Basic Annual Rent at the annual rate as specified in Section 1.11, payable without set-off or deduction, except only as may hereinafter be provided, in monthly installments as specified in Section 1.12 in advance on the first day of each calendar month (and pro rata for any portion of a month at the commencement or termination of this Lease), subject to adjustment as hereinafter provided. 5.3 Consumer Price Index Adjustment. 5.3.1Consumer Price Index Definition. Tenant agrees that in the event the Consumer Price Index for All Urban Consumers, All Items (Base Index for 1982 - 84 = 100) (hereinafter referred to as the CPI) published by the Bureau of Labor Statistics of the United States Department of Labor for Boston, or any comparable successor or substitute index designated by the Lessor appropriately adjusted, increases above the CPI available on the CPI Base Date as set forth in Section 1.13, the Basic Annual Rent shall be adjusted in accordance with Section 5.3.2. 5.3.2CPI Adjustment. Commencing as of the Initial CPI Adjustment Date set forth in Section 1.14 and thereafter on each Periodic CPI Adjustment Date as set forth in Section 1.15, during the Term or Option Term of this Lease there shall be an adjustment (hereinafter referred to as the "CPI Adjustment") in the Basic Annual Rent calculated by multiplying the Basic Annual Rent for the prior year by a fraction the numerator of which shall be the CPI available on the Initial CPI Adjustment Date or the Periodic CPI Adjustment Date, whichever the case may be, and the denominator of which (for each such fraction) shall be the CPI available on the prior CPI Adjustment Date; provided, however, no CPI Adjustment shall increase by more than five (5%) percent in any one year the Basic Annual Rent as previously payable in accordance with this Section and no CPI Adjustment shall reduce the Basic Annual Rent as previously paid in accordance with this. 5.3.3Change in the CPI. In the event the Consumer Price Index ceases to use the Base Index, 1982-1984 = 100, as the basis of calculation, or if a substantial change is made in the terms or number of items contained in the Consumer Price Index, then the CPI shall be adjusted to the figure that would have been arrived at had the manner of computing the CPI in effect at the date of this Lease not been changed. 6. ADDITIONAL RENT 6.1 Taxes. 6.1.1Tax Payment. Tenant shall pay to the Landlord as Additional Rent 52.214% ("Tenant's Share") of Taxes upon the Landlord's Property for any Tax Period during the Term or any Option Term of this lease. The phrase "Tax Period" means the real estate tax period (now July 1 to June 30) from time to time in effect as applicable to the municipality in which the Landlord's Property is located. 6.1.2Taxes Defined. The term "Taxes" means all real estate taxes; assessments; license fees; water assessments, rents and use charges; sewer assessments, rents and use charges; vault rents or charges; and all other governmental charges and impositions of every kind or nature, general and special, ordinary and extraordinary, unforeseen as well as foreseen, including without limitation assessments for public improvements or benefits, which shall, with respect to the Term be laid, assessed, levied, confirmed or imposed upon or become due or payable or a lien upon the Landlord's Property or any part thereof or the interest of either the Landlord or the Tenant in the Landlord's Property, or any part thereof, or the business being conducted thereon, or the improvements or personal property or fixtures on the Landlord's Property or on the owners or occupants thereof, including without limitation, Tenant's signs (but excluding income, estate and inheritance taxes). Without limiting the generality of the foregoing, if during the Term or Option Term the present system of taxation of real property is changed so that there is assessed on Landlord a capital levy or other tax on the gross rents received with respect to the Landlord's Property, or however measured, or a governmental, or other local income, franchise, excise or similar tax, assessment, levy or charge (distinct from any now in effect) measured by or based, in whole or in part, upon any such gross rents, or however otherwise measured, or if a so-called sales or excise tax is payable on rentals, then all of such taxes, assessments, levies or charges shall be deemed to be included within the term "Taxes". Tenant's liability with respect to Taxes shall apply to Taxes assessed or which become a lien upon the Landlord's Property during the Term or Option Term, prorated for the Tax Period in which the Term or Option Term begins or expires. With respect to betterment assessments, Landlord shall be deemed to have elected to pay the same over the longest period permitted by law, and Tenant's obligation with regard to betterment assessments shall be based upon each such current installment of assessment during the Term and pro rata for the portion of a year, together with interest thereon charged by the municipality or other taxing authority. 6.1.3Payments. At Landlord's election, payments on account of Taxes shall be made by Tenant to Landlord monthly on the days on which the Basic Annual Rent is payable, in amounts reasonably estimated by Landlord (or as otherwise billed by Landlord), so that Landlord shall have received from Tenant, at least one month prior to the due date of the same the entire amount of Tenant's Share of any installment of Taxes. When the actual amount of taxes for a Tax Period is known, Tenant shall pay the amount of any required excess within ten (10) days after Landlord's billing therefor, or Tenant shall be credited against Basic Annual Rent for any excess tax payments, as the case may be. No interest shall be payable to Tenant with respect to such periodic tax payments. Within a reasonable time after Tenant's request, Landlord shall supply Tenant with copies of receipted tax bills (or cancelled checks) evidencing the amount of taxes paid. 6.2 Operating Costs. 6.2.1Operating Costs Payment. Tenant shall pay to Landlord as Additional Rent 52.214% ("Tenant's Share") Landlord's Operating Costs, as defined in Section 6.2.2 (or at Landlord's option Tenant shall pay any or all of Tenant's Share of said Operating Costs directly, whether contracted for by Landlord or Tenant), during the Term or any Option Term of this lease. 6.2.2Operating Costs Defined. As used herein, Operating Costs shall mean all costs and expenses incurred by Landlord in connection with the ownership, operation, maintenance and management (management fees to be limited to amounts customarily charged for properties of this type) of the Landlord's Property (not otherwise provided for herein), including, without limitation, repairs, replacements, maintenance, lighting, water, heat, maintenance of grounds, snow removal, rubbish removal, landscaping, and other services (including salaries and benefits for personnel employed for such purposes by Landlord and payments to independent contractors under service contracts for such purposes); insurance with respect to the Landlord's Property including but not limited to fire insurance, which may include "special coverage" or "all risk" endorsements (including "differences in condition", flood and earthquake coverage and "change in building code requirements" endorsements) in an amount not less than the full replacement cost thereof, sprinkler leakage insurance, comprehensive general liability insurance, and such other insurance as is customarily carried on comparable types of property or may from time to time be required by lending institutions; depreciation of capital improvements which Landlord makes with respect to the Demised Premises for the purposes of reducing Operating Costs; legal, accounting and other professional fees, excluding fees in connection with negotiating or enforcing leases of the Building; and all other costs and expenses now or hereafter incurred in connection with the ownership, operation, maintenance, and management of property and buildings similar to those of which the Demised Premises are a part. 6.2.3Payments. Tenant shall pay Tenant's Share of all Operating Costs to Landlord within thirty (30) days after Landlord's billing therefor. In the case of Operating Costs paid directly by Tenant, Tenant shall pay the same on or before the due date thereof. 7. SERVICES AND UTILITIES 7.1 Services and Utilities. Tenant shall, at its sole cost and expense, make all arrangements for and pay for all utilities and services furnished to the Demised Premises, whether or not used by Tenant, including without limitation, water and sewer, gas, electricity, telephone, and similar services, and Tenant shall make its own arrangements for such utilities without obligation of Landlord to do so. Landlord shall provide for separate metering of such water and sewer, gas, and electricity when and if another tenant occupies any remaining portion of the Building that still is part of that section. Landscaping and snow removal shall be contracted for by Tenant. Landlord shall pay invoices for the same as part of Landlord's Operating Costs under Section 6.2. If Landlord is dissatisfied with the quality of landscaping and snow removal arranged for by Tenant, Landlord shall have the right to select the vendors for the same. 7.2 Electrical Capacity. Tenant agrees that, at all times, Tenant's use of electricity and other utilities and services shall never exceed the capacity of the feeders to the Demised Premises or the risers or wiring installation in the Demised Premises and that Tenant shall not install or use or permit the installation or use in, on or about the Demised Premises of any fixture, equipment, machinery, apparatus or system using electric current in excess of the existing capacity of the Demised Premises. 7.3 Landlord's Services. Landlord shall maintain the structure of the exterior walls and the roof on the Building of which the Demised Premises are a part. Within a reasonable time following receipt of written notice from Tenant of the necessity therefor, Landlord shall make necessary repairs to maintain the same. 8. USE AND MAINTENANCE 8.1 Use. 8.1.1Permitted Use. Tenant shall use the Demised Premises, to the extent permitted by applicable law, solely for general manufacturing including the fabrication of electrical appliances, with related office uses and functions ordinarily incident thereto. Tenant shall provide full time responsible employees to supervise the conduct of Tenant's business. 8.1.2Rules and Regulations. Tenant shall conform to all reasonable uniform rules and regulations which Landlord may make in the management and use of the Demised Premises. The failure of the Landlord to enforce any such rules and regulations against Tenant or any other Tenant shall not be deemed a waiver of such rules and regulations. 8.2 Maintenance by Tenant. 8.2.1In General. Tenant covenants throughout the term of this Lease, at Tenant's sole cost and expense, to maintain the Demised Premises in good clean order, repair and condition, including interior, exterior and all nonstructural portions of the roof and walls. Tenant shall maintain the walkways outside of the Demised Premises in good order and repair and clear of snow and ice. When used in this Article, the term "repairs" shall include replacements or renewals when necessary, and all such repairs made by the Tenant shall be at least equal in quality and class to the original work. Tenant shall also replace any glass which may be damaged or broken with glass of the same quality. Except as otherwise set forth in this Lease (including Sections 7.3, 8.2.2, 10.5, and 12.1), Tenant acknowledges that Landlord shall have no maintenance, repair or service obligations of any kind with respect to the Demised Premises. Tenant shall store all trash and garbage in securely closed containers on Landlord's Property; and shall be responsible for the regular (and reasonably frequent) removal thereof. Tenant shall not burn any trash of any kind in or about the Demised Premises. Tenant shall take whatever measures are necessary to insure that floor load limitations are not exceeded in the Demised Premises. Business machines and mechanical equipment shall be placed and maintained by Tenant at Tenant's expense in settings sufficient in Landlord's reasonable judgment to absorb and prevent vibration, noise and annoyance. Proper placement of all machines and equipment in the Demised Premises shall be Tenant's responsibility. 8.2.2HVAC Systems. Without limiting the generality of the foregoing Section 8.2.1, Tenant shall perform normal and routine maintenance of the HVAC systems. If any HVAC equipment requires replacement and, at the time it is determined that such replacement is required, such equipment is less than 15 years old, Tenant shall replace such equipment with that of like quality and function. If at such time the HVAC equipment is 15 years or older, Landlord shall replace such equipment with that of like quality and function. 8.3 Interruption of Services. In no event shall Landlord be liable for any interruption of or failure in the supply of any utilities or services to the Demised Premises, nor shall any such interruption or failure entitle Tenant to an abatement of rent, reduction of any other payments hereunder or a right to terminate this Lease. 8.4 Compliance with Laws. Tenant covenants throughout the Term, at Tenant's expense to comply with, and cause the Demised Premises to be maintained in conformity with, and not in violation of, all laws and ordinances and the orders, rules, regulations and requirements of the federal, state and local governments and appropriate departments, commissions, boards, bureaus, agencies and offices thereof, and the orders, rules, regulations and requirements of the water, sewer, electrical or other inspection departments of the municipality in which the Demised Premises are located, or the Board of Fire Underwriters (or any other body now or hereafter constituted exercising similar functions). Tenant shall observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time enforced with reference to the Demised Premises. Without limiting the generality of the foregoing, Tenant shall make all repairs, alterations, additions or replacements to the Demised Premises required by any law or ordinance or any order or regulation of any public authority because of Tenant's use of the Demised Premises, keep the Demised Premises equipped with all safety appliances so required because of such use; and pay all state, federal and local taxes assessed against the leasehold interest hereunder or personal property of any kind owned by or placed in the Demised Premises. The Tenant, at its sole expense, shall obtain all licenses or permits which may be required for the conduct of its business within the terms of this Lease, or for the making of repairs, alterations, improvements, or additions, and the Landlord, where necessary, will join with the Tenant in applying for all such permits or licenses. The Tenant shall pay all costs, expenses, claims, fines, penalties, and damages that may be imposed because of its failure to comply with this section and shall indemnify the Landlord from all liability arising from each noncompliance. If Tenant receives notice of any violation of law, ordinance, order or regulation applicable to the Demised Premises, it shall give prompt notice thereof to the Landlord. 8.5 Overloading; Nuisance. Tenant agrees not to injure, overload, deface or otherwise harm the Demised Premises; nor commit any nuisance; nor permit the emission of any objectionable noise or odor; nor burn any trash or refuse within the Demised Premises; nor make any use of the Demised Premises nor bring nor keep anything upon said Demised Premises which is improper, offensive or contrary to any law or ordinance or which will invalidate or increase the cost of any insurance; nor conduct any auction, fire, "going-out-of-business" or bankruptcy sales; nor discriminate upon the basis of race, color, religion, sex or national origin in the transfer, lease or rental (if permitted hereby) or in the use and occupancy of the Demised Premises; nor use any advertising medium that may constitute a nuisance, such as loud-speakers or sound amplifiers in a manner to be heard outside the Demised Premises; nor sell or display merchandise on, or store or dispose of trash or refuse on, or solicit in or otherwise obstruct the driveways, walks, parking areas and other areas on the Demised Premises; nor make, allow or suffer any waste. 8.6 Hazardous Material. Except in accordance with all applicable laws and regulations, Tenant shall not use, maintain, store, generate, allow or bring on the Demised Premises, or transport or dispose of on or from the Demised Premises or Landlord's Property (whether through the septic, sewer or other waste disposal system serving the Demised Premises or into the ground or by removal off-site or otherwise) any Hazardous Waste, Hazardous Material, Oil or radioactive material (any or all of which is sometimes hereinafter "OHM"). Without limiting said obligations of Tenant, Tenant shall save the Landlord, its officers, directors and stockholders, and any successor of Landlord, harmless and indemnified with respect to any loss, cost, damage or expense (including reasonable attorneys fees) arising from Tenant's failure to comply with said obligations (the "Environmental Obligation") during the Term or Option Term hereof and during any period when the Tenant or any of its assigns or sublessee or any of those claiming under it is occupying the Demised Premises or any part hereof, including without limitation the costs of all fines or penalties imposed by any governmental authority and the costs of any clean-up activities on the Demised Premises or the Landlord's Property required by any governmental authority in connection therewith. The foregoing shall not require Tenant to indemnify Landlord for the cost of defending any claims of a third party against Landlord and Tenant alleging a violation of the Environmental Obligation by Tenant where Tenant is finally adjudicated to have not violated the Environmental Obligation. Landlord shall indemnify Tenant from any loss, damage or expense arising from a release by Landlord of OHM on the Landlord's Property. Tenant waives any claim against and covenants not to sue Landlord for any loss, cost, damage or expense arising out of the presence or existence of any Hazardous Waste, Hazardous Material, Oil or radioactive material on the Landlord's Property from any other source, including any prior owners of the Landlord's Property, but excepting claims arising from any release of Hazardous Waste, Hazardous Material, Oil or radioactive material on the Landlord's Property by Landlord. Landlord will permit Tenant to assert and join in any claim which Landlord or Tenant may have against a prior owner of Landlord's Property in the event Tenant suffers any loss or damage as a result of a release of OHM by such a prior owner. Nothing in this Section 8.6 is intended to make Tenant responsible for any OHM on the Landlord's Property which existed prior to the Commencement Date. The provisions of this Section shall survive any termination of this Lease. As used in this Section 8, the terms "Hazardous Waste," "Hazardous Material" and "Oil" shall be defined as provided in Section 2 of Chapter 21C, Section 2 of Chapter 21D and Section 2 of Chapter 21E of the General Laws of Massachusetts, and the regulations promulgated thereunder, as such laws and regulations may be amended from time to time. 8.7 Alteration or Additions. Except as permitted under Section 9.3, Tenant shall not make any structural alterations or additions on or to the Demised Premises (except only the installation of fixtures in the Building necessary for the conduct of its business) without on each occasion obtaining the prior written consent of Landlord, which consent shall not be unreasonably withheld and then only pursuant to plans and specifications approved by Landlord in advance. All costs (including attorneys fees) reasonably incurred by Landlord in connection with consideration of any installations, alterations or additions proposed by Tenant shall be borne by Tenant and shall be promptly paid. Tenant agrees that, at Landlord's election, all installations, alterations and additions shall be deemed to be part of the Demised Premises. Landlord agrees that Tenant may install signage on the Building and on Landlord's Property, such signage to be otherwise in accordance with the requirements of Section 9.3 regarding Tenant's Work. 9. CONDITION OF DEMISED PREMISES 9.1 As Is. The Demised Premises are demised herewith "as is" in their condition as of the date of this Lease, without any representation or warranty of any kind or nature from Landlord to Tenant, except as provided in Section 9.4. 9.2 Commencement Date Agreement. By occupying the Demised Premises, Tenant shall be deemed to accept the same. If the Commencement Date is other than as set forth in Section 1.9, Tenant agrees to execute in form for recording a suitable instrument memorializing the Commencement Date. 9.3 Tenant's Work. 9.3.1Standards. Any and all remodeling and installation work required by Tenant ("Tenant's Work"), shall be done by Tenant at its own expense, but only in accordance with plans and specifications which have been approved in writing by Landlord, which approval shall not be unreasonably withheld. Tenant shall provide all necessary safety appliances in connection with Tenant's Work. All building materials installed by Tenant in the Demised Premises shall be new or otherwise of good quality and shall at Landlord's election be deemed a part of the Demised Premises. All trade fixtures installed in the Demised Premises by Tenant shall remain the property of Tenant. All of Tenant's Work shall be done only in accordance with all applicable municipal regulations and ordinances and such work shall not weaken the safety or structure of the Building. 9.3.2Costs and Insurance. Tenant shall pay promptly when due the entire cost of any work to the Demised Premises undertaken by Tenant and to bond against or discharge any liens for labor or materials within ten (10) days after written request by Landlord; if Tenant fails to so discharge any lien and Landlord does so at its expense, Tenant shall reimburse Landlord for said expense within fifteen (15) days after rendition of a bill therefor; to procure all necessary permits before undertaking such work; and to do all such work in a good and workmanlike manner, employing materials of good quality and complying with all governmental requirements; and to indemnify and hold harmless the Landlord from all injury, loss or damage to any person or property occasioned by or growing out of such work. Tenant shall require contractors employed by the Tenant to carry Workers' Compensation insurance in accordance with statutory requirements and comprehensive public liability insurance and property damage insurance covering such contractors on or about the Demised Premises in amounts in no event less than, with regard to public liability insurance, One Million Dollars ($1,000,000.00) and with regard to property damage insurance Five Hundred Thousand Dollars ($500,000.00) (all such insurance to be written in companies approved by Landlord and insuring Landlord and Tenant as well as contractors) hereof and in such other reasonable amounts as Landlord shall require, and to submit certificates evidencing such coverage to Landlord prior to commencement of such work. 9.3.3Tenant's Premises Improvements. Tenant shall, at its own expense, renovate the Premises for its own use as shown on Exhibit B ("Tenant's Premises Improvements"), all such renovations to be in accordance with this Section 9 and all other provisions of this Lease. Exhibit B may contain an outline of the specifications for the Tenant's Premises Improvements. Landlord shall advance funds (the total of which is hereafter referred to as the "Tenant Loan") for Tenant's Premises Improvements made in conformity with this Lease, such advances not to exceed One Hundred Thousand ($100,000.00) Dollars. The Tenant Loan shall bear interest at a rate of 9.5% per annum from the Commencement Date until paid. Interest only on the Tenant Loan shall be payable monthly for one (1) year, the first payment to be made one (1) month after the Commencement Date. Monthly payments of principal and interest shall be due on the first day of each month commencing one (1) year after the Commencement Date and shall be determined as the amount necessary to amortize the Tenant Loan over a term ending seven (7) years from the Commencement Date. All payments shall first be applied to interest and then to the principal amount of the Tenant Loan due. All unpaid principal of the Tenant Loan and interest thereon shall be due and payable five (5) years from the Commencement Date (the "Maturity Date"), but if the Tenant exercises its option to extend this Lease, then the Maturity Date shall be seven (7) years from the Commencement Date. The Tenant Loan and interest thereon shall be considered Additional Rent under this Lease. Notwithstanding the Tenant Loan, Tenant's Premises Improvements shall be considered Tenant's Work for all purposes under this Lease. 9.4 Landlord's Work. Notwithstanding the provisions of Section 9.1, Landlord shall, on a one time basis, finish the Premises in accordance with the improvements shown on Exhibit C ("Landlord's Work"). 10. INDEMNIFICATION AND INSURANCE 10.1 Property at Tenant's Risk. Tenant agrees that all of the furnishings, fixtures, equipment, effects and property of Tenant and of all persons claiming by, through or under Tenant on the Demised Premises shall be at the sole risk and hazard of Tenant, and if the whole or any part thereof shall be destroyed or damaged by fire, water or otherwise, or by the leakage or bursting of water pipes, steam pipes, or other pipes, by theft or from any other cause, no part of said loss or damage is to be charged to or be borne by Landlord. 10.2 Indemnity and Insurance. 10.2.1 Tenant's Indemnity. Tenant shall save Landlord, its officers, directors and employees, harmless, and will exonerate, defend and indemnify Landlord, from and against any and all claims, damages, liabilities or penalties asserted by or on behalf of any person, firm, corporation or public authority: (a) On account of or based upon any injury to person, or loss of or damage to property, sustained or occurring on the Demised Premises on account of or based upon the act, omission, fault, negligence or misconduct of any person whomsoever; (b) On account of or based upon any injury to person or loss of or damage to property, sustained or occurring in or about the Landlord's Property and other than the Demised Premises (including, without limitation, on or about the elevators, stairways, public corridors, sidewalks, approaches, areaways, roof, or other appurtenances and facilities used in connection with the Landlord's Property or the Demised Premises) arising out of the use or occupancy of the Landlord's Property or the Demised Premises by the Tenant or by any person claiming by, through, or under the Tenant and caused by the act, omission, fault, negligence, or misconduct of any person whomsoever; or (c) On account of or based upon (including monies due on account of) any work or thing whatsoever done on the Demised Premises during the terms of this Lease and during the period of time, if any, prior to the Commencement Date that Tenant may have been given access to the Demised Premises. 10.2.2 Landlord's Indemnity. Landlord shall indemnify Tenant against any losses incurred by Tenant and caused by the negligent act or omission, fault, or misconduct of Landlord or Landlord's agents, employees and others for whom Landlord is legally responsible. 10.2.3 Liability Insurance. Tenant shall procure and maintain in responsible companies qualified to do business in Massachusetts and in good standing therein, insuring Landlord and Landlord's Affiliates (as hereinafter defined) as well as Tenant, and covering the Demised Premises, comprehensive general liability and property damage insurance with limits of not less than Two Million Dollars ($2,000,000) combined single limit, Workers' Compensation Insurance or insurance required by similar employee benefit acts as well as employer's liability insurance having a minimum per occurrence limit of Two Hundred Fifty Thousand Dollars ($250,000.00) against all claims which may be brought for personal injury or death of Tenant's employees, and fire and casualty insurance with extended coverage endorsements (including vandalism and malicious mischief) on all of Tenant's equipment, fixtures and other property and to deposit promptly with Landlord certificates for such insurance, and all renewals thereof, bearing the endorsement that the policies will not be cancelled or coverage reduced until after twenty (20) days' written notice to Landlord. "Landlord's Affiliates" shall mean Riverview Realty Trust, Arthur E. Chase, Melvin Pelletz, Arthur E. Chase Management Corp., and Mutual Builders, Inc. 10.3 Waiver of Subrogation. Landlord and Tenant hereby waive any and all rights of recovery which they might otherwise have against the other, its agents, employees and other persons for whom Landlord or Tenant, as the case may be, may be responsible for any loss or damage to the other's property or improvements in the Demised Premises which are covered by any policy of insurance maintained or required to be maintained by Landlord or Tenant (or, if Landlord or Tenant does not maintain insurance and is not required to maintain insurance, then from casualties covered by fire and broad form extended coverage, including vandalism and malicious mischief) even though the loss or damage results from the negligence, willful act or default under the terms of this Lease by Landlord or Tenant, its agents, employees, contractors, or other persons for whom Landlord or Tenant may be responsible. Each policy of insurance maintained by Landlord or Tenant with respect to the Demised Premises or with respect to Landlord's or Tenant's property or improvements therein shall include provisions by which the insurance carrier(s) (a) waive(s) all rights of subrogation against the other party (and against all those for whom the other party may be legally responsible) on account of any loss payable under the policy and (b) agree(s) that the policy will not be invalidated because the insured (in writing and prior to the occurrence of any loss under the policy) has waived part or all of its right(s) of recovery against any party on account of any loss or damage covered by the policy. If Landlord or Tenant is unable to procure the inclusion of either of the clauses described in the next preceding sentence, Landlord or Tenant shall name the other party as an additional insured in the policy. 10.4 Cost of Enforcement. Tenant shall pay on demand Landlord's expenses, including attorneys' fees (and the allocable portion of salaries of employees of Landlord or of affiliates engaged in such enforcement), incurred in enforcing any obligation of Tenant under this Lease or in curing any default by Tenant under this Lease, and if any payment of rent is made more than ten (10) days after the date the same is due, to pay interest thereon at the annual rate of the lesser of (i) eighteen percent (18%) per annum or (ii) three (3) percentage points above the so-called "prime rate" of interest as published from time to time in the Wall Street Journal ("Default Interest") from the due date thereof, which interest shall be immediately due and payable as further Additional Rent. 10.5 Casualty Insurance. Landlord shall maintain fire insurance on the Building in an amount not less than the full replacement cost thereof. 11. ASSIGNMENTS; SUBLETTING Tenant agrees, except as otherwise permitted herein, not to assign this Lease or sublet all or any part of the Demised Premises or permit occupation of the whole or any part thereof by another, without first notifying Landlord of all of the terms thereof and requesting Landlord's approval, which approval shall not be unreasonably withheld, conditioned or delayed. Tenant agrees to reimburse Landlord promptly for reasonable legal and other expenses incurred by Landlord in connection with any request by Tenant for consent to assignment or subletting. No permitted assignment shall in any event be effective unless such assignee shall agree, by written agreement directed to Landlord, to assume and perform all the Tenant's obligations under this Lease in accordance with the terms hereof, and no sublease shall be effective until such sublessee shall agree, by written agreement directed to Landlord, not to violate the terms of this Lease. In the event any assignment of this Lease is required in connection with a merger or consolidation of Tenant, no consent of Landlord shall be required, provided that Tenant provides Landlord with the notification and terms of such assignment and provided that the assignee provides the foregoing assumption agreement. In the event Landlord consents to any assignment of this Lease or a subletting of all or any part of the Demised Premises, Tenant shall pay over to Landlord at Landlord's option, and the same shall be considered Additional Rent, seventy-five (75%) percent of the amount by which the Rent, Basic Annual Rent, Additional Rent, or other amounts payable to Tenant under the assignment or sublease (whether or not designated as Rent) exceed Tenant's obligations to pay Rent, Basic Annual Rent, Additional Rent or other charges to Landlord under this Lease (computed on a pro-rata basis with respect to a sublease of less than all of the Demised Premises). Such Additional Rent payments shall be paid to Landlord in a lump sum if received by Tenant in a lump sum or, if not, at the same time as Tenant is required to make its Monthly Installment of Basic Annual Rent. Landlord's consent to an assignment or sublease shall not be deemed a consent to any subsequent assignment or sublease. Notwithstanding any assignment or subletting, Tenant shall remain fully and primarily liable hereunder. Landlord's consent to an assignment or sublease shall not operate as a waiver in any subsequent instance. 12. CASUALTY AND TAKING 12.1 Casualty and Taking. If a substantial portion of the Demised Premises or a substantial part of the Building or of the Demised Premises are damaged by fire or other casualty or taken by eminent domain, Landlord may elect to terminate this Lease by written notice to Tenant within forty-five (45) days thereafter. Tenant shall have the right to terminate this Lease if (a) Landlord fails to commence to restore the Demised Premises to their condition existing prior to such casualty within ninety (90) days following such fire, casualty or taking, and thereafter prosecute the same to completion with due diligence; or (b) if Landlord fails to complete such restoration within one hundred eighty (180) days following such fire, casualty or taking, such termination rights to be exercised by written notice to Landlord within thirty (30) days after such right accrues. If this Lease is not so terminated, Landlord shall use due diligence to put the Demised Premises, or in case of a taking, what may remain thereof into proper condition for use and occupancy, subject to applicable zoning and building laws or ordinances then in existence; provided that Landlord's obligation to restore shall be limited to an amount equal to the net proceeds of insurance recovered or damages awarded for such taking, destruction or damage ("net proceeds of insurance recovered or damages awarded" meaning for purposes of this Section 12.1 the gross amount of such insurance or damages less the reasonable expenses of Landlord in connection with the collection of the same, including without limitation fees and expenses for legal and appraisal services) to the extent that such proceeds are made available to Landlord for purposes of restoration and are not applied by any holder of a mortgage affecting the Building in satisfaction of the indebtedness secured by such mortgage, and provided further that Landlord shall not be responsible for any delay in such repair or reconstruction which may result from any cause beyond its control. There shall be an abatement of rent payable during the time in which the Demised Premises are untenantable. In case of a taking which permanently reduces the area of the Demised Premises, a just proportion of the Basic Annual Rent shall be abated for the remainder of the Term or Option Term. Tenant shall, at its own expense, repair or replace such of its fixtures, furniture, improvements and equipment as may be required as a result of such damage or taking. (As used herein "substantial portion" means in excess of twenty-five percent (25%) thereof.) 12.2 Landlord Reserves Award. Landlord reserves and excepts all rights to awards for damages to the Demised Premises and the leasehold hereby created, or hereafter accruing by reason of any exercise of the right of eminent domain, or by reason of anything lawfully done in pursuance of any public or other authority. In order to confirm the same, Tenant grants to Landlord all of Tenant's rights to such awards and shall execute and deliver such further instruments of assignment thereof as Landlord may from time to time request. Notwithstanding the foregoing, Tenant reserves the right to any separate award, if any, payable directly to Tenant for Tenant's moving expenses and for damages to Tenant's trade fixtures, provided the same does not diminish Landlord's award. 13. ACCESS TO LANDLORD Upon reasonable notice, the Landlord or its representatives may enter the Demised Premises during Tenant's usual business hours for the purpose of inspecting the Demised Premises, performing any work which the Landlord elects to undertake or made necessary by reason of the Tenant's default under the terms of this Lease, exhibiting the leased premises for sale, lease, or mortgage financing, or posting notices of non-responsibility under any mechanic's lien law, provided that, in any such entrance, Landlord shall use reasonable efforts to minimize interference with Tenant's use of the Demised Premises. Landlord or Landlord's agents may in an emergency enter by a master key or may forcibly enter the same, without rendering Landlord or such agent liable therefor, if during such entry Landlord or Landlord's agents shall accord reasonable care to Tenant's property and without in any manner affecting the obligations and covenants of this Lease. 14. COVENANT OF QUIET ENJOYMENT The Tenant, upon the payment of the rent herein reserved and upon the performance of all the terms and conditions of this Lease, shall at all times during the Term or Option Term of this Lease peaceably enjoy the Demised Premises without interference from the Landlord or from any person claiming under Landlord, except for matters now of record and except for covenants, agreements, terms, provisions and conditions of this Lease. 15. DEFAULTS 15.1 Events of Default. 15.1.1 In the event that (a) Tenant shall default in the payment of any installment of rent or other sum herein specified and such default shall continue for ten (10) days after written notice thereof; or (b) Tenant shall default in the observance or performance of any other of Tenant's covenants, agreements or obligations hereunder and such default shall not be corrected (or be very actively in the process of being corrected), within twenty (20) days of written notice thereof; or (c) a receiver, trustee, assignee or any other or similar officer or person shall be appointed to take charge of all or any part of the property of Tenant or the property of any guarantor hereunder; or (d) any general assignment shall be made by Tenant or such guarantor for the benefit of Tenant's or such guarantor's creditors; or (e) if any dissolution, liquidation, composition, financial reorganization or recapitalization with creditors is proposed by Tenant; or (f) Tenant's leasehold interest shall be taken on execution or other process of law; or (g) a petition is filed by Tenant or such guarantor for an order for relief or for reorganization under any provision of the Bankruptcy Code as then in force and effect; or (h) an involuntary petition under any of the provisions of said Bankruptcy Code is filed against Tenant or any guarantor of Tenant and such involuntary petition is not dismissed within ninety (90) days thereafter; or (i) the Demised Premises are abandoned, then, and in any of such events, Landlord lawfully may, in addition to and not in derogation of any remedies for any preceding breach of covenant, immediately or at any time thereafter and without demand or notice and with or without process of law enter into and upon the Demised Premises or any part thereof in the name of the whole or mail a notice of termination addressed to Tenant and expel Tenant and those claiming through or under Tenant and remove its and their effects (forcibly, if necessary) without being deemed guilty of any manner of trespass, and without prejudice to any remedies for arrears of rent or any other preceding breach of covenant, and upon such entry or mailing as aforesaid this Lease shall terminate. 15.1.2 Tenant hereby waives all statutory rights of redemption, if any, to the extent such rights may be lawfully waived. In the event of a default, Landlord, without notice to Tenant, may store Tenant's effects and those of any person claiming through or under Tenant at the expense and risk of Tenant, and, if Landlord so elects may sell such effects at public auction or private sale and apply the net proceeds to the payment of all sums due to Landlord from Tenant and pay over the balance, if and, to Tenant. 15.1.3 If Tenant shall be in default hereunder and Landlord gives notice thereof on more than two (2) occasions during any twelve (12) month period during the Term, then Tenant shall not be entitled to any further notice of the existence of a subsequent default during such twelve (12) month period. 15.1.4 If there is more than one individual or entity named as Tenant, the word "Tenant" as used in this Section shall mean any of such individuals or entities. 15.2 Current Damages. No termination or repossession provided for in Section 15.1 shall relieve Tenant (or any guarantor of Tenant's obligations hereunder) of its liabilities and obligations hereunder or under any separate instrument of guarantee, all of which shall survive such termination or repossession. In the event of any such termination or repossession, Tenant shall pay Landlord, in advance, on the first day of each month (and pro rata for the fraction of any month) for what would have been the entire balance of the Term, one-twelfth of the Annual Rental (defined below) for the Demised Premises, less the proceeds (if any) of any reletting of the Demised Premises which remain after deducting Landlord's reasonable expenses in connection with such reletting. Such expenses shall include, without limitation, removal, storage and remodelling costs, the cost of painting, repairing and refurbishing the Demised Premises, and attorneys' and brokers' fees. The Annual Rental for the Demised Premises shall be the total of (i) the applicable Basic Annual Rent, (ii) the applicable Additional Rent (iii) any additional insurance coverage maintained with respect to the Demised Premises, while the Demised Premises remain vacant, if the increases are attributable to the vacancy of the Demised Premises, (iv) the cost of any repairs to the Demised Premises which become necessary during the vacancy of the Demised Premises and which would have been required of Tenant under this Lease if this Lease had not been terminated, (v) the cost of any repairs to the Demised Premises which, become necessary because the Demised Premises are vacant, and (vi) the value of all other obligations of Tenant hereunder not otherwise provided for herein. 15.3 Final Damages. At any time after any such termination or repossession, whether or not Landlord has collected any Current Damages, Landlord shall be entitled to recover from Tenant and Tenant shall pay to Landlord, on demand, as liquidated Final Damages in lieu of all accrued, unpaid Current Damages and all Current Damages accruing beyond the date of the demand (or, if earlier, the date to which Tenant shall have paid Current Damages) a sum equal to the amount by which the Annual Rental (as defined in Section 15.2 above) payable from the date of such demand for what would have been the balance of the Term shall exceed the fair net rental value of the Demised Premises for the same period, determined as at the beginning of that period. 15.4 Remedies Cumulative. Any and all rights and remedies which Landlord may have under this Lease, and at law and equity, shall be cumulative and shall not be deemed inconsistent with each other, and any two or more or all such rights and remedies may be exercised at the same time insofar as permitted by law. In addition to the other remedies provided in this Lease, Landlord shall be entitled to the restraint by injunction of the violation or attempted or threatened violation of any of the covenants, conditions or provisions of this Lease, or to a decree compelling specific performance of any such covenants, conditions or provisions. All money payments due from Tenant hereunder and not deemed to be Basic Annual Rent shall be deemed to be Additional Rent for all purposes of this Lease including without limitation this Section 15 and Section 16.1, and Landlord's right with respect to nonpayment of Additional Rent shall be the same as with respect to nonpayment of Basic Annual Rent. Tenant shall remain liable for its share of all expenses hereunder relating to the last calendar or fiscal year or part thereof notwithstanding that the Term has expired and Tenant has vacated the Demised Premises prior to the determination of the amount so payable. 15.5 Landlord's Right to Cure. Following ten (10) days' prior written notice to Tenant, Landlord shall have the right, but not the obligation, to cure any default by Tenant under this Lease, including the right to make any payment of money or perform any other act. Whenever Landlord so elects, all costs and expenses incurred by Landlord, including reasonable attorneys' fees, in curing a default shall be paid by Tenant to Landlord on demand together with Default Interest; provided however that no notice to Tenant shall be required in cases of emergency or to protect the real estate or Landlord's interest therein or prevent injury to persons or property. Landlord may exercise the foregoing rights without waiving any other of its rights or releasing Tenant from any of its obligations under this Lease. 15.6 Waivers of Breach. The failure of either party to seek redress for violation of, or to insist upon the strict performance of, any covenant or condition of this Lease, or any of the rules and regulations referred to in Section 8.1.2, shall not be deemed a waiver of such violation. No consent or waiver, express or implied, by either party to or of any breach of any agreement or duty shall be construed as a waiver of, or consent to any other breach of the same or any other agreement or duty. No provision of this Lease shall be deemed to have been waived by either party unless such waiver be in writing signed by such party. 16. SURRENDER 16.1 Yield-up. Tenant shall at the expiration of the Term, Option Term or earlier termination of this Lease remove all trade fixtures and personal property and, except for the initial Tenant's Premises Improvements and any Tenant's Work which at the time of Landlord's approval Landlord does not specify will be removed, all partitions and improvements made or installed by Tenant, this covenant to survive the expiration or other termination of this Lease; repair any damage caused by such removal; and remove all Tenant's signs wherever located and to surrender all keys to the Demised Premises and yield up the Demised Premises broom-clean and in good order and repair, reasonable wear and tear and damage by fire and other casualty and condemnation excepted. Any property not so removed shall be deemed abandoned and may be removed and disposed of by Landlord in such manner as landlord shall determine, and Tenant shall pay Landlord the entire cost and expense incurred by Landlord in effecting such removal and disposition and in making any incidental repairs and replacements to the Demised Premises. Tenant shall further indemnify Landlord against all loss, cost and damage resulting from Tenant's failure and delay in surrendering the Demised Premises as above provided. 16.2 Surrender; Keys. No act or thing done by Landlord during the term hereby demised shall be deemed an acceptance of a surrender of the Demised Premises, and no agreement to accept such surrender shall be valid unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the Demised Premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agents shall not operate as a termination of this Lease or a surrender of the Demised Premises. 16.3 Holdover. In the event that Tenant remains in occupancy of the Demised Premises after the expiration of the Term of this Lease, Tenant shall be a Tenant at sufferance bound by all terms and conditions of this Lease and shall be liable to Landlord for rent equal to twice the Basic Annual Rent in effect at the end of the Term, and also for all damages sustained by Landlord on account of such holding over. The provisions of this Section shall not operate as a waiver of any right of re-entry provided for in this Lease. 17. NET LEASE This Lease shall be deemed and construed to be a "net net lease" and Tenant shall pay to Landlord, absolutely net throughout the term of this Lease, the rent and all other charges described in this Lease, and, except as otherwise stated herein, free of any charges, assessments, impositions or deductions of any kind and without abatement or set off, and Tenant shall do and perform all things connected with this Lease or the Demised Premises or arising out of any occupation of the Demised Premises or any part thereof and under no circumstances or conditions, whether now existing or hereafter arising, or whether beyond the present contemplation of the parties, shall Landlord be expected or required to do or perform any act or any action or to make any payment of any kind whatsoever or be under any other obligation or liability hereunder except as herein otherwise expressly set forth, all so that this Lease shall yield completely net to Landlord the rental herein specified in this Lease. 18. NOTICE OF LEASE Tenant agrees that it will not record this Lease, but at the request of either party, the parties will execute a statutory notice of lease setting forth the names of the parties, the description of the Demised Premises and a statement of the Term of this Lease. 19. ESTOPPEL CERTIFICATE Tenant agrees from time to time, within ten (10) days after written request by Landlord, to execute, acknowledge and deliver to Landlord and/or to any mortgagee or prospective purchaser a statement in writing certifying that this Lease is unmodified and in full force and effect (or, if there have been any modifications that the same is in full force and effect as modified and stating the modifications and, if there are any defenses, offsets or counterclaims, setting them forth in reasonable detail), and that Tenant has no defenses, offsets or counterclaims against its obligations to pay the Basic Annual Rent and any Additional Rent and to perform its other covenants under this Lease (or a statement of any such defenses, offsets or counterclaims), and that there are no uncured defaults of Landlord or Tenant under this Lease (or a statement of such defaults), and the dates to which the Basic Annual Rent and any Additional Rent have been paid. Any such statement delivered pursuant to this Section may be relied upon by any prospective purchaser or mortgagee of the Demised Premises or any prospective assignee of any such mortgagee. 20. RIGHTS OF MORTGAGEE AND SUBORDINATION Subject to the nondisturbance agreement hereinafter referred to, this Lease shall be subordinate to any mortgage (at the option of the holder of the applicable mortgage) placed upon the Demised Premises or any part thereof, regardless of the time when any such mortgage is placed. The provisions of this Section shall be self-operative, but Tenant hereby designates Landlord as Tenant's attorney-in-fact irrevocable to execute and deliver such confirmatory instruments of subordination and/or attornment as any mortgagee may require. No holder of a mortgage shall be liable either as mortgagee or as assignee to perform, or be liable in damages for failure to perform, any of the obligations of Landlord unless and until such holder shall have acquired indefeasible title to the Demised Premises or has taken possession of Landlord's Property and then only subject to and with the benefit of the provisions of Section 23.7. (The word "mortgage", as used herein, includes mortgages, deeds of trust and all similar instruments, and modifications, extensions, renewals and replacements thereof, and any and all assignments of the Landlord's interest in this Lease given as collateral security for any obligations of Landlord.) Notwithstanding the foregoing, Tenant shall, within five (5) days after request of Landlord, execute such subordination or attornment and subordination agreements as landlord designates in confirmation of such subordination. Without limitation of any of the provisions of this Lease, if any mortgagee shall succeed to the interest of Landlord by reason of the exercise of its rights under such mortgage (or the acceptance of voluntary conveyance in lieu thereof) then such successor may, at its option, to be exercised by the giving of written notice to Tenant of its desire so to do, succeed to the interest of Landlord under this Lease; and in such event, the Tenant shall attorn to such successor and shall ipso facto be and become bound directly to such successor in interest to Landlord to perform and observe all the Tenant's obligations under this Lease without the necessity of the execution of any further instrument. Nevertheless, Tenant agrees at any time and from time to time during the term hereof to execute a suitable instrument in confirmation of Tenant's agreement to attorn, as aforesaid. Provided, however, that Tenant's agreement to subordinate to any mortgage except any existing mortgage is conditioned upon Landlord's obtaining from each mortgagee a "non disturbance" agreement which in substance shall provide that in the event the mortgagee were to acquire title to the Demised Premises, Tenant, on keeping and observing all of the terms and conditions of this Lease, would be entitled to continue to hold the Demised Premises, subject to the terms hereof. 21. NOTICES 21.1 Landlord and Tenant. Any notice from Landlord to Tenant or from Tenant to Landlord shall be deemed duly served if actually delivered or if mailed by registered or certified mail, return receipt requested, addressed, if to Tenant, at the Demised Premises or such other address as Tenant shall have last designated by notice in writing to Landlord, and, if to Landlord, to Landlord's Address with a copy mailed in the same manner to Landlord's Attorney set forth in Section 1.18 or to such other address as Landlord shall have last designated by notice in writing to Tenant. Notwithstanding the foregoing, notice to Tenant of default shall be deemed duly served if mailed as aforesaid, such service to be complete upon acceptance of said letter by Tenant or on the date the post office shows that the letter was refused by Tenant, or if served by a Constable or Deputy Sheriff in the same manner in which service of process is made. Until further notice to Tenant, rent payments hereunder shall be made at Landlord's Address. 21.2 Mortgagee. At any time after Landlord gives notice to Tenant of the imposition of this Section 21.2, no claim by Tenant of any default by Landlord hereunder shall be valid unless Tenant shall, simultaneously with notice to Landlord thereof, send a copy of such notice to Landlord's mortgagee and afford such mortgagee a reasonable opportunity to cure such alleged default (provided that Landlord shall have furnished Tenant with the name and address of Landlord's mortgagee), and Landlord shall never be deemed to be in default under this Lease unless Landlord fails to commence and proceeds diligently to cure a claimed failure of performance within thirty (30) days after written notice from Tenant, setting forth the claimed failure of performance. 22. TENANT'S EXPANSION OPTION 22.1 Right of First Refusal. On the conditions that Tenant is not in default of its covenants and obligations under the Lease and that only Tenant itself is occupying the entirety of the Premises then demised to Tenant, both as of the time of exercise of its right of first refusal and at the term commencement date in respect of the Expansion Area, as hereinafter defined, Tenant shall have the right of first refusal to lease any portion of the second floor ("Expansion Area") of the Building, as hereinafter provided. 22.2 Notice and Election to Lease. If said Expansion Area or a portion thereof is rented to a third party and becomes vacant or Landlord is informed it will become vacant or if Landlord desires to lease all or a portion of any vacant part of said Expansion Area, Landlord or Landlord's attorney shall notify Tenant in writing by delivering or mailing registered or certified mail, return receipt requested, addressed to the Tenant at the Premises, and Tenant shall have fifteen (15) days from the earlier of the date of delivery of such notification to the Tenant or, if notice is given by registered or certified mail and such registered or certified mail is returned by the Post Office to the sender, from the date of mailing of such notification, to inform Landlord in writing that Tenant wishes to lease the Expansion Area. If Tenant fails timely to give such notice, Landlord shall have the right to lease such Expansion Area (or such portion thereof) to any third party for twelve (12) months after the notice to Tenant. Upon the timely giving of such notice, Landlord shall lease and demise to Tenant, and Tenant shall hire and take from Landlord, such Expansion Area (or such portion thereof), without the need for further act or deed by either party, for the remaining term and upon all of the same terms and conditions of this Lease, except as hereinafter set forth. Tenant may also during the Term with respect to any then vacant portion of the Expansion Area give notice to Landlord of its desire to lease the same and the herein provisions shall apply. 22.3 Terms of Lease for Expansion Area. The leasing to Tenant of the Expansion Area shall be upon all the same terms and conditions of the Lease except as follows:

(a) The term commencement date with respect to the Expansion Area shall be one (1) month after Tenant gives notice to Landlord that it wishes to lease the Expansion Area and shall terminate at the same time as the original Lease.

(b) The Basic Rent for the Expansion Area shall be at a rate of $6.50 per year per square foot of rentable area and payable in the same manner as provided under the Lease.

(c) The Expansion Area shall be delivered by Landlord and accepted by Tenant "as is." 22.4 Lease Amendment. Notwithstanding the fact that Tenant's exercise of the above-described expansion option shall be self-executing, as aforesaid, the parties hereby agree promptly to execute a lease amendment reflecting the addition of the Expansion Area (or any portion thereof). The exercise of such lease amendment shall not be deemed to waive any of the conditions to Tenant's exercise of the herein expansion option, unless otherwise specifically provided in such lease amendment. 23. MISCELLANEOUS PROVISIONS 23.1 No Accord and Satisfaction. No acceptance by Landlord of a less sum than the Basic Annual Rent, Additional Rent, or any other charge then due shall be deemed to be other than on account of the earliest installment of such rent or charge due, nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent or other charge by deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such installment or pursue any other remedy in this Lease provided. 23.2 Brokerage. Tenant warrants that, except for the broker named in Section 1.19, it has had no dealings with any broker or agent in connection with this Lease and covenants to defend with counsel approved by Landlord, hold harmless and indemnify Landlord from and against any and all cost, expense or liability for any compensation, commissions and charges claimed by any other broker or agent, other than the foregoing named broker, with respect to Tenant's dealings in connection with this Lease or the negotiation thereof and resulting from breach of this Tenant's warranty. 23.3 Acts of God. In any case where either party hereto is required to do any act (other than Tenant's obligation to make money payments), delays caused by or resulting from Acts of God, war, civil commotion, fire or other casualty, labor difficulties, shortages of labor, materials or equipment, government regulations, or other causes beyond such party's reasonable control shall not be counted in determining the time during which such act shall be completed, whether such time be designated by a fixed date, a fixed time or a "reasonable time". Such time shall be deemed to be extended by the period of such delay. 23.4 Warranties. It is agreed that no warranties or representations, either express or implied in law or in fact, have been made by Landlord, except only as specifically herein stated. 23.5 Submission of Lease. The submission of this Lease or a summary of some or all of its provisions for examination does not constitute a reservation of or option for the Demised Premises, or an offer to lease, it being understood and agreed that this Lease shall not bind Landlord in any manner whatsoever until it has been delivered to and executed by Tenant and approved and executed by Landlord. Employees and agents of the Landlord have no authority to make or agree to make a lease or any other agreement in connection herewith. 23.6 Bind and Inure; Limitation of Landlord's Liability. The obligations of this Lease shall run with the land, and this Lease shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, executors, administrators, successors and assigns, (but, with respect to Tenant, subject to applicable prohibition against assignment and subletting) except that only the original Landlord named herein shall be liable for any obligations (if any) accruing before the beginning of the Term. The following provisions shall apply to the original Landlord named herein and each successive owner of the Demised Premises: each shall be liable only for obligations accruing during the period of its ownership; each shall have the right to transfer any Security Deposit to its grantee or transferee, and upon any such transfer, the transferor shall be deemed released; the obligations of each shall be binding only upon the assets which comprise the Landlord's Property and not upon any other assets; none shall ever be personally liable for any claim, obligation or judgment or ever be liable for consequential or exemplary damages. 23.7 Sale of Tenant's Assets. If Tenant enters into any agreement for the sale of all or substantially all of its assets ("Asset Sale"), Tenant shall notify Landlord in writing and provide Landlord with such reasonable information as Landlord may request regarding such transfer. Any Asset Sale which does not include a sale (assignment) of Tenant's rights under this Lease or which is made without notice to Landlord shall be deemed a default hereunder not subject to notice and time to cure. 23.8 Applicable Law and Construction. This Lease shall be governed by and construed in accordance with the laws of the Commonwealth of Massachusetts. If any term of this Lease, or the application thereof to any person or circumstances, shall to any extent be invalid or unenforceable, the remainder of this Lease or the application of such terms to persons or circumstances other than those as to which it is invalid or unenforceable, shall not be affected thereby, and each term of this Lease shall be valid and enforceable to the fullest extent permitted by law. There are no oral or written agreements between Landlord and Tenant affecting this Lease. This Lease may be amended only by instruments in writing executed by Landlord and Tenant. This Lease supersedes any and all other agreements, either oral or in writing, between the parties hereto with regard to the Demised Premises and contains all the covenants, agreements, other obligations between the said parties with regard to the Demised Premises. Landlord shall not be deemed, in any way or for any purpose, to have become, by the execution of this Lease or any action taken thereunder, a partner of Tenant in its business or otherwise a joint venturer or a member of any enterprise with Tenant. The titles of the Section contained herein are for convenience only and shall not be considered in construing this Lease. If there be more than one tenant, the obligations imposed by this Lease upon Tenant shall be joint and several. This Lease shall not be construed against one party as having been prepared by such a party. WITNESS the execution hereof in two or more counterparts and under seal as of the execution date. CHAPEL POINT ASSOCIATES, Landlord By: Arthur E. Chase, Trustee By: Melvin Pelletz, Trustee LUXTEC CORPORATION, Tenant By: Sam Stein, Chief Financial Officer EXHIBIT A EXHIBIT B Tenant's Premises Improvements 1. Carpet and paint offices. 2. Remove partition of office wall and install section of new wall per plan. 3. Raise roof to accommodate 3 drawing towers.

4. Install wire partitions in manufacturing area along with additional sheetrock walls in manufacturing area, per plan.

5. Move vent system and duct work, put in rear of manufacturing room and vent it. EXHIBIT C Landlord's Work 1. Deliver all HVAC systems in good working order. 2. Install new vinyl tile floor in front section of manufacturing space. 3. Clean existing tile floor in rear section of manufacturing space. 4. Provide handicap entrance and handicap parking on elevator side of building. 5. Install push bars on all exterior doors. 6. Remove brush adjacent to right side of building. 7. Paint the manufacturing area (one half of which will be paid for by Tenant and may be included in the Tenant Loan subject to limitations and conditions thereon).