Form 10-Q
period 2001-01-31
LUXTEC CORP /MA/
filed 2001-03-19
CIK 793523

                                                  SECURITIES AND EXCHANGE COMMISSION
                                                        Washington, D.C. 20549

                                                               FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

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

                                              99 Hartwell Street, West Boylston, MA 01583
                                          (Address of principal executive offices) (Zip code)

                                         (Registrant's telephone number, including area code)
                                                            (508) 835-9700

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at March 19, 2001, was 6,186,310.

                                                           TABLE OF CONTENTS

                                                                                                       Page No.

Part I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated  Balance Sheets -
           January 31, 2001 and October 31, 2000                                         3

           Consolidated  Statements of Operations -
           Three months ended January 31, 2001 and January 31, 2000                      4

           Consolidated  Statements of Cash Flows -
           Three months ended January 31, 2001 and January 31, 2000                      5

           Notes to Consolidated  Financial Statements                                   6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     8

Item 3.    Quantitative or Qualitative Disclosure About Market Risk                     10

Part II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                                            11

Item 2.    Changes in Securities and Use of Proceeds                                    11

Item 6.    Exhibits and Reports on Form 8-K                                             13

Signatures                                                                              15

                                                      Consolidated Balance Sheets

                                                        Assets
                                                                                        January 31        October 31
                                                                                           2001              2000
Current Assets:
   Cash                                                                               $        29,400  $       128,139
   Accounts receivable, less reserves of approximately $193,000 and $167,000  in
     2001 and 2000, respectively                                                            1,243,814        1,777,828
   Inventories                                                                              2,356,420        2,175,444
   Prepaid expenses and other current assets                                                   (3,537)          27,257

         Total current assets                                                               3,626,097        4,108,668

Property and Equipment, at cost                                                             2,814,505        2,810,815

Accumulated Depreciation and Amortization                                                  (2,411,575)      (2,379,230)

         Property and equipment, net                                                          402,930          431,585

Other Assets, net of accumulated amortization of approximately $126,000 and
$120,000 in 2001 and 2000, respectively                                                       208,504          210,861

         Total assets                                                                 $     4,237,531  $     4,751,114

                                                 Liabilities and Stockholders' Deficit

Current Liabilities:
   Line of credit                                                                     $     2,499,667  $     2,499,667
   Current portion of equipment facility loan                                                 100,000          147,523
   Current portion of term loan                                                               120,000          311,000

   Redeemable preferred stock                                                               1,437,580        1,417,582
   Accounts payable                                                                         1,345,438        1,207,244
   Accrued expenses                                                                         1,652,719          410,834

         Total current liabilities                                                          7,155,404        5,993,850

Term Loan, net of current portion                                                             163,250                -

Equipment Facility Loan, net of current portion                                                22,523                -

Minority Interest                                                                               2,753            2,753

Commitments

Stockholders' Deficit:
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--2,888,774 shares in 2001
         and 2,885,022 shares in 2000                                                          28,850           28,850
   Additional paid-in capital                                                               8,068,814        8,088,812
   Accumulated deficit                                                                    (11,204,063)      (9,363,151)

         Total stockholders' deficit                                                       (3,106,399)      (1,245,489)

         Total liabilities and stockholders' deficit                                  $     4,237,531  $     4,751,114

See Notes to Consolidated  Financial Statements.

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                THREE MONTHS ENDED
                                                                          January 31,      January 31,
                                                                              2001             2000
        -------------------------------------------------------------------------------------------------

        NET REVENUES                                                    $    1,203,340  $      1,979,394
        COST OF GOODS SOLD                                                   1,582,920         1,085,158
        -------------------------------------------------------------------------------------------------
        GROSS PROFIT/(LOSS)                                                  (379,580)           894,236
        -------------------------------------------------------------------------------------------------

        OPERATING EXPENSES:
           Selling and marketing                                               305,905           313,414
           General and administrative                                          929,982           314,026
           Research and development                                            142,064           166,274
        -------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                             1,377,951           793,714
        -------------------------------------------------------------------------------------------------

        INCOME/(LOSS) FROM OPERATIONS                                      (1,757,531)           100,522

        OTHER EXPENSES, NET                                                   (83,381)          (78,584)
        -------------------------------------------------------------------------------------------------
        NET INCOME/(LOSS)                                               $  (1,840,912)            21,938
        =================================================================================================

        ACCRETION OF PREFERRED STOCK DIVIDENDS                                  20,000            20,000

        NET INCOME/(LOSS) APPLICABLE
        TO COMMON STOCKHOLDERS                                          $  (1,860,912)  $          1,938
        =================================================================================================

        BASIC AND DILUTED INCOME (LOSS) PER SHARE APPLICABLE TO
        COMMON STOCKHOLDERS                                             $       (0.64)  $           0.00
        =================================================================================================

        WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                        -    Basic           2,888,774         2,880,061
                                                        -   Diluted          2,888,774         2,905,652
        See Notes to Consolidated  Financial Statements.

                                         LUXTEC CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                      January 31,            January 31,
                                                                          2001                   2000
---------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                          $     (1,840,912)    $           21,938
Adjustments to reconcile net income to
net cash provided by/(used) in operating activities -
Depreciation and amortization                                                 32,345                 37,803
Provision for uncollectible accounts receivable                               11,858               (54,000)
Changes in current assets and liabilities:
     Accounts receivable                                                     522,156                685,624
     Inventories                                                            (180,977)              (431,744)
     Prepaid expenses and other current assets                                30,796                (17,520)
     Accounts payable                                                        138,193                 34,777
     Accrued expenses                                                      1,241,885               (214,771)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES
                                                                           1,796,256                  62,107
---------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (3,690)               (38,536)
     Decrease in other assets                                                  2,357                   4,085
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                         (1,333)               (34,451)
--------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from revolving line of credit                                                        2,251
                                                                        -
     Repayments on equipment facility loan                                   (25,000)               (25,000)
     Repayments on term note                                                 (27,750)               (27,750)
     Issuance of common stock under employee stock purchase plan                   -                   7,265
--------------------------------------------------------------------------------------------------------------------
NET CASH (USED IN)/PROVIDED
BY FINANCING ACTIVITIES                                                      (52,750)               (43,234)
--------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                         (98,739)               (15,578)

CASH, BEGINNING OF PERIOD                                                    128,139                 18,333

CASH, END OF PERIOD                                                 $         29,400     $            2,755
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     CASH PAID FOR INTEREST                                         $        68,800                 $80,084
     ACCRETION OF DEBT DISCOUNT                                              $2,250                  $2,250

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
     ACCRETION OF SERIES A PREFERRED STOCK                          $         20,000     $           20,000
=====================================================================================================================

See Notes to Consolidated  Financial Statements.
LUXTEC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS 1) Basis of Presentation of Consolidated Financial Statements The accompanying consolidated unaudited financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements (see Form 10K for the year ending October 31, 2000 for complete disclosure). In the opinion of management, all adjustments necessary for a fair presentation have been made which comprise only normal recurring adjustments. Operating results for the three months ended January 31, 2001, are not necessarily indicative of the results that may be expected for the entire year.
         Inventories consisted of the following:

                               2001             2000

Raw material             $     1,547,216   $     1,393,556
Work-in-process                  364,204           109,520
Finished goods                   445,000           672,368

                         $     2,356,420   $     2,175,444
3) Debt (a) Line of Credit
The Company has a $2,500,000 line of credit with a bank. The maximum amount available to borrow under the line of credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at the bank’s prime rate (9.0% at January 31, 2001) plus 0.5%. Unused portions of the line of credit accrue a fee at an annual rate of 0.25%. Borrowings are secured by substantially all assets of the Company. The line of credit contains certain financial covenants, with which the Company was not in compliance at January 31, 2001 (see Note 5, below). At January 31, 2001, there was no availability under the line of credit. The line of credit expires on March 31, 2001.

(b) Equipment Facility Loan
The Company has a $450,000 equipment facility loan with a bank. Borrowings bear interest at the bank’s prime rate (9.0% at January 31, 2001) plus 0.5% and are secured by substantially all assets of the Company. The equipment facility loan contains certain financial covenants, with which the Company was not in compliance at January 31, 2001 (see Note 5 below). The equipment facility loan expires on March 31, 2001. At January 31, 2001, the Company had outstanding borrowings of $122,523 under this agreement.

Luxtec Corporation and Subsidiaries Notes to Consolidated Financial Statements (Continued) January 31, 2000 (c) Term Loan
On March 31, 1997, the Company entered into a $500,000 term loan with a bank. The term loan bears interest at prime (9.0% at January 31, 2001) plus 1.0%. Beginning in May 1999, principal repayments were payable at $10,000 per month. If not paid sooner, the term note is due on the earlier of (i) March 31, 2002, (ii) the date of an equity infusion or (iii) the date of a management change, as defined. At January 31, 2001, there was $284,000 outstanding under this agreement, net of the remaining unamortized debt discount of $10,000. The term loan contains certain financial covenants, with which the Company was not in compliance at January 31, 2001 (see Note 5 below).

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
                                                                      THREE MONTHS ENDED
           ---------------------------------------------------- --------------------------------
           ---------------------------------------------------- --------------- ----------------
                                                                  January 31      January 31
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
                                                                     2001            2000
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Basic weighted average shares outstanding                 2,888,774        2,880,061
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Weighted average common equivalent shares                   -                 25,591
           ---------------------------------------------------- --------------- ----------------
           ---------------------------------------------------- --------------- ----------------
           Diluted weighted average shares outstanding               2,888,774        2,905,652
           ---------------------------------------------------- --------------- ----------------
5) Subsequent Events On March 2, 2001, the Company consummated the merger (the "Merger") of Laser Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), with and into PrimeSource Surgical, Inc., a Delaware corporation (“PrimeSource”), resulting in PrimeSource becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated November 27, 2000, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated February 8, 2001 (as amended, the “Merger Agreement”), the former stockholders of PrimeSource are entitled to receive capital stock of the Company representing approximately 80% of the fully-diluted voting power of the Company in exchange for their PrimeSource capital stock.

In connection with the Merger, the Company entered into an Amended and Restated Loan and Security Agreement, dated March 2, 2001, which, among other things, (i) establishes a new four year line of credit with borrowings bearing interest at the bank's prime rate plus 2.0%, (ii) a term loan with terms substantially similar to the Company's previously existing term loan and (iii) an equipment loan with terms substantially similar to the Company's previously existing equipment loan. LUXTEC CORPORATION ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," believes," "estimates," expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. Subsequent to the period for which this report covers, we completed our transaction with PrimeSource Surgical, Inc. and restructured our credit facility. Accordingly, historical results of operation may not be indicative of post-merger results of operations. For a description of the transaction with PrimeSource Surgical, Inc., see "-Subsequent Events" below. RESULTS OF OPERATIONS

        Net revenues for the three months ended January 31, 2001 were $1,203,340 compared to $1,979,394 for the same period in fiscal 2000, a decrease of 39.2%. The Company moved its operations during the first quarter. The resulting operational shutdown caused shipments to lag orders during the first quarter. Additionally, reserves for returns and allowances were increased during this period to reflect the liability expected from a decision to change distributors in the Southeast and Southwest.

        Gross loss was $379,580 for the three months ended January 31, 2001 compared to a gross profit of $894,236 or 45.2% of net sales for the same period in fiscal 2000. Production and shipment of products of the Company were shut down for the month of November and part of December and January as a result of moving operations from Worcester, MA to a new location in West Boylston MA. Unfavorable manufacturing variances related to the shutdown were the largest single reason for the negative margin during the first quarter. Additionally, reserves for returns and allowances were increased during this period to reflect the liability expected from a decision to change distributors in the Southeast and Southwest.

        Selling expenses were $305,905 for the three months ended January 31, 2001 compared to $313,414 for the three months ended January 31, 2000, a decrease of 2.4%. The Company has continued its cost containment priorities including a reduction in the number of trade shows attended during the first quarter.

        Research and development expenditures were $142,064 for the three months ended January 31, 2001 compared to $166,274 for the three months ended January 31, 2000, a decrease of 14.6%. The decrease in expenses in this category was directly related to completion of the development and introduction of a major new product during fiscal 1999 that was introduced to the marketplace during the first half of fiscal 2000.

General and administrative expenses were $929,982 for the three months ended January 31, 2001 compared to $314,026 for the three months ended January 31, 2000, an increase of 196.1%. The increase was primarily a result of accruals related to closing costs related to the transaction with PrimeSource Surgical, Inc. These costs included severance pay for two senior executives and significant legal expenses with the two categories totaling, in the aggregate approximately $250,000. Additionally, non-recurring moving expenses of approximately $150,000 were incurred during the period. LUXTEC CORPORATION ITEM 2. (CONT'D) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS LIQUIDITY AND CAPITAL RESOURCES At January 31, 2001, the Company had a working capital deficit of $3,529,307 compared to a deficit of $1,885,182 at October 31, 2000. The operating losses incurred during the first quarter and the accrual of closing costs related to the transaction with PrimeSource Surgical, Inc., were primarily responsible for the increase in the working capital deficit. On April 3, 1997, the Corporation borrowed $500,000 under a new term loan agreement with a bank. Borrowings bear interest at the bank's prime rate plus 1.00%. Borrowings are secured by substantially all assets of the Corporation. Principal repayment began at $10,000 per month during May, 1999. The agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Corporation was not in compliance with the covenants for the quarter ended January 31, 2001. The balance outstanding under the term loan at January 31, 2001 was $284,000 net of the unamortized debt discount of $10,000. The principal source of short-term borrowings during the year was a $2,500,000 revolving credit facility secured by substantially all assets of the Corporation. At January 31, 2001, the credit line was essentially fully utilized. The interest rate on the credit line at the end of the first quarter was 9.0%. The line of credit was set to expire on March 31, 2001. The revolving credit agreement contains covenants, including the maintenance of certain financial ratios, as defined. The Corporation was not in compliance with the covenants for the quarter ended January 31, 2001. The Corporation had been engaged in discussions with the bank concerning its non-compliance prior to the end of the fiscal year and resolution occurred subsequent to the reporting period. The balance outstanding under the revolving credit agreement at January 31, 2001 was $2,500,000. Subsequent to the fiscal year end, the bank sold the three credit facilities to another institution. At the date of this form 10-Q, the new financial institution and the Company had formalized a new lending agreement for all of the banking facilities listed above. See "-Subsequent Events" below. Management anticipates the Company's current cash requirements for ongoing operations will be satisfied by cash flow from existing operations and the consummation of the merger described below. As of January 31, 2001, the Company did not have the funds available to redeem its Series A Preferred Stock. In connection with the Merger (as described below), the shares of the Series A Preferred Stock were converted to a different class of preferred stock, not currently redeemable. SUBSEQUENT EVENTS On March 2, 2001, the Company consummated the merger (the "Merger") of Laser Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company ("Merger Sub"), with and into PrimeSource Surgical, Inc., a Delaware corporation ("PrimeSource"), resulting in PrimeSource becoming a wholly-owned subsidiary of the Company. Pursuant to the Agreement and Plan of Merger, dated November 27, 2000, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated February 8, 2001 (as amended, the "Merger Agreement"), the former stockholders of PrimeSource are entitled to receive capital stock of the Company representing approximately 80% of the fully-diluted voting power of the Company in exchange for their PrimeSource capital stock. In connection with the Merger, the Company entered into an Amended and Restated Loan and Security Agreement, dated March 2, 2001, which, among other things, (i) establishes a new four year line of credit with borrowings bearing interest at the bank's prime rate plus 2.0%, (ii) a term loan with terms substantially similar to the Company's previously existing term loan and (iii) an equipment loan with terms substantially similar to the Company's previously existing equipment loan. LUXTEC CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ITEM 3. QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK The Corporation's market risk exposure relates to outstanding debt. The balance of outstanding bank debt at January 31, 2001 is approximately $2,905,000, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company. LUXTEC CORPORATION PART II. OTHER INFORMATION ITEM 1. Legal proceedings None. ITEM 2. Changes in Securities and Use of Proceeds. Pursuant to the Merger consummated on March 2, 2001 (see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Subsequent Events," above), the Company issued 3,301,288 shares of Common Stock, par value $.01 per share (the "Common Stock"), 46,889 shares of Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), 344,864 shares of Series C Convertible Preferred Stock, par value $1.00 per share (the "Series C Preferred Stock"), and 9,674 shares of Series D Exchangeable Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"). In addition, the Company assumed options and warrants to purchase approximately 4,526,989 shares of Common Stock, assuming that warrants to purchase a yet-to-be-determined number of shares of Common Stock become exercisable for a number of shares of Common Stock estimated in our management's good faith judgment. The holders of the Common Stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law. Subject to preferences applicable to any outstanding shares of Company preferred stock, the holders of the Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Company' Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of The Company, the holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of the Company preferred stock. Holders of the Common Stock have no preemptive rights or rights to convert their Common Stock into any other securities. There are no redemption or sinking fund provisions applicable to the Common Stock. The Company has a classified board of directors which consists of three classes and the holders of the Common Stock do not have cumulative voting. The Series B Preferred Stock issued in the Merger is convertible into twenty-five shares of Common Stock automatically upon amendment of the Company's Articles of Organization to increase the authorized number of shares of Common Stock to 50,000,000. The Series B Preferred Stock is not otherwise convertible. Until conversion of the Series B Preferred Stock into Common Stock, each share of Series B Preferred Stock has twenty-five votes per share on all matters submitted to a vote of the holders of Common Stock. In addition, shares of Series B Preferred Stock:
         o        rank junior to the Series C Preferred Stock and the Series D Preferred Stock;

         o        are entitled to participate in any dividends paid on the Common Stock; and

         o        upon liquidation, are entitled to participate as if such shares were converted into Common Stock.
The Series C Preferred Stock issued in the Merger is convertible, at the option of the holder thereof at any time after amendment of the Company's Articles of Organization increasing the authorized number of shares of Common Stock to 50,000,000, into twenty-five shares of Common Stock, subject to adjustment. Each share of Series C Preferred Stock has one vote for each share of Common Stock into which it would be convertible, following the requisite increase in our authorized Common Stock, on all matters submitted to a vote of the holders of Common Stock. In addition, shares of Series C Preferred Stock:
         o        rank senior to the Series B Preferred Stock and the Common Stock;
                                                          LUXTEC CORPORATION
                                                      PART II. OTHER INFORMATION

         o        rank junior to the Series D Preferred Stock;

         o        accrue dividends at the rate of 8% per annum of the original issue price on each share of Series C Preferred Stock;

         o        have a liquidation preference equal to the greater of (i) $50.50 per share, subject to adjustment, plus an amount in cash equal to all accrued but unpaid dividends, or (ii) the amount the holders would have received had such holders converted their shares of Series C Preferred Stock into Common Stock immediately prior to a liquidation event;

         o        have a mandatory redemption date of June 3, 2005; and

         o        have special consent rights to certain of the Company's activities, including, but not limited to, the right to consent to the amendment of the Company's Articles of Organization or Bylaws, the merger or consolidation of the Company with another entity, the Company's acquisition of any equity ownership in any Person where the aggregate consideration is at least $2,000,000 or the Company's selling any of its assets that call for payments in excess of $200,000.

         The Series D Preferred Stock issued in the Merger is exchangeable for equity securities of the Company to be issued in the future.  Each share of Series D Preferred Stock has two hundred votes per share on all matters submitted to a vote of the holders of the Common Stock.  In addition, shares of Series D Preferred Stock:

         o        rank senior to the Series B Preferred Stock, the Series C Preferred Stock and the Common Stock;

         o        accrue dividends at the rate of 10% per annum of the original issue price on each share of Series D Preferred Stock;

         o        have a liquidation preference equal to $342.08 per share, subject to adjustment,  plus an amount in cash equal to all accrued but unpaid dividends; and

         o        will be exchanged for equity securities of the Company issued in the future upon the earlier of (i) a Qualified
Equity Financing (as defined in the Certificate of Designation for the Series D Preferred Stock, filed as Exhibit 3.13 hereto) and
(ii) January 23, 2002.

The shares of Company capital stock issued in the Merger are exempt from  registration  with the Securities  Exchange  Commission under
Section 4(2) of the Securities Act of 1933, as amended.
LUXTEC CORPORATION PART II. OTHER INFORMATION ITEM 3. Exhibits and reports on Form 8-K
              2.1 Agreement and Plan of Merger, dated November 27, 2000, by and between Luxtec Corporation, Laser Merger Sub, Inc. and
              PrimeSource Surgical, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on November 30, 2000).

              2.2 Amendment No. 1 to the Agreement and Plan of Merger, dated February 8, 2001, by and between Luxtec Corporation,
              Laser Merger Sub, Inc. and PrimeSource Surgical, Inc.  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.1 Articles of Organization.  (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7,
              1986).

              3.2 Amendment dated March 30, 1982 to Articles of Organization.  (Incorporated by reference to Form S-18, File No.
              33-5514B, declared effective on July 7, 1986).

              3.3 Amendment dated August 9, 1984 to Articles of Organization.  (Incorporated by reference to Form S-18, File No.
              33-5514B, declared effective on July 7, 1986).

              3.4 Amendment dated April 10, 1992 to Articles of Organization.  (Incorporated by reference to Form 10-K, File No.
              0-14961, filed for the fiscal year ended October 31, 1993).

              3.5 Amendment dated October 20, 1995 to Articles of Organization.  (Incorporated by reference to Form 10-K, File No.
              0-14961, filed for the fiscal year ended October 31, 1995).

              3.6 Amendment dated October 20, 1995 to Articles of Organization.  (Incorporated by reference to Form 10-K, File No.
              0-14961, filed for the fiscal year ended October 31, 1995).

              3.7 Amendment dated September 16, 1996 to Articles of Organization.  (Incorporated by reference to Form 10-K, File No.
              0-14961, filed for the fiscal year ended October 31, 1996).

              3.8 Certificate of Vote of Directors Establishing a Series of a Class of Stock dated September 16, 1996.  (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

              3.9 Certificate of Correction dated October 4, 1996.  (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

              3.10Certificate of Correction dated October 4, 1996.  (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

              3.11Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series B
              Convertible Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

                                                                 LUXTEC CORPORATION

                                                      PART II. OTHER INFORMATION

              3.12Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series C
              Convertible Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.13Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series D
              Exchangeable Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.14Certificate of Correction dated March 2, 2001 (Series C Convertible Preferred Stock).  (Incorporated by reference to
              Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.15Certificate of Correction dated March 2, 2001.  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on
              March 16, 2001).

              3.16By-Laws.  (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

              4.1 Registration Rights Agreement, dated March 2, 2001, by and among Luxtec Corporation and the persons listed as
              Stockholders therein.  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              4.2 Co-Sale Agreement, dated March 2, 2001, by and among Luxtec Corporation and the persons listed as Stockholders therein.  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).
(b) Reports on Form 8-K
The Company filed a current report on Form 8-K dated November 30,2000, announcing the signing of the Agreement and Plan of Merger, dated November 27, 2000, by and between the Company, Laser Merger Sub, Inc., a wholly-owned subsidiary of the Company, and PrimeSource Surgical, Inc.

LUXTEC CORPORATION
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              LUXTEC CORPORATION
                                                                       (Registrant)

         03/19/2001                                           s/Michael K. Bayley________
         Date                                                 Michael K. Bayley
                                                              Chief Financial Officer
                                                             (Principal Accounting Officer
                                                              and Duly Authorized Executive Officer)