Form 10-Q
period 2001-03-31
LUXTEC CORP /MA/
filed 2001-05-21
CIK 793523

                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 21, 2001, was
6,640,062.

                                                LUXTEC CORPORATION

                                                 TABLE OF CONTENTS

                                                                                                       Page No.
                                                                                                       --------

Part I.           FINANCIAL INFORMATION
                  ---------------------

Item 1.   Financial Statements

         Consolidated  Balance Sheets -
                       March 31, 2001 (unaudited) and June 30, 2000                               3

                     Unaudited Consolidated  Statements of Operations -
                       Three months ended March  31, 2001 and March 31, 2000                      4
              Nine months ended March 31, 2001 and March 31, 2000

          Unaudited Consolidated  Statements of Cash Flows -
              Nine months ended March 31, 2001 and March 31, 2000                        5

          Notes to Unaudited Consolidated  Financial Statements                                7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                    10

Item 3.    Quantitative or Qualitative Disclosure About Market Risk                     13

Part II.          OTHER INFORMATION
                  -----------------

Item 2.  Changes in Securities and Use of Proceeds                                      14

Item 5.  Other Information                                                              15

Item 6.  Exhibits and Reports on Form 8-K                                               18

Signatures                                                                              21

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                                        Luxtec Corporation and Subsidiaries
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        ASSETS
                                                                                         March 31,         June, 30
                                                                                           2001              2000

                                                                                        (Unaudited)
CURRENT ASSETS:
   Cash                                                                               $             0  $       126,690
   Accounts receivable, less reserves of approximately $442,000 and $427,000  in
     2001 and 2000, respectively                                                            8,124,409        7,396,300
   Inventories, net                                                                         9,489,056        6,268,248
   Prepaid expenses and other current assets                                                  291,342        1,080,913
                                                                                      ---------------  ---------------

         Total current assets                                                              17,904,807       14,872,651
                                                                                      ---------------  ---------------

PROPERTY AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION OF APPROXIMATELY
$554,000 IN 2001 AND $270,000 IN 2000                                                       1,969,086           866,277

INTANGIBLE AND OTHER ASSETS, NET OF ACCUMULATED AMORTIZATION OF APPROXIMATELY
$1,733,000 AND $1,071,000  IN 2001 AND 2000, RESPECTIVELY                                  24,108,815       15,558,301
                                                                                      ---------------  ---------------

         Total assets                                                                 $    43,982,708  $    31,297,229
                                                                                      ===============  ===============

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                   $    7,933,068  $     6,260,934
   Accrued expenses                                                                        3,950,932        1,258,197
   Line of credit                                                                           7,694,582        7,157,714
   Current portion of long-term debt                                                        3,608,101        1,150,003
  Current portion of capital lease obligations                                                90,410           29,869

         Total current liabilities                                                        23,277,093       15,856,717

LONG TERM DEBT , NET OF CURRENT PORTION                                                                     2,849,717

MINORITY INTEREST                                                                              2,753

COMMITMENTS AND CONTINGENCIES

PUT WARRANT OBLIGATION                                                                       267,000          267,000

REDEEMABLE PREFERRED STOCK                                                                22,207,489  11,946,600

STOCKHOLDERS' (DEFICIT) EQUITY :
    SERIES A CONVERTIBLE
PREFERRED
    SERIES B CONVERTIBLE PREFERRED                                                         1,195,543  173,154
                                                                                                            1,926,749
   Common stock, $.01 par value-
     Authorized--10,000,000 shares
     Issued and outstanding--6,640,062 shares in 2001                                                                  ,863
         and 3,862,242 shares in 2000                                                         66,401                 3
   Additional paid-in capital                                                              4,548,334        1,548,065
   Accumulated deficit                                                                    (7,581,905)      (3,274,636)
                                                                                      --------------- ----------------

         Total stockholders' (deficit)  equity                                            (1,771,627)         377,195
                                                                                      --------------- ---------------
         Total liabilities and stockholders' (deficit)  equity                        $   43,982,708  $    31,297,229
                                                                                      ==============  ===============
See Notes to Unaudited Condensed Consolidated  Financial Statements.

ITEM 1.   (continued).

                                                     LUXTEC CORPORATION AND SUBSIDIARIES
                                                                  UNAUDITED
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED

                                                              March 31,      March 31,       March 31,        March 31,
                                                                 2001          2000            2001              2000
        -------------------------------------------------------------------------------------------------------------------

        NET REVENUES                                       $   12,691,569 $  13,658,627 $      36,632,292 $     42,520,397

        COST OF GOODS SOLD                                      8,362,771     9,145,785        25,301,361       28,259,617
        -------------------------------------------------------------------------------------------------------------------
        GROSS PROFIT                                            4,328,798     4,512,842        11,330,931       14,260,780
        -------------------------------------------------------------------------------------------------------------------

        OPERATING EXPENSES:
           Selling and marketing                                2,334,786     2,545,003         6,306,167        7,364,801
           General and administrative                           2,340,389     1,605,318         7,704,394        5,189,151
           Research and development                                22,583             0            22,583                0
        -------------------------------------------------------------------------------------------------------------------
        TOTAL OPERATING EXPENSES                                4,697,758     4,150,321        14,033,144       12,553,952
        -------------------------------------------------------------------------------------------------------------------

        INCOME/(LOSS) FROM OPERATIONS                           (368,960)       362,521       (2,702,213)        1,706,828

        OTHER EXPENSES, NET                                     (270,091)     (258,996)         (785,793)        (760,575)
        INCOME TAXES                                                    0     (130,809)                 0        (445,644)

        -------------------------------------------------------------------------------------------------------------------
        -------------------------------------------------------------------------------------------------------------------
        NET (LOSS)/INCOME                                  $    (639,051) $    (27,284) $     (3,488,006) $        500,609
        ===================================================================================================================

        ACCRETION OF PREFERRED STOCK DIVIDENDS                    285,507       229,620           849,690          725,860

        NET LOSS APPLICABLE                                     (924,558)     (256,904)       (4,337,696)        (225,251)
        TO COMMON STOCKHOLDERS                             $              $             $                 $
        ===================================================================================================================

        BASIC AND DILUTED INCOME (LOSS) PER SHARE                  (0.22)           N/A            (1.32)              N/A
        APPLICABLE TO COMMON STOCKHOLDERS                  $              $             $                 $
        ===================================================================================================================

        WEIGHTED AVERAGE NUMBER OF COMMON SHARES
        OUTSTANDING
                                  -    Basic and Diluted        4,131,660           N/A         3,294,502              N/A

         See Notes to Unaudited Condensed Consolidated
                     Financial Statements.

ITEM 1.   (continued).

                                             LUXTEC CORPORATION AND SUBSIDIARIES
                                                          UNAUDITED
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                            March 31,                  March 31,
                                                                               2001                       2000
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net (loss) income                                                      $       (3,488,006)        $          500,609
Adjustments to reconcile net income to
net cash provided by/(used) in operating activities:-
Depreciation and amortization                                                      982,603                   872,041
Changes in current assets and liabilities, net
of effect of business acquisitions :
     Accounts receivable                                                         1,667,131               (1,755,628)
     Inventories                                                                 (393,274)                   469,565
     Prepaid expenses and other current asets                                      810,870                 (148,853)
     Other                                                                       1,015,288                   241,277
assets
     Accounts payable                                                            (596,428)                 2,256,690
     Accrued expenses                                                              277,868                (1,596,246)
------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          276,052                   839,455
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (666,138)                 (866,997)
     Acquisition of businesses                                                   (391,000)                 (405,000)
     Direct transaction costs                                                     (16,640)                 (158,582)
-------------------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                          (1,073,778)               (1,430,579)
-------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net (repayments) borrowings under line of credit                          (2,182,799)                   529,003
     Repayment of debt                                                         (3,003,881)                 (528,934)
     Proceeds from issuance of preferred stock, net                              5,857,716                   893,949
     Proceeds from issuance of common stock                                                                  437,103
     Repurchase of common and preferred stock                                                            (1,289,001)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                          671,036                    42,120
-----------------------------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                             (126,690)                 (549,004)

CASH, BEGINNING OF PERIOD                                                          126,690                   549,004

CASH, END OF PERIOD                                                    $                 0        $                0
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    CASH PAID FOR INTEREST                                                                                   790,143
                                                                        780,704

See Notes to Unaudited Condensed Consolidated Financial Statements.

ITEM 1.   (continued).

                                                 LUXTEC CORPORATION AND SUBSIDIARIES
                                                         UNAUDITED CONDENSED
                                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   ACCRETION OF SERIES C PREFERRED STOCK DIVIDENDS                          $      849,960        $         725,860
     DURING DECEMBER, 2000 AND MARCH,  2001,
      THE  COMPANY ACQUIRED ENTITIES IN
      TRANSACTIONS SUMMARIZED AS FOLLOWS:
       Fair value of assets acquired, including transaction costs           $                               914,045
15,278,000
       Issuance of common
stock                                                                             (919,000)
       Exchange of  common and preferred stock
(4,385,000)
       Cash paid in business acquisitions,
net                                                         (391,000)                                    (405,000)
                                                          -----------                                    ---------

       Liabilities                                                                                          509,045
assumed
9,583,000

See Notes to Unaudited Condensed Consolidated  Financial Statements.

                                                LUXTEC CORPORATION
ITEM 1.   (continued).

                          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                  MARCH 31, 2001

1)  Basis of Presentation of Unaudited Condensed Consolidated Financial Statements

       On November 28,  2000, Luxtec Corporation  (Luxtec) announced that it had entered into an Agreement and Plan of Merger with PrimeSource Surgical,  Inc.  (PrimeSource).  On March 2, 2001, the transaction closed and the former stockholders  of PrimeSource  received Luxtec capital stock  representing  approximately  80% of the  fully-diluted voting power of Luxtec in exchange for their  PrimeSource  capital stock.  The  transaction is considered a reverse merger with Luxtec  being the  surviving  legal  entity and with  PrimeSource  being  considered  the  acquirer for accounting  purposes.  As the  transaction  was  accounted  for as a reverse  merger,  the  accompanying  financial statements reflect the historical results of PrimeSource as if PrimeSource had acquired Luxtec..

      The  accompanying  unaudited  consolidated  financial  statements  have  been  prepared  in  conformity  with generally accepted accounting principles for interim financial  information.  Accordingly,  they do not include all of the  information  and footnotes  required by generally  accepted  accounting  principles for complete  financial statements.  In the opinion of management,  all adjustments  necessary for a fair presentation have been made which comprise only normal recurring  adjustments.  Operating  results for the three months ended March 31, 2001, are not necessarily  indicative  of the  results  that may be  expected  for the entire  year.  These  unaudited  financial statements should be read in conjunction with the historical financial statements of PrimeSource and Luxtec.

      As of March 31,  2001,  the  Company  and  PrimeSource  were each in default of certain  financial  covenants related to bank debt.  The Company and  PrimeSource  are each engaged in  discussions  with their banks  concerning non-compliance  with the financial  covenants.  In management's  opinion,  resolution of the default  conditions is expected  after the  reporting  period.  The Company is attempting to raise  additional  equity  capital to satisfy waiver conditions.  The Company believes that the expected cash flows from operations,  available  borrowings under its credit  facilities and capital  markets are sufficient to meet the Company's  anticipated  future  requirements for working capital in the next 12 months.

2)  Debt

(a)      Lines of Credit

              On March 2, 2001,  the Company  entered into an Amended and Restated  Security and Loan Agreement for
              a  $2,500,000  line of credit  (the  "Luxtec  Credit  Agreement")  with a bank.  The  maximum  amount available to borrow under the Luxtec  Credit  Agreement is limited to the lesser of  $2,500,000  or a certain  percentage of accounts  receivable and inventory,  as defined.  Borrowings  bear interest at the bank's  prime rate (8.0% at March 31,  2001) plus  2.0%.  Unused  portions  of the Luxtec  Credit
              Agreement  accrue a fee at an annual  rate of 1.00%.  Borrowings  are  secured by  substantially  all assets  held  directly  by the  Company.  The Luxtec  Credit  Agreement  contains  certain  financial covenants,  with which the  Company  was not in  compliance  at March 31,  2001.  At March 31,  2001, there was $105,022 of availability  under the Luxtec Credit  Agreement.  The Luxtec Credit  Agreement
              expires on March 31, 2005.

              The  Company's  wholly-owned  subsidiary,   PrimeSource,  has  a  $12,000,000  line  of  credit  (the
              "PrimeSource  Credit  Agreement")  with a bank.  The maximum  amount  available  to borrow  under the
              PrimeSource  Credit  Agreement is limited to the lesser of  $12,000,000  or a certain  percentage  of accounts  receivable and  inventory,  as defined.  Borrowings  bear interest at the bank's prime rate
              (8.0% at March 31, 2001) plus 0.75%.  Unused portions of the PrimeSource  Credit  Agreement  accrue a fee at an annual rate of 0.375%.  Borrowings are secured by  substantially  all assets  directly held by PrimeSource.  The PrimeSource  Credit Agreement contains certain financial  covenants,  with which
              PrimeSource  was not in  compliance  at March 31, 2001.  At March 31, 2001,  there was  $1,566,132 of availability  under the PrimeSource  Credit  Agreement.  The PrimeSource  Credit Agreement expires in
              June, 2003.
                                        Luxtec Corporation and Subsidiaries

ITEM 1.   (continued).

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                  MARCH 31, 2001

       (b)    Term Loans

              On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and
              Restated Term Note (the "Term Note") in the amount of $300,000 with a bank.  The Term Note bears interest at prime (8.0% at March 31, 2001) plus 0.5% and is secured by substantially all assets directly held by the Company.  The Term Note contains certain financial covenants, with which the
              Company was not in compliance at March 31, 2001.  The Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001.  The Term Note matures on March 31, 2002.  At March 31,
              2001, the Company had outstanding borrowings of $290,000 under this agreement.

              The Company's wholly-owned subsidiary, PrimeSource, has a $5,000,000 term loan  (the "Term Loan")
              with a bank, collateralized by substantially all of PrimeSource's assets. The Term Loan bears interest at the bank's prime rate (8.0% at March 31, 2001) , plus 0.75%.  The Term Loan contains certain financial covenants, with which PrimeSource was not in compliance at March 31, 2001.  The
              Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July
              2001 and June 2002 and $133,334 between July 2002 and June 2003.  The Term Loan matures on June 1,
              2003.  At March 31, 2001, PrimeSource had outstanding borrowings of $3,237,494 under this agreement

       (c)    Amended and Restated Equipment Note

              On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and
              Restated Equipment Note (the "Equipment Note") in the amount of $131,000 with a bank.  Borrowings bear interest at the bank's prime rate (8.0% at March 31, 2001) plus 1.0% and are secured by substantially all assets directly held by the Company.  The Equipment Note contains certain financial covenants, with which the Company was not in compliance at March 31, 2001. The Equipment
              Note requires monthly principal payments of $8,333 commencing on March 31, 2001.  The Equipment
              Note matures on June 30, 2002.  At March 31, 2001, the Company had outstanding borrowings of
              $122,667 under the Equipment Note.

              The Company's and PrimeSource's  bank debt is subject to cross-default provisions.  Since March 31,
2001, both the Company and PrimeSource are being  permitted by their respective banks to borrow against available lines of credit, pending resolution of the default conditions. Due to the cross-default provisions, all of the
Company's and PrimeSource's long-term debt has been classified as current in the March 31, 2001 balance sheet.

                                        Luxtec Corporation and Subsidiaries

ITEM 1.   (continued).

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                                  MARCH 31, 2001
3) Net loss per share

         Basic net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted net loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of dilutive common shares, options and warrants outstanding during the period.  Diluted weighted average shares reflects the dilutive effect, if any, of common stock options and warrants based on the treasury stock method.  No common stock equivalents are considered dilutive in periods in which a loss is reported because all such common equivalent shares are antidilutive.  The net loss attributable to common stockholders differs from the net loss by accretion of dividends on the Company's redeemable preferred stock.  Loss per share amounts are not applicable for the comparable 2000 periods as PrimeSource did not have public reporting requirements at that time.

           ---------------------------------------------------- -------------------------------------------
                                                                       Three and Nine Months Ended
           ---------------------------------------------------- -------------------------------------------
           ---------------------------------------------------- -------------------- ----------------------
                                                                     March 31              March 31
           ---------------------------------------------------- -------------------- ----------------------
           ---------------------------------------------------- -------------------- ----------------------
                                                                       2001                  2001
           ---------------------------------------------------- -------------------- ----------------------
           ---------------------------------------------------- -------------------- ----------------------
           Basic and diluted weighted average shares                 4,131,660             3,294,502
           outstanding
           ---------------------------------------------------- -------------------- ----------------------

4) Acquisitions

         In December, 2000, the Company acquired two related entities for an aggregate consideration of approximately $1,310,000. The purchase price was allocated to tangible assets of $2,162,000, assumed liabilities of $1,623,000 and intangible assets of $771,000.

         In March, 2001, the Company acquired PrimeSource in a stock for stock reverse merger for an aggregate consideration of approximately $4,385,000. The purchase price was allocated to tangible assets of  $4,390,000, assumed liabilities of $7,960,000 and intangible assets of  $7,955,000. The Company is still in the process of allocating the excess of cost over fair value of assets acquired between identifiable intangible assets and goodwill.

5) Commitments and Contingencies

         In May, 2001, subsequent to the end of the quarter, the Company entered into an employment agreement with its President and Chief Executive Officer. The employment agreement commits the Company to a minimum compensation, severance amounts,  and future equity-based incentives. Two other officers of the Company have employment agreements.

         The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's financial statements.

                                                LUXTEC CORPORATION

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                  MARCH 31, 2001

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

RESULTS OF OPERATIONS

      Net revenues for the three  months  ended March 31, 2001 were $ 12,691,569  compared to $ 13,658,627  for the same period in fiscal  2000,  a decrease of 7.1%.  The decrease in net revenues is due to a reduction in the number of product lines  represented and also  attributable to the conversion of a portion of the Company's  business from stocking distribution  relationships to agency relationships.  In the case of stocking distribution  relationships, the Company  purchases  and stocks a vendor's  products and provides all  fulfillment  services for a customer.  In the case of an agency  relationship,  the  Company  does not  stock  the  vendor's  products  and does not  provide fulfillment  services.  In the case of an agency sale, the manufacturer  provides all fulfillment  services and the
Company  provides  sales and  marketing  support in  helping  facilitate  the sale of the  vendor's  products.  For providing  sales and  marketing  support,  the  Company  is paid a sales  commission  on each sale of the  vendor's products.

      Net  revenues for the nine months  ended March 31, 2001 were $  36,632,292  compared to $ 42,520,397  for the same period in fiscal 2000,  a decrease of 13.9%.  The decrease in net revenues is due to a reduction in the number of product lines  represented and also  attributable to the conversion of a portion of the Company's  business from stocking distribution relationships to agency relationships.

      Gross  profit was $ 4,328,798,  or 34.1% of net revenue for the three  months ended March 31, 2001,  compared to a gross  profit of $ 4,512,842  or 33.04% of net revenue for the same  period in fiscal  2000.  The  increase in gross profit as a percentage  of net revenue is due to a favorable  product mix from lower margin to higher  margin product lines during the current period.

      Gross  profit was $ 11,330,931  or 30.9% of net revenue for the nine months ended March 31, 2001  compared to a gross  profit of $  14,260,780  or 33.5% of net revenue for the same period in fiscal  2000.  The decrease in the gross profit is due to a reduction in the number of product  lines  represented.  The  reduction in gross profit as a percentage  of net revenue is due to a slight  change in product mix from higher  margin to lower margin  product lines.

      Selling  expenses  were $ 2,334,786 for the three months ended March 31, 2001 compared to $ 2,545,003 for the three months ended March 31,  2000,  a decrease of 8.3%.  The decrease in selling  expense is due to a reduction in direct selling expenses, mainly commissions, due to the reduction in revenues.

      Selling  expenses  were $ 6,306,167  for the nine months ended March 31, 2001 compared to $ 7,364,801 for the nine months  ended March 31, 2000,  a decrease of 8.6%.  The  decrease in selling  expense is due to a reduction in direct selling expenses, mainly commissions, due to the reduction in revenues.
LUXTEC CORPORATION

ITEM 2.  (CONT'D) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                                  MARCH 31, 2001

         General and  administrative  expenses  were $ 2,340,389 for the three months ended March 31, 2001 compared to $ 1,605,318  for the three  months  ended March 31,  2000,  an  increase of 45.8%.  The  increase in general and administrative  expense is due mainly to increased  corporate overhead.  This includes increased  professional fees related to business and corporate  development  activities and the expense of staffing certain key positions within the Company in anticipation of future growth.

         General and  administrative  expenses  were $ 7,704,394  for the nine months ended March 31, 2001 compared to $  5,189,151  for the nine months  ended March 31,  2000,  an  increase  of 48.5%.  The  increase in general and administrative  expense is due mainly to increased  corporate overhead.  This includes increased  professional fees related to business and corporate  development  activities and the expense of staffing certain key positions within the Company in anticipation of future growth.

         Other  expenses  were $ 270,091 for the three months  ended March 31, 2001,  compared to $ 258,996 for the three months ended March 31, 2000.  Other expense is primarily interest expense on bank debt.

         Other  expenses  were $ 785,793 for the nine months  ended March 31,  2001,  compared to $ 760,575 for the nine months ended March 31, 2000.  Other expense is primarily interest expense on bank debt.

         Income  taxes were $ 0 for the three  months  ended  March 31,  2001  compared  to $ 130,809 for the three months ended March 31, 2000. The Company has unused net operating  loss  carryfowards  that offset taxable  income.
The Company's interim tax provision for the three months ended March 31, 2000 was subsequently reduced.

         Income taxes were $ 0 in the nine month  period  ended March 31, 2001,  compared to $ 445,644 for the nine months  ended  March 31,  2000.  The  Company  has unused net  operating  loss  carryfowards  that  offset  taxable income.  The Company's interim tax provision for the nine months ended March 31, 2000 was subsequently reduced.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31,  2001,  the  Company  had a working  capital  deficit of $  5,372,286  compared  to a deficit of $ 984,066 at June 30,  2000.  As  discussed  in Note 2 to the  financial  statements,  the  Company is  required to classify all debt as current,  due to loan covenant default  conditions  existing at March 31, 2001. The working capital deficit is increased by $ 2,088,099 due to this  reclassification.  Operating  losses during the nine month period and  payment of costs  related to the  transaction  with  PrimeSource,  partially  offset by  proceeds  from preferred stock offerings, largely contributed to the increase in the working capital deficit.

         On March 2, 2001,  the Company  entered into an Amended and Restated  Security  and Loan  Agreement  for a
$2,500,000  line of credit (the "Luxtec Credit  Agreement")  with a bank.  The maximum  amount  available to borrow under the Luxtec  Credit  Agreement  is limited to the lesser of  $2,500,000  or a certain  percentage  of accounts receivable and inventory,  as defined.  Borrowings  bear interest at the bank's prime rate (8.0% at March 31, 2001)
plus 2.0%.  Unused  portions of the Luxtec  Credit  Agreement  accrue a fee at an annual rate of 1.00%.  Borrowings are secured by  substantially  all assets held  directly  by the  Company.  The Luxtec  Credit  Agreement  contains certain  financial  covenants,  with which the Company was not in  compliance at March 31, 2001. At March 31, 2001, there was $105,022 of  availability  under the Luxtec  Credit  Agreement.  The Luxtec Credit  Agreement  expires on
March 31, 2005.

                                                LUXTEC CORPORATION

ITEM 2.  (CONT'D) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                                  MARCH 31, 2001

         The Company's  wholly-owned  subsidiary,  PrimeSource,  has a $12,000,000 line of credit (the "PrimeSource
Credit  Agreement") with a bank. The maximum amount  available to borrow under the PrimeSource  Credit Agreement is limited to the lesser of $12,000,000  or a certain  percentage of accounts  receivable  and inventory,  as defined.
Borrowings  bear  interest at the bank's  prime rate (8.0% at March 31,  2001) plus 0.75%.  Unused  portions of the
PrimeSource  Credit  Agreement  accrue a fee at an annual rate of 0.375%.  Borrowings are secured by  substantially all assets directly held by PrimeSource.  The PrimeSource  Credit Agreement  contains certain financial  covenants, with which  PrimeSource  was not in  compliance  at March 31, 2001.  At March 31,  2001,  there was  $1,566,132  of availability under the PrimeSource Credit Agreement. The PrimeSource Credit Agreement expires in June, 2003.

         On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated
Term Note (the "Term Note") in the amount of $300,000 with a bank.  The Term Note bears interest at prime (8.0%
at March 31, 2001) plus 0.5% and is secured by substantially all assets directly held by the Company.  The Term
Note contains certain financial covenants, with which the Company was not in compliance at March 31, 2001.  The
Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001.  The Term Note matures on
March 31, 2002.  At March 31, 2001, the Company had outstanding borrowings of $290,000 under this agreement.

         The Company's wholly-owned subsidiary, PrimeSource, has a $5,000,000 term loan  (the "Term Loan") with a bank, collateralized by substantially all of PrimeSource's assets. The Term Loan bears interest at the bank's prime rate (8.0% at March 31, 2001) , plus 0.75%.  The Term Loan contains certain financial covenants, with which
PrimeSource was not in compliance at March 31, 2001.  The Term Loan requires monthly principal payments of
$95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June
2003.  The Term Loan matures on June 1, 2003.  At March 31, 2001, PrimeSource had outstanding borrowings of
$3,237,494 under this agreement.

         On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated
Equipment Note (the "Equipment Note") in the amount of $131,000 with a bank.  Borrowings bear interest at the bank's prime rate (8.0% at March 31, 2001) plus 1.0% and are secured by substantially all assets directly held by the Company.  The Equipment Note contains certain financial covenants, with which the Company was not in compliance at March 31, 2001. The Equipment Note requires monthly principal payments of $8,333 commencing on
March 31, 2001.  The Equipment Note matures on June 30, 2002.  At March 31, 2001, the Company had outstanding borrowings of $122,667 under the Equipment Note.

             The principal source of short-term borrowings are the Luxtec Credit Agreement and the PrimeSource
Credit Agreement , comprised of separate $ 2,500,000 and $ 12,000,000 revolving credit facilities, respectively.
The Luxtec Credit Agreement and PrimeSource Credit Agreement are secured by substantially all assets held directly by either the Company or PrimeSource, respectively.  At March 31, 2001, both credit facilities utilized a significant portion of their respective, available borrowing bases. The interest rates on the credit facilities at the end of the third first quarter were 10.0% and 8.75%, respectively. Both revolving credit facilities contain covenants, including the maintenance of certain financial ratios, as defined.  Neither the Company nor
PrimeSource was in compliance with the covenants for the quarter ended March 31, 2001. The balances outstanding under the the Luxtec Credit Agreement and the PrimeSource Credit Agreement at March 31, 2001 were $ 1,255,524 and
$ 6,439,058, respectively.

                                                LUXTEC CORPORATION

ITEM 2.  (CONT'D) MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
                                                  MARCH 31, 2001

         The Company and PrimeSource are each engaged in discussions with their banks concerning non-compliance with financial covenants. In management's opinion, resolution of the default conditions is expected after the reporting period. The Company is attempting to raise additional equity capital to satisfy waiver conditions. If the Company and PrimeSource resolve the default conditions under their credit agreements and if the Company is able to raise additional equity capital, then the Company believes that the expected cash flows from operations, available borrowings under the Luxtec Credit Agreement and PrimeSource Credit Agreement and capital markets will be sufficient to meet the Company's anticipated future requirements for working capital in the foreseeable future. There can be no assurance, however, that the Company or PrimeSource will resolve the default conditions under the Luxtec Credit Agreement and the PrimeSource Credit Agreement or that the Company will successfully raise additional equity capital.

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Corporation's market risk exposure relates to outstanding debt. The balance of outstanding bank debt at March 31, 2001 is approximately $ 11,344,743, all of which is subject to interest rate fluctuations.  A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

                                                LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds.

         Pursuant to the merger (the "Merger") by and among Laser Merger Sub, Inc., and PrimeSource consummated on March 2, 2001, the Company issued 3,301,288 shares of Common Stock, par value $.01 per share (the "Common
Stock"), 46,889 shares of Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Preferred
Stock"), 344,864 shares of Series C Convertible Preferred Stock, par value $1.00 per share (the "Series C
Preferred Stock"), and 9,674 shares of Series D Exchangeable Preferred Stock, par value $1.00 per share (the
"Series D Preferred Stock").  In addition, the Company assumed options and warrants to purchase approximately
4,526,989 shares of Common Stock, assuming that warrants to purchase a yet-to-be-determined number of shares of
Common Stock become exercisable for a number of shares of Common Stock estimated in our management's good faith judgment.

         On March 3, 2001, the Company issued 450,000 shares of Common Stock, 4,333.87 shares of Series D
Preferred Stock and warrants to purchase a yet-to-be determined number of shares of Common Stock to Geneva Middle
Market Investors SBIC, L.P. ("Geneva") in exchange for 10,000 shares of the Company's Series A Preferred Stock, par value $1.00 per share, and warrants to purchase 450,000 shares of Common Stock.  The shares of Company capital stock issued to Geneva are exempt from registration with the Securities Exchange Commission pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because Geneva acquired the stock for its own account and not with a view to distribution.

         The holders of the Common Stock are entitled to one vote for each share held of record upon such matters and in such manner as may be provided by law.  Subject to preferences applicable to any outstanding shares of
Company preferred stock, the holders of the Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Company' Board of Directors out of funds legally available therefore.  In the event of a liquidation, dissolution or winding up of The Company, the holders of the Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and liquidation preferences of any outstanding shares of the Company preferred stock.  Holders of the Common Stock have no preemptive rights or rights to convert their Common Stock into any other securities.  There are no redemption or sinking fund provisions applicable to the Common Stock.  The Company has a classified board of directors which consists of three classes and the holders of the Common Stock do not have cumulative voting.

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

         o        rank on a parity with the Common Stock;

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

                                                LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 2.    Changes in Securities and Use of Proceeds (continued).

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

         The Series D Preferred Stock is exchangeable for equity securities of the Company to be issued in the future.  Each share of Series D Preferred Stock has two hundred votes per share on all matters submitted to a vote of the holders of the Common Stock.  In addition, shares of Series D Preferred Stock:

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

         The  shares  of  Company  capital  stock  issued in the  Merger  are  exempt  from  registration  with the
Securities  Exchange  Commission  pursuant to Section 4(2) of the Securities Act of 1933, as amended,  and Rule 506 promulgated  thereunder  because  the  recipients  of the Luxtec  capital  stock  acquired  the stock for their own account  and not with a view to  distribution  and there  were no more  than  thirty-five  recipients  who were not accredited investors.

ITEM 5.  Other Information.

Hersma Employment Agreement

         On May 4, 2001, the Company entered into an employment agreement with James L. Hersma, the Company's
President, Chief Executive Officer, and Director, or the "Hersma Agreement."  The initial term of the Hersma
Agreement will expire on December 3, 2001, but shall be extended automatically for successive one-year terms unless the Company notifies Mr. Hersma that it will not renew the Hersma Agreement.

                                                LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 5.   Other Information (continued).

         Mr. Hersma is entitled to a base salary of $275,000 per year for the first year of his employment and a base salary of $325,000 his second year, should the Company choose to extend the Hersma Agreement.  Mr. Hersma's base salary beyond the second year shall be determined by the Company's Board of Directors, but will not be less than $325,000 per year.  Mr. Hersma is also entitled to receive an annual bonus of up to 55% of his base salary.

         The Hersma Agreement entitles Mr. Hersma to receive an option to purchase 1,166,274 shares of Common
Stock for an exercise price per share of the lesser of $1.25 per share or the fair market value on the date of grant as determined by the Company's Board of Directors.  The exercise price may be repriced to a lower amount if the price of the Company's stock on the earlier of January 23, 2002 or the date of a "qualified equity financing"
is lower than $1.25 per share.  Twenty-five percent (25%) of Mr. Hersma's stock options are vested upon the date of grant, and the remaining 75% of his stock options vest in 36 equal monthly installments beginning with the completion of Mr. Hersma's first full month of employment after December 4, 2001.  If Mr. Hersma is terminated by the Company other than for death, disability or cause, stock options that would have vested within the 365 days following his termination shall become vested.  Additionally, upon a change in control of the Company (as defined in the Hersma Agreement), all unvested stock options will become vested.

The Hersma Agreement also entitles Mr. Hersma to a grant of 59,535 shares of Company Common Stock.  Mr. Hersma must pay par value ($0.01 per share, or $595.35) for this stock.  The stock is subject to repurchase by the
Company, with the Company's repurchase right lapsing as to 50% of the initial grant on the anniversary of the date of grant, and as to the remaining 50% on the second anniversary of the date of grant.  If Mr. Hersma is terminated by the Company other than for death, disability or cause, our repurchase right shall lapse with respect to shares of stock that we would have otherwise been entitled to repurchase within the 365 days following his termination.  Additionally, upon a change in control of the Company (as defined in the Hersma Agreement), the
Company's repurchase right as to all shares of stock shall lapse.  If, upon the earlier of January 23, 2002 or the date of a "qualified equity financing," the price of the Company's Common Stock is lower than $1.25 per share, Mr. Hersma shall be entitled to purchase, at the same terms as his initial grant, additional shares of
Common Stock such that the total value of stock purchasable by Mr. Hersma is equal to $74,419.

         If the Company terminates Mr. Hersma for any reason other than for cause (as defined in the Hersma
Agreement), or the Company does not renew the Hersma Agreement, Mr. Hersma is entitled to continuation of base salary and medical benefits for 18 months.  If such termination or non-renewal is made within 18 months following a change in control (as defined in the Hersma Agreement), Mr. Hersma is entitled to a lump sum payment equal to
2.99 times his base salary in lieu of the 18 months of salary continuation.

         If Mr. Hersma's employment with the Company terminates for any reason, Mr. Hersma may not compete with the Company or solicit the Company's employees for a period of one (1) year from his date of termination or during any period he is receiving severance payments from the Company.

Bayley Employment Agreement

         Michael K. Bayley, the Company's Chief Financial Officer, Clerk and Director, entered into a three-year employment agreement with PrimeSource, dated as of July 1, 1999, or the "Bayley Agreement."  The Bayley Agreement
was assumed by the Company in connection with its acquisition of PrimeSource.  Under the Bayley Agreement, Mr.
Bayley is entitled to receive an annual base salary of $225,000 for the 2001 calendar year.  This amount may be increased by the Company's Board of Directors beginning on January 1, 2002.  Mr. Bayley is entitled to an annual bonus in an amount determined by the Board of Director's Compensation Committee and upon the Company's achievement of certain management objectives.

                                                LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 5.   Other Information (continued).

         Mr. Bayley is entitled to certain severance benefits if he terminates his employment with the Company due to the Company's breach of a material term in the Bayley Agreement, if the Company terminates him without cause (as defined in the Bayley Agreement) or upon expiration of the term of the Bayley Agreement.  Under these circumstances, Mr. Bayley would be entitled to continued payment of his base salary and employee benefits
(including health insurance) for one year from the date of his termination of employment.  If Mr. Bayley obtains other employment while receiving severance benefits, unless his termination was in connection with a change in control (as defined in the Bayley Agreement), Mr. Bayley's severance benefits will terminate on the later of (1)
the date six months following his date of termination with us or (2) the date he obtains employment at a salary level greater than or equal to his salary with the Company.  Mr. Bayley will not be entitled to any severance benefits, however, if, in connection with a change in control, he is terminated following an offer to continue employment with the surviving company at the same location, in the same position and with the same salary as provided in the Bayley Agreement.

         If Mr. Bayley's employment with the Company terminates in such a manner that he is not entitled to severance benefits, Mr. Bayley may not compete with the Company or solicit the Company's employees for a period of two (2) years from his date of termination.

Rooney Employment Agreement

         John F. Rooney, the Company's Executive Vice President and Director, entered into a three-year employment agreement with PrimeSource Surgical, Inc., dated as of July 1, 1999, or the "Rooney Agreement."  The
Rooney Agreement was assumed by the Company in connection with the Company's acquisition of PrimeSource.  Under the Rooney Agreement, Mr. Rooney is entitled to receive an annual base salary of $225,000 for the 2001 calendar year.  This amount may be increased by the Board of Directors beginning on January 1, 2002.  Mr. Rooney is entitled to an annual bonus in an amount determined by the Board of Director's Compensation Committee and upon the Company's achievement of certain management objectives.

         Mr. Rooney is entitled to certain severance benefits if he terminates his employment with the Company due to the Company's breach of a material term in the Rooney Agreement, if the Company terminates him without cause (as defined in the Rooney Agreement) or upon expiration of the term of the Rooney Agreement.  Under these circumstances, Mr. Rooney would be entitled to continued payment of his base salary and employee benefits
(including health insurance) for one year from the date of his termination of employment.  If Mr. Rooney obtains other employment while receiving severance benefits, unless his termination was in connection with a change in control (as defined in the Rooney Agreement), Mr. Rooney's severance benefits will terminate on the later of (1)
the date six months following his date of termination with us or (2) the date he obtains employment at a salary level greater than or equal to his salary with us.  Mr. Rooney will not be entitled to any severance benefits, however, if, in connection with a change in control, he is terminated following an offer to continue employment with the surviving company at the same location, in the same position and with the same salary as provided in the
Rooney Agreement.

         If Mr. Rooney's employment with the Company terminates in such a manner that he is not entitled to severance benefits, Mr. Rooney may not compete with the Company or solicit the Company's employees for a period of two years from his date of termination.

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

              3.10         Certificate of Correction dated October 4, 1996.  (Incorporated by reference to Form
                           10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

              3.11         Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated
                           February 27, 2001 (Series B Convertible Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

                                                   LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K (continued).

              3.12         Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated
                           February 27, 2001 (Series C Convertible Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.13         Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated
                           February 27, 2001 (Series D Exchangeable Preferred Stock).  (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.14         Certificate of Correction dated March 2, 2001 (Series C Convertible Preferred Stock).
                           (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

              3.15         Certificate of Correction dated March 2, 2001.  (Incorporated by reference to Form
                           8-K, File No. 0-14961, filed on March 16, 2001).

              3.16         Amended and Restated By-Laws.

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

              10.1          Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and Michael K. Bayley.

              10.2         Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and John F. Rooney.

              10.3         Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a
                           Massachusetts corporation, dated as of  May 4, 2001.

10.4     Third Amendment to Amended and Restated Credit Agreement, dated as of March 2,
                           2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a
                           Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec
                           Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts.

10.5     Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among  Luxtec Corporation, Fiber Imaging Technologies, Inc., Cathtec
              Incorporated,
                                   CardioDyne, Inc. and ARK CLO 2000-1, Limited.

                                                LUXTEC CORPORATION

                                            PART II. OTHER INFORMATION

ITEM 6.  Exhibits and reports on Form 8-K (continued).

         (b)  Reports on Form 8-K

              The Company filed a current report on Form 8-K dated March 16, 2001, announcing under Item 1 and Item 2 the consummation of the merger between Laser Merger Sub,
              Inc., a wholly-owned subsidiary of the Company and Prime Source Surgical, Inc.

              The Company filed an amended current report on Form 8-K/A dated May 17, 2001, amending the Form 8-K filed by the Company on March 16, 2001 and disclosing under
              Item 7 the required financial statements and financial information.

                                                LUXTEC CORPORATION

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              LUXTEC CORPORATION
                                                                       (Registrant)

         05/21/2001                                           s/  MICHAEL K. BAYLEY
         ----------------------------                         -----------------------
         Date
                                                              Michael K. Bayley
                                                              Chief Financial Officer
                                                             (Principal Accounting Officer and Duly
                                                              Authorized Executive Officer)