Form 10-K
period 2001-07-31
LUXTEC CORP /MA/
filed 2001-10-15
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended June 30, 2001

[  ] Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the transition period from              to
                               ------------   ------------

                         Commission File Number: 0-14961

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)


        MASSACHUSETTS                                         04-2741310
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)


               3700 EAST COLUMBIA STREET - TUCSON, ARIZONA - 85714 (Address of principal executive offices) (Zip code)

               Registrant's telephone number, including area code:
                                 (520) 512-1100

           Securities registered pursuant to Section 12(b) of the Act:
                                      None


           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes    X      No
                         ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The estimated aggregate market value of the voting Common Stock held by non-affiliates of the registrant was $5,414,485 as of August 31, 2001. Because PrimeSource's Common Stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $1.00 per share of Common Stock as of August 31, 2001.

As of August 31, 2001, 8,013,590 shares of Common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     None.


                                TABLE OF CONTENTS

Part I
                Item 1.    Business...................................................................................  4
                Item 2.    Properties................................................................................. 19
                Item 3.    Legal Proceedings.......................................................................... 19
                Item 4.    Submission of Matters to a Vote of Security Holders........................................ 19

Part II
                Item 5.    Market for Registrant's Common Shares and related Stockholder Matters...................... 21
                Item 6.    Selected Financial Data.................................................................... 23
                Item 7.    Management's Discussion and Analysis of Financial Condition and Results.................... 26
                Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................. 35
                Item 8.    Financial Statements and Supplementary Data................................................ 36
                Item 9.    Changes In and Disagreements with Accountants on Accounting Disclosure..................... 64

Part III        Item 10.   Directors and Executive Officers of the Registrant......................................... 64
                Item 11.   Executive Compensation..................................................................... 67
                Item 12.   Security Ownership of Certain Beneficial Owners and Management............................. 72
                Item 13.   Certain Relationships and related Transactions............................................. 76

Part IV         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................ 77

Signatures      ...................................................................................................... 82

Index to
Exhibits        ...................................................................................................... 84

                                     PART I

When we refer to "we," "us" or "our," we mean PrimeSource Healthcare, Inc., a Massachusetts corporation formerly known as Luxtec Corporation.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," anticipates" or "expects" used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation those listed under Item 7. "Management Discussion and Analysis," under the subheading "Risk Factors."

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.


ITEM 1. BUSINESS

                                     GENERAL

We are a leading specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We have expanded rapidly through the acquisition and integration of a number of leading regional specialty sales and marketing organizations and select specialty medical products manufacturing companies. Since January 1998, we have acquired eleven regional specialty sales and marketing organizations and one specialty medical products manufacturer. We have consolidated and integrated each of the twelve acquired businesses in order to create a uniform operational platform and to help facilitate further expansion of our business. Today, we have two primary businesses: Specialty Distribution Services, or SDS, and the Manufactured Products Division, or Manufactured Products. As of August 31, 2001, we had 205 employees and generated total revenue of $51.0 million for the fiscal year ending June 30, 2001.

On March 2, 2001, we completed a merger with PrimeSource Surgical, Inc., a Delaware Corporation, or PrimeSource Surgical, resulting in PrimeSource Surgical becoming our wholly-owned subsidiary. Pursuant to the Agreement and Plan of Merger, dated November 27, 2000, as amended, or the Merger Agreement, the former stockholders of PrimeSource Surgical received capital stock in our company representing approximately 80% of the fully-diluted voting power of our common stock in exchange for their PrimeSource Surgical capital stock. On June 22, 2001, our shareholders approved a motion to change our name from "Luxtec Corporation" to "PrimeSource Healthcare, Inc."

A report by our auditors, dated October 3, 2001, raises doubt about our ability to continue as a going concern. This means that there is doubt that we can continue with our proposed business operations for the next twelve months. To a large extent, this doubt stems from our failure to be in compliance with the terms of one of our credit agreements. We are in the process of renegotiating the terms of this credit agreement and believe that following such renegotiation, we will have sufficient funds to carry out our operations for the next twelve months. We cannot assure, however, that we will be able to renegotiate the terms of the credit facility on favorable terms, or at all, or that we will have sufficient funds to carry out our operations for the next twelve months even if we do. For additional information concerning our ability to continue operating during the next twelve months, see the discussion under the headings "Liquidity and Capital Resources" and "Risk Factors" in Item 7 "Management's Discussion and Analysis."

                                BUSINESS STRATEGY

Our goal is to be one of the world's leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

   * hiring experienced sales representatives;

   * hiring and training college graduates as territory sales representatives;

   * adding additional specialty product lines to our product offering;

   * and by selectively acquiring companies in three primary areas:

         * Specialty medical products manufacturers - We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

         * Specialty medical products distributors - We expect to increase our market share within the specialty medical products market by acquiring leading local and regional specialty medical products distributors, primarily in the surgical and critical care areas.

         * Service providers - We expect to benefit from the acquisition of select providers of key services to the specialty medical products marketplace by increasing sales of acquired service providers through use of our specialty sales and marketing organizations.

We believe we are well positioned to continue to grow within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

   * favorable industry demographics;

   * increases in our market share;

   * the  acquisition  of  select  specialty  medical  products   manufacturers,
     distributors and service providers;

   * our  further   penetration  of  existing   customer  accounts  due  to  our
     introduction of new products and services; and

   * our entrance into new specialty markets and expansion into international markets.

                                    INDUSTRY

The medical products industry has grown in recent years due to the aging of the population and the development of new medical products and technologies that create new product opportunities for manufacturers and suppliers. Healthcare industry analysts estimate that the overall market for specialty medical products and supplies in the United States is in excess of $30 billion. An estimated $10.0 to $12.0 billion is distributed by the larger medical and surgical, or med-surg distributors, such as Owens & Minor, Cardinal Health and McKesson HBOC. It is estimated that an additional $10.0 to $12.0 billion in medical product sales is sold directly by medical device manufacturers to end customers. The remainder of the medical products and supply market in the United States, estimated to be between $10.0 and $12.0 billion, is comprised of specialty medical products, supplies and services. The Company competes within this segment of the market.

Historically, the specialty medical products industry has been highly fragmented. During the past decade, healthcare providers have consolidated into larger and more sophisticated integrated delivery networks, or IDNs, in an effort to reduce costs. In addition, in order to gain purchasing power, buyers of medical products and supplies have consolidated their purchases under large, national group purchasing organizations, or GPOs. With the scale added by our completed acquisitions, we have begun to expand our traditional customer base, composed primarily of hospitals and surgery centers, to IDNs and GPOs. IDNs and GPOs have expanded in recent years and currently purchase a significant percentage of medical products and supplies for hospitals. GPO contractors typically require purchasing volume of at least $10 million when structuring purchasing contracts with distributors. By aggregating specialty products, we have created an opportunity for GPOs to capture additional administrative fees by bringing in non-contracted specialty medical products. Furthermore, because of our access to IDNs and GPOs, we have established a compelling advantage with small product manufacturers (which cannot easily access the IDN and GPO customer base) over smaller competitors who are unable to satisfy IDN and GPO minimum volume purchasing requirements.

We believe that we are well positioned within our industry because we:

   * provide a consultative, specialty-focused sales approach through a network of highly trained sales professionals;

   * reach a national customer base of GPOs and IDNs that is beyond the scope of local and regional specialty medical products distributors;

   * operate in a complementary niche outside the volume-driven model of large, national med-surg distributors; and

   * offer a broader range of products, services, and solutions exceeding those of any single specialty medical product manufacturer's direct sales force.

We believe that customers seek to consolidate their purchases of products and services in the highly fragmented specialty medical products and services market in order to reduce their procurement costs. We help customers reduce the number of vendors that they work with, thereby reducing the overall procurement costs of products and services.

                              PRODUCTS AND SERVICES

SPECIALTY DISTRIBUTION SERVICES

Within the SDS business, we divide our business into PrimeSource Surgical, or Surgical, and PrimeSource Critical Care, or Critical Care. The Surgical segment is a national sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers nationwide. The Critical Care segment is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

Within the Surgical segment, the primary specialties are:

   *  Cardio Vascular;

   *  Endoscopy;

   *  General Surgery; and

   *  Gynecology.

Within the Critical Care segment, the primary specialties are:

   *  Neonatal Intensive Care; and

   *  Maternal and Child Care.

Our products and services are primarily used in hospital operating rooms and intensive care units, outpatient surgery centers and to a lesser degree doctors' offices. Most of our products are technologically innovative medical products, or specialty products, that require hands-on training of clinicians and medical personnel. We continue to expand our product base to include additional instruments and equipment thereby allowing customers to use us as a source for a greater percentage of their specialty products needs.

The sale of specialty disposable products and capital equipment account for the majority of our revenues. Our capital equipment products are typically complex and require significant consultative selling and training of medical staff personnel. Our specialty disposable products are often sold to support the growing base of installed capital equipment products and offer a recurring and stable source of revenue.

THE MANUFACTURED PRODUCTS DIVISION

Through our Luxtec division, we design, manufacture and market fiber optic headlight and video camera systems, light sources, cables, retractors and surgical and other custom-made equipment for the medical and dental industries. Luxtec has developed a proprietary, fiber optic drawing system designed to manufacture optical glass to a specified diameter. The fibers are utilized in fiber optic cables, which are incorporated with Luxtec's surgical headlight systems and video camera systems, as well as in an array of fiber optic transilluminators utilized with Luxtec's surgical instruments. Luxtec also markets replacement fiber optic cables and bulbs as well as light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

Fiber optics allow for the transmission of a light or image from one place to another through a flexible conduit of optical glass rods and tubes. The flexible conduit provides for an improved ability to bend and transmit light and images to and from places with limited or difficult access.

The technology used by Luxtec to provide illumination directly to the surgical site is facilitated by fiber optic cables transmitting light to an adjustable headlight composed of a series of lenses and mirrors mounted on a headband. These lenses then focus the light directly on the surgical site when worn by the surgeon. This provides a lightweight, low temperature illumination source to enhance visualization for microsurgical and deep cavity illumination. A summary of the Luxtec division's specific product offerings is as follows:

HEADLIGHT SYSTEMS: Luxtec designs and manufactures a proprietary line of fiber optic headlight systems that assist surgeons by brightly illuminating the surgical site. Designed to provide maximum performance and comfort, Luxtec's patented headlight systems are lightweight and provide the surgeon with a virtually unobstructed view of the surgical area.

LIGHT SOURCES: Luxtec manufactures a product line of high quality, solid state xenon and halogen fiber optic light sources. Luxtec's light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted, without transmitting heat. Luxtec's light sources are designed and manufactured to comply with Underwriters Laboratories 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, Luxtec works to achieve compliance with as many international standards as necessary to compete effectively on a worldwide basis (including the CE mark, which has been attained on the present product line).

FIBER OPTIC CABLES: Luxtec designs and manufactures a complete range of fiber optic cables and holds patents on certain fiber optic cable assemblies. See "Patents and Trademarks." Luxtec offers surgeons a range of fiber bundle diameters in order to optimize the use of surgical instruments. Luxtec employs a proprietary technology that enables the fiber optic interface to withstand significantly higher temperatures and permits the use of higher output light sources. In addition, all of Luxtec's fiber optic cables are adaptable to light sources made by other manufacturers.

FIBER OPTIC HEADLIGHT AND VIDEO CAMERA SYSTEMS: Luxtec manufactures and markets a series of video products that are currently being used in the United States and in over 25 countries around the world. Luxtec's Microlux headlight camera systems are designed to televise most surgical procedures. The system is a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by Luxtec, and integrated with fiber optic illumination.

                               SALES AND MARKETING

We sell our products and services to acute care hospitals, clinics and surgery centers. In fiscal 2001, within the SDS business, we sold specialty medical products to over 3,000 customers, primarily in the United States and Canada. We are not dependent on any single customer or geographic group of customers, with no single customer accounting for more than 4% of our sales during fiscal 2001.

We maintain an extensive sales organization that is highly experienced and skilled in representing clinical products and services. Our sales representatives serve as a service and educational resource to the marketplace. They assist clinicians in selecting and purchasing products, help customers better manage inventories of specialty medical products and direct the appropriate utilization of our clinically focused products. Each sales representative works within an assigned sales territory under the supervision of a dedicated regional sales manager. Our sales representatives are all PrimeSource employees and are primarily compensated on a commission basis.

Through our Partnership Program, we offer individual hospitals, regional IDNs and larger multi-facility hospital purchasing organizations the ability to consolidate purchases of specialty medical products through a single source. The Partnership Program offers customers several important benefits including the ability to better manage their specialty medical products purchases across a span of hospitals and the opportunity to lower their cost of procuring specialty medical products and services by reducing the number of vendors through which they purchase such products and services. Through the Partnership Program, customers designate PrimeSource as their primary provider of specialty medical products and services. In exchange, we provide those customers with clinical expertise on specialty products and services spanning all of their facilities while reducing the costs of procuring those specialty medical products and services.

Within the Manufactured Products business, Luxtec is the market leader in surgical headlights with an estimated 60,000 surgeons using their products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through our sales force, supported by Luxtec field specialists and a customer support team located in our West Boylston facility. Internationally, Luxtec distributes through a network of local distributors.

                                  DISTRIBUTION

We believe that responsive delivery of quality specialty medical products and supplies is a key element to providing complete customer satisfaction. Our customers place orders for medical products and supplies by telephone or facsimile or electronically. Our customer service call centers answer approximately 95% of all calls by the third ring and have a call abandonment rate of less than 2%. All orders are routed through our centralized computer ordering, shipping and inventory management system, which is linked to each of our distribution centers. We ship our medical products and supplies from two primary and two secondary distribution centers. If an item is not available in the distribution center nearest to the customer, the computer system facilitates direct shipment of the item, if available from another center. Rapid and accurate order fulfillment is a principal component of our value-added approach. We estimate that 91% of our disposable, consumable product orders are shipped complete within 24 hours. We estimate that we average only one error per every 1,150 orders.

In order to assure the availability of our broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our distribution centers. Materials management is centralized with inventory levels managed by a purchasing department using an integrated inventory control system. Our inventory consists primarily of medical products and supplies.

                           MANUFACTURING AND SUPPLIERS

Vendor relationships are an integral part of our businesses. Our SDS business represents more than 150 manufacturers with over 75% of sales concentrated among approximately 25 key manufacturers. A majority of the SDS business is comprised of stocking relationships whereby we stock the vendors products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of SDS revenue is received on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support in helping facilitate the sale of the vendor's product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

Within the Manufactured Products business, Luxtec purchases components and materials from more than 300 vendors and believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. Luxtec has no long-term contract with any supplier but does maintain long-standing relationships with certain key vendors.

Our SDS business aggressively pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of specialty medical products and supplies typically offer distribution rights only to a selected group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the overall costs associated with selling and marketing their products. We have been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive rights to sell certain products. We believe that our ability to capture and retain such distribution rights represents a barrier to the entry of competitors.

Within the SDS business, our network of manufacturers is continually seeking representation and/or market introduction for their products, resulting in a growth pipeline of attractive, innovative products to be added to our portfolio of distributed products. Moreover, we have been able to enter into contractual relationships with certain manufacturers that are typically exclusive in nature, extend for several years in duration, and include a right of first refusal on new product introductions.

                               INFORMATION SYSTEMS

Our SDS business employs a single, centralized, enterprise management information system utilized across all business units via a wide-area data network. We have converted all of the specialty medical products distribution organizations we have acquired to a single, centralized wide-area data network. We aggressively pursue standardization of our management information systems in order to obtain the greatest value from acquired business groups. This approach yields significant benefits including:

   *  increased inventory utilization;

   *  greater visibility as to sales performance; and

   * the coordination necessary to address the needs and requirements of an increasing number of IDNs and GPOs whose members are geographically dispersed.

In addition to employing traditional e-business technologies such as electronic data interchange, or EDI, to achieve greater efficiencies, we also use the inherent strengths of the internet to enhance relationships with both customers and manufacturers. Since early 2000, we have offered our web-based Surg-E-Track(TM) system to our direct sales force as well as select manufacturer partners. Surg-E-Track provides sales personnel and manufacturer partners with comprehensive customer purchasing data in a variety of formats. Through the Surg-E-Track system we have increased our sales representative productivity and customer service levels and have helped our manufacturer partners more effectively manage their businesses.

                                   COMPETITION

We compete with a variety of companies including manufacturers that utilize direct sales forces, other national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med/surg distribution companies such as Cardinal Health, Inc., McKesson HBOC, Inc. and Owens & Minor, Inc. A brief discussion of each of the Company's competitors is as follows:

   * Product Manufacturers' Direct Sales Forces. Product Manufacturers' direct, internal sales forces offer manufacturers direct access to healthcare providers. Manufacturers, however, periodically outsource the sales and marketing of some of their products to specialty sales and marketing organizations such as PrimeSource.

   * National Specialty Distributors. In addition to PrimeSource, several other companies serve the national specialty medical products market. These national specialty distributors tend to focus and specialize within a particular segment of the specialty medical products market. Management believes that we are the only national specialty surgical distributor focusing on the hospital operating room.

   * Regional Specialty Distributors. Regional specialty distributors represent our primary competition in the specialty medical products market, but they are unable to match the national scope or breadth of products that we offer.

   * National Med/Surg Distributors. In most respects, we complement, rather than compete, with national med/surg distributors. These larger supply companies, such as McKesson HBOC, Inc., Owens & Minor, Inc., and Cardinal Health, Inc., have historically focused on distributing a broad array of lower-margin, later-stage products, aiming to give healthcare providers aggressive pricing and the convenience of one-stop shopping. As a result, their core expertise does not reside in creating a market for complex specialty products, which often require important services such as on-site training and product support. In addition, these suppliers are generally not viewed by their customers as experts within specific specialty areas. As a result, specialty product manufacturers tend to outsource sales and marketing services to specialists rather than national med/surg distributors.

Within the Manufactured Products Division, Luxtec competes with a number of manufacturers of proprietary light source systems. Competitors within the United States include the Cogent division of Welch Allyn, Cuda FiberOptics and Isolux. Some of Luxtec's competitors have historically relied on metal halide technology rather than the state-of-the-art xenon technology offered by Luxtec. The xenon technology is more widely accepted and provides a broader color spectrum than metal halide technology. Foreign competitors include Richard Wolfe, Scholly GMBH and those companies previously mentioned above.

                             PATENTS AND TRADEMARKS

We maintain a policy of seeking patent and trademark protection in connection with certain elements of its technology and brandnames. We own the following U.S. Patents and Trademarks:

     Patents
     -------

   *  Patent No. 4516190 for Surgical Headlight issued May 7, 1985.
   *  Patent No. 4534617 for Fiber Optic Cable issued August 13, 1985.
   *  Patent No. 4616257 for Headlight Camera System issued October 7, 1986.
   * Patent No. 4653848 for 45 degree and 90 degree Fiber Optic Cables issued March 31, 1987.
   * Patent No. 4797736 for Videolux Television Fiber Optic Headlight Camera System issued January 10, 1989.
   * Patent No. 5003605 for an electronically augmented stethoscope with timing sound issued March 26, 1991.
   * Patent No. 5220453 for telescopic spectacles with coaxial illumination issued June 15, 1993.
   *  Patent No. 5295052 for a light source assembly issued March 15 1994.

   *  Patent No. D345368 for surgical telescopes issued March 22, 1994.
   *  Patent No. 5331357 for an illumination assembly issued July 19, 1994.
   * Patent No. D349123 for spectacles having integral illumination issued July 26, 1994.
   *  Patent No. D350760 for an eyeglass frame temple issued September 20, 1994.
   * Patent No. 5392781 for blood pressure monitoring in noisy environments issued February 28, 1995.
   * Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications issued October 12, 1999.
   * Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger issued September 15, 1998.
   * Patent No. 6258037 for blood pressure monitoring in noisy environments issued July 10, 2001.

     Trademarks
     ----------

   * LUXTEC, U.S. federal trademark registration number 1,453,098, registered August 18, 1987.
   * LUXTEC (and design), U.S. federal trademark registration number 1,476,726, registered February 16, 1988.
   * LUXTEC (stylized), U.S. federal trademark registration number 1,758,176, registered March 16, 1993.
   * LUXTEC, U.S. federal trademark registration number 1,956,027, registered February 13, 1996.
   * Luxtec is also the owner of the following foreign trademark registrations for its LUXTEC trademark: (i) Chile, registration number 452.314, registered October 31, 1995; and (ii) Peru, registration number 016214, registered June 14, 1995.
   * BIMECO, U.S. federal trademark registration number 1,190,584, registered February, 23 1981
   * MegaTech Medical, U.S. federal trademark registration number 1,930,021, registered October 24, 1995
   *  TMC
   *  Clearfield
   *  ValueFlex
   *  PrimeSource Healthcare
   *  PrimeSource Surgical

In addition, we have entered into an exclusive license agreement with InterMED Corporation for the rights to Patent No. 5222949 ("In-Vivo Hardenable Catheter") and No. 5334171 ("Flexible, Noncollapsible Catheter Tube with Hard and Soft Regions") for developing a line of catheters incorporating fiber optics to facilitate several potential specialized applications.

In general, we rely on our development and manufacturing efforts, rather than patent protection, to establish and maintain our industry position. We treat our design and technical data as confidential and rely on nondisclosure agreements, trade secrets laws and non-competition agreements to protect our proprietary position. We cannot assure that these measures will adequately protect our proprietary technologies.

                              GOVERNMENT REGULATION

The manufacturing, marketing, distribution and sale of specialty medical products sold by us are subject to government regulation in the United States and other countries. Among the federal laws which impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires us to be registered with the Federal Food and Drug Administration, and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, in order to clinically test, produce and market products for human diagnostic or therapeutic use, we must comply with mandatory procedures and safety standards established by the United States Food and Drug Administration ("FDA") and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of our products or that the length of time the process will require will not be extensive. We believe that we are in substantial compliance with all of the foregoing laws and that we possess all licenses required in the conduct of our business.

                                    EMPLOYEES

As of August 31, 2001, we had approximately 205 employees, of which approximately 75 are engaged in the Surgical segment, approximately 39 in the Critical Care segment, approximately 57 in the Manufactured Products Division and approximately 34 in corporate and shared services. None of our employees are covered by a collective bargaining agreement. We believe our employee relations are good. Executive Officers and Key Management Personnel

                EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNNEL

Following are the names and ages, as of August 31, 2001, of our, and our principal subsidiaries, executive officers and key management personnel, their positions and summaries of their backgrounds and business experience.



Name                  Age   Position
----                  ---   --------

James L. Hersma       53    President and Chief Executive Officer and Director
John F. Rooney        38    EVP of Corporate Development and Chairman
Michael K. Bayley     41    EVP and Chief Financial Officer and Director
Gary L. Gregory       39    Senior Vice President of Marketing
Shaun D. McMeans      40    Vice President of Operations
Joseph H. Potenza     54    Vice President of Corporate Accounts
Patrick M. Rooney     35    Dir. of Information Technologies and Services
Margeret A. Terry     54    Manager of Human Resources
Donella J. Fones      30    Corporate Controller
Samuel M. Stein       61    General Manager, Luxtec Illumination Division
Bruce R. Hoadley      42    Regional Vice President, Surgical
Mark A. Jungers       49    Regional Vice President, Critical Care
Peter A. Miller       56    Regional Manager, Critical Care

JAMES L. HERSMA, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR - Mr. Hersma has an extensive background in various sectors of the healthcare industry, including distribution, manufacturing, information systems, services and e-commerce. Mr. Hersma has served as our President and Chief Executive Officer since December, 2000. Prior to joining PrimeSource in December 2000, Mr. Hersma served as Executive Vice President and Director of Medibuy.com, a leading healthcare e-commerce firm, from February 1999 to May 2000. Prior to Medibuy, Mr. Hersma served as Chief Executive Officer of Novation, the largest GPO in the United States with over $14 billion in annual purchases from January 1998 to February 1999. He also served as President and Chief Operating Officer of CIS Technologies, a NASDAQ listed healthcare information systems company, from November 1993 to May 1996, and spent 17 years at Baxter and American Hospital Supply in various sales, marketing and executive management roles. Mr. Hersma is a graduate of Northern Illinois University and serves on the board of its business school.

JOHN F. ROONEY, EXECUTIVE VICE PRESIDENT OF CORPORATE DEVELOPMENT AND CHAIRMAN - Mr. Rooney has an extensive background in the medical device industry. Prior to becoming our Executive Vice President of Corporate Development in December, 2001, Mr. Rooney served as the PrimeSource Surgical's President and Chief Executive Officer. Prior to co-founding PrimeSource Surgical in June 1996, Mr. Rooney served as a sales and marketing executive at Birtcher Medical Systems, Inc., a Nasdaq listed company specializing in the manufacturing and marketing of electrosurgery products. Mr. Rooney also served as an executive at Computer Motion, Inc., a leader in medical robotic devices. Mr. Rooney graduated with honors from the University of Montana in business administration.

MICHAEL K. BAYLEY, EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER AND DIRECTOR - Mr. Bayley has an extensive background in the medical device industry. Mr. Bayley has served our Company's Chief Financial Officer since 1996. Prior to co-founding PrimeSource Surgical in June 1996, Mr. Bayley was a Vice President with Chase Manhattan Bank in New York City. Mr. Bayley helped establish Chase's Health Care Services Finance Division and spent a number of years in Chase's Merchant Banking and Private Equity Group where he helped manage a number of the bank's portfolio companies. He has served as a board member of a number of privately held companies. He graduated with honors from the University of Arizona with a bachelor's degree in geological engineering, and he earned his M.B.A. from the Fuqua School of Business at Duke University.

GARY L. GREGORY, SENIOR VICE PRESIDENT OF MARKETING - Mr. Gregory has an extensive background in sales and marketing within the medical device industry. Mr. Gregory has served as our Senior Vice President of Marketing since June 2001. Prior to joining PrimeSource in April 2000, Mr. Gregory served as the Director of Strategic Marketing for Health Care Systems, a $5 billion division of Johnson & Johnson. Prior to Johnson & Johnson, Mr. Gregory held senior sales and marketing positions with Baxter Healthcare and Kendall Healthcare. Mr. Gregory received his bachelor's degree in economics and business administration from Pennsylvania State University.

SHAUN D. MCMEANS, VICE PRESIDENT OF OPERATIONS - Mr. McMeans has 15 years experience in manufacturing and distribution businesses, specializing in accounting and financial management. Prior to becoming our Vice President of Operations in May 2001, Mr. McMeans served as the PrimeSources's Corporate Controller. Prior to joining PrimeSource in April 2000, Mr. McMeans held a number of operational and financial positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers for residential heating and commercial process applications. He holds a bachelor's degree in accounting from Pennsylvania State University and is a certified public accountant.

JOSEPH H. POTENZA, VICE PRESIDENT OF CORPORATE ACCOUNTS - Mr. Potenza has over 25 years of experience in the medical supply industry. Mr. Potenza has served as our Vice President of Corporate Accounts since February 2001. Prior to joining PrimeSource in February 2001, Mr. Potenza worked for McKessonHBOC as Vice President of their Corporate Program and Medibuy where he was responsible for their National Accounts and Corporate Program. Mr. Potenza spent 20 years with American Hospital Supply Corporation / Baxter Healthcare Corporation from 1977 to 1997 beginning as a Sales Representative and culminating as the Eastern
Region President, running a $750 million distribution business with 650 employees and seven distribution facilities. He received his bachelor's degree Norwich University and an MBA from Central Michigan University.

PATRICK M. ROONEY, DIRECTOR OF INFORMATION TECHNOLOGIES AND SERVICES - Mr. Rooney has an extensive background in the information technology industry. Prior to becoming our Director of Information Technologies and Services in May 2001, Mr. Rooney was Manager of Information Systems at PrimeSource. Before joining PrimeSource in May 1998, Mr. Rooney was a Software Systems Analyst for Micrographic Technology in Mountain View, CA and Product Marketing Engineer in the Microprocessor Division of Integrated Device Technology, a semiconductor company of Santa Clara, CA. Mr. Rooney holds a bachelor degree from Montana State University in Electrical Engineering. Mr. Rooney is the brother of Mr. John Rooney, the Company's Executive Vice President of Corporate Development.

MARGARET A. TERRY, MANAGER OF HUMAN RESOURCES - Ms. Terry has a diverse background in commercial banking as well as corporate administration and human resources. Ms. Terry has served as our Manager of Human Resources since June 2000. Prior to joining PrimeSource in 1999 she held several corporate legal positions in the software industry and most recently was Manager of HR Benefits and Administration for MIDS, a leading healthcare software company. Ms. Terry holds a bachelor degree in nursing from the University of Arizona and one in management from the University of Phoenix.

DONELLA J. FONES, CORPORATE CONTROLLER - Ms. Fones has a diverse background in finance and accounting. Prior to becoming our Corporate Controller in May 2001, she served as PrimeSource's Assistant Controller. Prior to joining PrimeSource in 1996, Ms. Fones served as Controller for Guthrie Latex's subsidiary, Envirotech Enterprises. Ms. Fones holds a bachelor's degree in accounting and finance from the University of Arizona and is a certified public accountant.

SAMUEL M. STEIN, GENERAL MANAGER, LUXTEC ILLUMINATION DIVISION - Mr. Stein has an extensive background in the development of young, high growth, technically oriented companies. Prior to becoming the General Manager of the Luxtec Division in March 2001, Mr. Stein served as Luxtec's Chief Financial Officer. Prior to joining Luxtec in 1993, Mr. Stein served as Chief Operating and Chief Financial Officer of Mitrol, Inc. of which he was also co-founder. He has held the position of Chief Financial Officer with companies ranging from young start-ups to subsidiaries of Fortune 500 corporations. He holds a bachelor's degree in Business Administration from the University of Toledo.

BRUCE R. HOADLEY, REGIONAL VICE PRESIDENT - PRIMESOURCE SURGICAL - Mr. Hoadley has an extensive background in medical-surgical and critical care product sales and management. Prior to becoming the Regional Vice President and Manager of our Surgical business in the Southeastern United States in June 1999, Mr. Hoadley served as the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the Southeastern United States. PrimeSource acquired Futuretech in June 1999. Mr. Hoadley joined Futuretech in 1991. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He holds a bachelor's degree in marketing from the University of Alabama.

MARK A. JUNGERS, REGIONAL VICE PRESIDENT - PRIMESOURCE CRITICAL CARE - Mr. Jungers has an extensive background in medical-surgical and critical care product sales and management. Prior to becoming the Regional Vice President and Manager of our Critical Care business in the Southeastern United States in June 1999, Mr. Jungers served as the Sales Manager for Bimeco, a leading distributor of specialty medical products to the critical care market in the Southeastern United States. PrimeSource acquired Bimeco in June 1999. Mr. Jungers joined Bimeco in 1979. Prior to joining Bimeco, Mr. Jungers held sales and marketing positions with Extracorporeal Medical Division of Johnson & Johnson. He holds a bachelor's degree in Business Administration from Marquette University.

PETER A. MILLER, REGIONAL MANAGER, PRIMESOURCE CRITICAL CARE - Mr. Miller has an extensive background and over 30 years experience in the medical distribution industry. Prior to becoming the Regional Manager of our Critical Care business in the Northeastern United States in December 2000, Mr. Miller served as President of New England Medical Specialties, a company he founded in 1985. PrimeSource acquired New England Medical Specialties in December 2000. Prior to founding New England Medical Specialties, Mr. Miller held positions in sales and upper management with Foster Medical.

ITEM 2.  PROPERTIES

Our executive offices are located at 3700 East Columbia Street, Tucson, Arizona. All of our facilities are leased and all of the facilities and offices are located in the United States. A summary of the Company's facilities and offices is as follows:

                                                                           Lease
                                                               Square Expiration
     City, State                                                Feet        Date
     -----------                                               ------   --------
     Tucson, Arizona...................................        25,544   02/28/05
     Birmingham, Alabama...............................        25,913   12/31/01
     Atlanta, Georgia..................................         4,800   07/31/04
     Guilford, Connecticut.............................         7,300   07/31/03
     West Boylston, Massachusetts......................        31,689   10/31/05
                                                               ------
                                                               95,246
                                                               ======
We believe that the all of our facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are sufficient for the Company's current operations. The Company is negotiating a lease for a new facility in Birmingham, Alabama. The new facility will replace the existing Birmingham facility and lease expiring on December 31, 2001. The new facility is approximately 18,000 square feet in size and the proposed lease term is five (5) years, commencing in December 2001.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on June 22, 2001. At the meeting, the following items were submitted to a vote of the stockholders:

      (1) the election of three Class I directors for a three-year term was approved with the election of Larry H. Coleman receiving 14,024,709 votes in favor, 35,480 votes against, 0 abstentions and 0 broker non-votes, the election of William H. Lomicka receiving 14,025,634 votes in favor, 34,555 votes against, 0 abstentions and 0 broker non-votes, and the election of Nicholas C. Memmo receiving 14,025,634 votes in favor, 34,555 votes against, 0 abstentions and 0 broker non-votes;

      (2) an amendment to the our Articles of Organization increasing the authorized number of shares of common stock from 10,000,000 to 50,000,000 was approved with 13,998,580 votes in favor, 60,599 votes against,1,010 abstentions and 0 broker non-votes;

      (3) an amendment to the our Articles of Organization creating a new class of preferred stock, no par value, with rights, privileges and preferences to be determined by our board of directors, consisting of 10,000,000 shares was approved with 13,241,869 votes in favor, 58,360 votes against, 2,000 abstentions and 757,960 broker non-votes;

      (4) an amendment to our Articles of Organization changing the Corporation's name to "PrimeSource Healthcare, Inc." was approved with 14,012,300 votes in favor, 41,804 votes against, 6,085 abstentions and 0 broker non-votes;

      (5) an amendment to the our Articles of Organization altering certain of the rights pertaining to our Series C Convertible Preferred Stock was approved with 13,248,844 votes in favor, 50,645 votes against, 2,740 abstentions and 757,960 broker non-votes;

      (6) the adoption of our Tucson Medical Corporation 1997 Stock Option/Stock Issuance Plan, as amended, was ratified with 13,246,079 votes in favor, 52,740 votes against, 3,410 abstentions and 757,960 broker non-votes; and

      (7) the appointment by our Board of Directors of Deloitte & Touche, LLP, our independent auditors, was ratified with 14,038,442 votes in favor, 19,957 votes against, 1,790 abstentions and 0 broker non-votes.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Our Common Stock was listed on the American Stock Exchange (the "AMEX") under the AMEX symbol "LXU.EC") from April 20, 1994 through November 17, 2000, at which time it was delisted by the AMEX because it no longer continued to satisfy the AMEX's listing requirements. On November 16, 2000, the trading day immediately before the Company's Common Stock was delisted by the AMEX, the closing price was $1.00.

The following table sets forth the high and low closing sale prices of Luxtec's Common Stock on the AMEX during the periods indicated below:


                                                        Common Stock
                                                       ---------------
                                                       High      Low
                                                       ----      ---

            Fiscal Year Ended 10/31/99

            First Quarter                              2.88       2.00
            Second Quarter                             2.94       2.13
            Third Quarter                              2.75       1.88
            Fourth Quarter                             3.00       1.75

            Fiscal Year Ended 10/31/00

            First Quarter                              4.0        1.56
            Second Quarter                             2.75       1.50
            Third Quarter                              2.25       1.44
            Fourth  Quarter                            1.75       0.63



Our Common Stock is not currently listed on any public exchange or market. We are evaluating various options with respect to the trading of our Common Stock on a public market or exchange. We cannot assure that we will be able to establish trading of our Common Stock on a public market or exchange.

As of August 31, 2001, there were approximately 534 holders of record of our Common Stock. We estimate that there are approximately 1,400 beneficial holders of our Common Stock.

We have not paid any cash dividends since our inception and the board of directors does not contemplate doing so in the near future. The board of directors currently intends to retain any future earnings for use in expanding our business. We are limited in our ability to pay dividends. We may not declare or pay any dividend without the consent of the holders of at least a majority of each of our Series C Convertible Preferred Stock, and Series E Convertible Preferred Stock. In addition, we may not declare or pay any dividend without the consent of lenders.

On July 2, 2001, we issued and sold 325,000 units (the "Units"), each comprised of a share of our Series E Convertible Preferred Stock and a warrant to purchase five (5) shares of our Common Stock. We sold 200,000 Units to GE Capital Equity Investments, Inc., 100,000 Units to Coleman Swenson Hoffman Booth IV L.P., 20,000 Units to Webbmont Holdings, L.P. and 5,000 Units to William H. Lomicka. The aggregate offering price for the Units was $3,250,000. Our sale of the Units was exempt from registration with the Securities Exchange Commission pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers of the Units acquired the securities for their own respective accounts and not with a view to distribution.

The Series E Preferred Stock is convertible, at the option of the holder thereof at any time, into ten shares of our Common Stock, subject to adjustment. Each share of our Series E Preferred Stock is subject to automatic conversion upon our consummation of a firm commitment public offering or upon a date specified by written consent of the holders of 66 2/3% of the outstanding shares of Series E Preferred Stock. In addition, the shares of Series E Preferred Stock have a mandatory redemption date of June 3, 2005. Each share of Series E Preferred Stock has one vote for each share of our Common Stock into which it would be convertible on all matters submitted to a vote of the holders of our Common Stock. The warrants we issued as part of the Units are exercisable by the holder thereof at any time prior to June 28, 2011, at an exercise price of $1.00 per share, subject to adjustment.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from historical audited consolidated financial statements of the Company for each of the five years in the period ended June 30, 2001. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto. Data is in thousands except per share data.



OPERATING DATA:                                                YEAR ENDED JUNE 30
                                   --------------------------------------------------------------------------------
                                      2001(6)      2000(4)(5)             1999(3)          1998(2)         1997(1)
                                      -------      ----------             -------          -------         -------

NET SALES . . . . . . . . . .         $51,032         $54,411             $15,114           $6,362            $763

NET LOSS. . . . . . . . . . .        $(4,382)        $(1,384)              $(744)           $(116)           $(75)

NET LOSS PER SHARE. . . . . .         $(1.03)          $(.41)             $(0.17)          $(0.04)               -



BALANCE SHEET DATA:                                            YEAR ENDED JUNE 30
                                   --------------------------------------------------------------------------------
                                       2001           2000                 1999             1998            1997
                                      -------      ----------             -------          -------         -------



TOTAL ASSETS. . . . . . . . . . . .   $45,450         $31,297             $30,380           $7,261            $758

LONG-TERM OBLIGATIONS. . .            $20,335         $15,968              $1,516             $776          $4,000

STOCKHOLDERS' EQUITY (CAPITAL
DEFICIENCY). . . . .                   $(562)          $(567)              $2,622           $3,646            $580

(1) Represents financial data for the period from July 25, 1996 (inception) through June 30, 1997.

(2) In January 1998, PrimeSource Surgical acquired two companies for consideration of approximately $3,556,000 and in June 1998, PrimeSource Surgical acquired an entity for approximately $358,000, all of which were accounted for using the purchase method of accounting. The results of operations of the acquired entities are included in the consolidated financial statements from the dates of acquisition.

(3) In July 1999, PrimeSource Surgical acquired four entities for $17,000,000. In March 1999, PrimeSource Surgical acquired an entity for approximately $196,000. The acquisitions were accounted for using the purchase method of accounting, and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.

(4) In June 2000, PrimeSource Surgical sold an entity for approximately $398,000 which resulted in a recorded loss of approximately $732,000. In addition, in April 2000, PrimeSource Surgical acquired an entity for $405,000. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the audited financial statements from the date of acquisition.

(5) In fiscal year 2000, PrimeSource Surgical approved plans for a major restructuring of its operations with the goal of centralizing distribution facilities, eliminating unprofitable divisions and reducing costs. The aggregate costs of the restructuring included total charges of $1,031,000.

(6) Effective March 2, 2001, PrimeSource Surgical completed a merger with Luxtec Corporation for aggregate consideration of approximately $4,791,000, where PrimeSource Surgical assumed liabilities, net of assets acquired and costs of approximately $3,931,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Luxtec have been included in the financial statements of PrimeSource Surgical as of the date of acquisition. In December 2000, the Company acquired two entities for aggregate consideration of $1,310,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.

OPERATING DATA:                 (In thousands, except per share data)

The following table sets forth unaudited quarterly consolidated operating results for each of our last eight quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                    SEP-30,        DEC-31,     MAR-31,       JUN-30,     SEP-30,      DEC-31,     MAR-31,    JUN-30,
                                       1999           1999        2000          2000        2000         2000        2001       2001
                                       ----           ----        ----          ----        ----         ----        ----       ----
                                                                                 (1)
Net Revenues                      $14,322.9      $14,153.8   $13,658.6    $ 12,275.8   $12,504.9   $ 11,436.0   $12,691.6  $14,399.1
Cost of  Sales                      9,354.9        9,333.9     9,145.8       8,728.0     8,413.7      8,524.9     8,362.8   10,153.7
                                    -------        -------     -------       -------     -------      -------     -------   --------
         Gross Profit             $ 4,968.0      $ 4,819.9   $ 4,512.8    $  3,547.8   $ 4,091.2   $  2,911.1   $ 4,328.8  $ 4,254.4
                                   ========       ========    ========      ========    ========     ========    ========   ========


Net Income (Loss)                 $   338.2      $   189.7   $  (27.3)    $(1,884.3)   $ (148.7)   $(2,702.3)   $ (639.1)  $ (892.1)
Net Income (Loss) per share       $     .10      $     .05   $   (.01)    $    (.57)   $   (.05)   $    (.94)   $   (.14)  $   (.19)


COMPUTED AS DESCRIBED IN OUR HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCORPORATED BY REFERENCE
INTO THIS FORM 10-K.

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations.

(1) In the  fourth  quarter  of 2000,  PrimeSource  Surgical  sold an entity for approximately  $398,000,  which resulted  in a recorded  loss of  approximately $732,000. In addition, in this quarter PrimeSource Surgical approved plans for a major restructuring of its operations resulting in total charges of $1,031,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This analysis of our financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including notes thereto.

In October 2001 we engaged a restructuring agent to evaluate our operations for possible reorganization. We have not determined the impact if any, of any possible reorganization on our financial statements.

                              RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended June 30, 1999, 2001 and 1999.

                                                  2001              2000               1999
                                              --------------- ------------------ ------------------
NET SALES                                       100.0%             100.0%             100.0%
COST OF SALES                                    69.5%              67.2%              69.0%
GROSS PROFIT                                     30.5%              32.8%              31.0%
SELLING, GENERAL AND ADMIN. EXPENSE              36.9%              31.1%              34.1%
INTEREST EXPENSE                                  1.8%               2.0%               1.6%
                                               -------             ------             ------
NET LOSS                                         (8.6%)             (2.5%)             (4.9%)

                      FISCAL 2001 COMPARED WITH FISCAL 2000

NET SALES: Net sales of $51,031,610 for fiscal 2001 were $3,379,445 or 6.2% lower than the $54,411,055 reported for fiscal 2000. The reduction in net sales in fiscal year 2001 was a result of our decision to discontinue the distribution of certain non-core product lines and the loss of the exclusive rights to distribute certain product lines. In addition, several of our suppliers switched from stocking distribution relationships to agency relationships thereby leading to a reduction in reported net sales. We continue to generate commission income from these agency lines.

COST OF SALES: Cost of sales decreased to $35,455,087 for fiscal 2001 compared to $36,562,624 for fiscal 2000. The cost of sales for fiscal 2001 was 69.5% of net sales compared to 67.2% of net sales for fiscal 2000. The increase in cost of sales as a percentage of net sales is primarily due to the loss of several higher margin product lines during fiscal 2001 as well as an increase in the amount of lower-margin capital equipment sales.

GROSS PROFIT: Gross Profit decreased to $15,576,523 or 30.5% of net sales for fiscal 2001, as compared to $17,848,431 or 32.8% of net sales for fiscal 2000. The production in gross profit is primarily due to lower sales levels. The reduction in gross profit margins is primarily due to the loss of several higher margin product lines during fiscal 2001 as well as an increase in the amount of lower-margin capital equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense increased to $18,,813,441 for fiscal 2001, compared to $16,940,243 for fiscal 2000, an increase of $1,873,198 or 11.1%. The increase in expenses in fiscal 2001 is due to the hiring of several additional senior management personnel including our Chief Executive Officer. We also incurred increased severance, recruitment and relocation costs as a result of several senior and mid-level management changes.

INTEREST EXPENSE: Interest expense decreased to $920,862 during fiscal 2001, compared to $1,104,115 during fiscal 2000, a decrease of $183,253 or 16.6%. Our interest cost decrease was primarily the result of a reduction in interest rates during fiscal 2001.

NET LOSS: Our net loss increased to $4,382,164 during fiscal 2001, compared to $1,383,654 during fiscal 2000, an increase of $2,998,510 or 215%. Our net loss increased in fiscal 2001 as a result of lower net sales and gross profits and increased operating expenses.

                      FISCAL 2000 COMPARED WITH FISCAL 1999

NET SALES: Net sales of $54,411,055 for fiscal 2000 were $39,296,818 or 260% higher than the $15,114,237 reported for fiscal 1999. The increase in net sales in fiscal year 2000 was primarily a result of our having completed a significant acquisition in June 1999.

COST OF SALES: Cost of sales increased to $36,562,624 for fiscal 2001 compared to $10,427,563 for fiscal 1999. The cost of sales for fiscal 2000 was 67.2% of net sales compared to 69.0% of net sales for fiscal 2000. The increase in cost of sales in fiscal year 2000 was primarily a result of our having completed a significant acquisition in June 1999. The decrease in the cost of sales as a percent of net sales in fiscal year 2000 was largely a result of the contribution of higher margin product lines from the June 1999 acquisition.

GROSS PROFIT: Gross Profit increased to $17,848,431 or 32.8% of net sales for fiscal 2000, as compared to $4,686,674 or 31.0% of net sales for fiscal 1999. The increase in gross profit in fiscal year 2000 was primarily a result of our having completed a significant acquisition in June 1999. The increase in the gross profit as a percent of net sales in fiscal year 2000 was largely a result of the contribution of higher margin product lines from the June 1999 acquisition.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense increased to $16,940,243 for fiscal 2000, compared to $5,160,642 for fiscal 1999. The increase in expenses in fiscal year 2000 was primarily a result of our having completed a significant acquisition in June 1999.

INTEREST EXPENSE: Interest expense increased to $1,104,115 during fiscal 2000, compared to $240,112 during fiscal 1999, an increase of $864,003. Our interest cost increase was primarily the result of increased borrowings related to our June 1999 acquisition.

NET LOSS: Our net loss increased to $1,383,654 during fiscal 2000, compared to $744,384 during fiscal 1999, an increase of $639,270 or 86%. Our net loss increased in fiscal 2000 as a result of increased operating expenses and interest expense.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had a working capital deficit of ($6,309,266) compared to a deficit of ($984,066) at June 30, 2000. The increase in our working capital deficit was primarily a result of the reclassification of all debt to current liabilities as a result of the factors discussed below. Operating losses during the twelve month period ended June 30, 2001 were primarily offset by proceeds from preferred stock offerings.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, ARK. The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate (6.75% at June 30, 2001) plus 2.0%. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of our assets, excluding assets held by PrimeSource Surgical. At June 30, 2001, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime (6.75% at June 30, 2001) plus 0.5% and is secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note matures on March 31, 2002. At June 30, 2001, we had outstanding borrowings of $250,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 1.0% and are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 commencing on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At June 30, 2001, we had outstanding borrowings of $89,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants or had received all required waivers as of June 30, 2001. Subsequent to June 30, 2001, the Company negotiated and executed an amendment to revise some of the financial covenants in the Luxtec Credit Agreement. Management believes that they will be able to meet the revised covenants in the Luxtec Credit Agreement for the fiscal year ended June 30, 2002.

On June 14, 1999, our wholly-owned subsidiary, PrimeSource Surgical entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement" with Citizens Bank of Massachusetts, or Citizens for a line of credit, or the "PrimeSource Surgical Line of Credit." The maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, each as defined by the PrimeSource Surgical Credit Agreement (approximately $7,370,000 at June 30, 2001). Borrowings bear interest at Citizen's prime rate (6.75% at June 30, 2001) plus 0.75%. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At June 30, 2001, there was $843,373 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all of the assets directly held PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizen's prime rate (6.75% at June 30, 2001) plus 0.75%. The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. At June 30, 2001, PrimeSource Surgical had outstanding borrowings of $2,904,709 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. Although PrimeSource Surgical was in compliance with those financial covenants or had received all required waivers as of June 30, 2001, management believes it will need to amend certain financial covenants under the PrimeSource Surgical Credit Agreement in order to avoid a default during fiscal 2002. Management has initiated discussions with Citizens concerning restructuring and refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will not be in default. We cannot assure that we will be successful in restructuring and refinancing PrimeSource
Surgical's  credit  facilities  or  amending  the  PrimeSource  Surgical  Credit
Agreement. In the event that we are not successful in restructuring and refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, we may not be able to meet the financial covenants in the PrimeSource Surgical Credit Agreement for the fiscal year ended June 30, 2002.

The principal source of short-term borrowings are the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit, comprised of separate $2,500,000 and $12,000,000 revolving credit facilities with available borrowings at June 30, 2001 of $1,225,000 and $7,370,000, respectively. The Luxtec Line of Credit is secured by all of our assets other than those held by PrimeSource Surgical. The PrimeSource Surgical Line of Credit is secured by substantially all assets held directly by PrimeSource Surgical and certain of its subsidiaries. At June 30, 2001, both lines of credit utilized a significant portion of their respective, available borrowing bases. The interest rates on the lines of credit as of June 30, 2001 were 8.75% and 7.5%, respectively. The balances outstanding under the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit at June 30, 2001 were $1,249,667 and $6,526,627, respectively.

On July 2, 2001, we raised $3,250,000 in additional equity capital through the issuance and sale of the Units comprised of Series E Preferred Stock and warrants to purchase Common Stock. The proceeds from the offering were used to pay certain trade payables and to reduce outstanding borrowings under the PrimeSource Surgical Line of Credit.

Management  is  currently  engaged in  discussions  with current  investors  and potential new investors concerning additional investments in our equity securities. In addition, management is in discussions with our lenders and new lenders concerning a restructuring and refinancing of our credit facilities. We cannot assure, however, that we will be successful in restructuring and refinancing our credit facilities or that current investors or potential new investors will make additional equity investments in us. In that event, we may not have sufficient funds to continue our operations for the next twelve months.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonable assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO.
25. This interpretation provides guidance on the application of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, including (i) the definition of an employee, (ii) the criteria for determining whether a plan qualifies as a noncompensatory plan, (iii) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (iv) the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000 and the effects of applying the interpretation are recognized on a prospective basis. The adoption of this interpretation did not have a material impact on the Company's results of operations or financial condition.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS No. 141 on July 1, 2001 and it has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the Company's financial position and results of operations.

                                  RISK FACTORS

      OUR AUDITORS HAVE RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN BECAUSE WE MAY NOT BE ABLE TO ACHIEVE OUR OBJECTIVES AND WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS. Our independent auditors have included an explanatory paragraph in their opinion regarding certain issues which raise doubt about our ability to continue as a going concern. This means that there is substantial doubt that our cash flow from operations and cash available from external financing will be sufficient to meet our working capital requirements. Additionally, we expect to be in default of covenants contained in the PrimeSource Surgical Credit Agreement during fiscal 2002. As a result, Citizens can terminate the PrimeSource Surgical Term Loan and the PrimeSource Surgical Line of Credit and accelerate repayment of borrowings under those facilities. We believe that if we do not raise additional capital and enter into a new credit agreement to replace, or amend, the PrimeSource Surgical Credit Agreement, Citizens may accelerate our repayment obligations and we will not be able to continue our business operations. Moreover, we cannot assure, even if Citizens does not accelerate our repayment obligations, that we will have sufficient funds to continue our operations.

      THE INDUSTRY IN WHICH WE PARTICIPATE IS INCREASINGLY COMPETITIVE WHICH COULD MAKE IT MORE DIFFICULT FOR US TO IMPROVE OUR FINANCIAL PERFORMANCE. The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, business and results of operations. Also, we may face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms.

      WE MAY NOT BE ABLE TO IDENTIFY OR INTEGRATE ACQUISITIONS OR MANAGE OUR GROWTH WHICH WOULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. Our strategy for growing our business includes identifying and pursuing acquisition opportunities. Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. Acquisitions may expose us to the following risks, among others:

            *   diversion of our management's attention;
            *   the  inability  to  integrate   acquired   companies'  into  our
                operations;
            *   the assumption of liabilities;
            *   an adverse affect on our liquidity; and
            *   dilution to our current stockholders.

We cannot assure that we will be effective in identifying and effecting attractive acquisitions, assimilating acquisitions or managing future growth. The failure to do so may have a material adverse effect on our business, operating results and financial condition.

      OUR COMMON STOCK IS NOT LISTED ON AN EXCHANGE WHICH MAKES IT DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR STOCK. Although we are a public reporting company, our shares of capital stock are not listed on any stock exchange or quoted on any quotation system. We cannot assure that holders of our capital stock will be able to dispose of their shares.

      PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BY-LAWS COULD MAKE IT HARDER FOR A THIRD PARTY TO ACQUIRE CONTROL OF US AND COULD DETER AN ACQUISITION. Provisions of our Articles of Organization, as amended, and the Amended and Restated By-Laws of the Massachusetts Business Corporation Law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders, subject to certain limitations. The rights of the holders of our Common Stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock by us may have the effect of delaying, deferring or preventing a change of our control without further action by our stockholders and may adversely affect the voting and other rights of the holders of our Common Stock. In addition, our Articles of Organization do not permit cumulative voting. Further, our Board of Directors is divided into three classes, each of which serves for a staggered three-year term, which may also make it more difficult for a third-party to gain control of our Board of Directors.

      PRIMESOURCE SURGICAL HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT ITS FUTURE PERFORMANCE. PrimeSource Surgical, which is a material subsidiary of the Company, commenced operations in 1996, and has grown rapidly through the acquisition of a number of specialty medical products sales and marketing organizations. Accordingly, PrimeSource Surgical has only a limited operating history from which to evaluate and forecast its business. As a result of PrimeSource Surgical's limited operating history, we may be unable to accurately forecast financial results going forward. Moreover, failure to meet our revenue, targets and financial projections may have an immediate and negative impact on our total results of operations.

      OUR BUSINESS WILL SUFFER IF WE FAIL TO ATTRACT AND RETAIN EXPERIENCED SALES REPRESENTATIVES. The success and growth of our business depends on our ability to attract and retain qualified and experienced sales representatives. There is significant competition for experienced specialty medical products sales representatives. It is uncertain whether we can continue to attract and retain qualified personnel. If we cannot attract, retain and motivate qualified sales personnel, we will not be able to expand our business and our ability to perform under our existing contracts will be impaired, which would negatively affect our results of operations.

      OUR BUSINESS WOULD SUFFER IF WE LOST KEY SUPPLIERS. Our success is partly dependent on our ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner. Capacity or supply constraints, as well as purchase commitments, could adversely affect our future operating results. We cannot assure that we will be able to maintain our existing supplier relationships or secure additional suppliers as needed.

      IF SUPPLIERS TERMINATE THEIR AGREEMENTS WITH US, OUR PRODUCT OFFERINGS MAY SUFFER. Following an initial one-year term, many of our standard supplier agreements may be terminated by either party on 90 days' notice. After expiration of the initial term, such suppliers may terminate or seek to renegotiate their agreements. If a significant number of suppliers terminate their agreements with us, the range of products we will be able to offer would be adversely affected. The ability of suppliers to terminate their agreements may result in new agreement terms that are less favorable to us, which could have a material adverse effect on our earnings.

      SALES TO LARGER CUSTOMERS MAY INCREASE THE LENGTH OF OUR SALES CYCLE AND DECREASE OUR PROFIT MARGINS. Increasing sales to larger buyers will be an important element of our business strategy. As we sell more sophisticated solutions to larger organizations, it is expected that the time from initial contact to final approval will increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval of contracts is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approval of contracts may be subject to delays for reasons over which we will have little or no control, including:

         * potential customers' internal approval processes;
         * customers'   concerns  about  implementing  a  new  method  of  doing
           business; and
         * seasonal and other timing effects.

Increased sales to larger accounts may result in lower or negative profit margins as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. If we do not generate sufficient transaction volume to offset any lower margins, our operating results may be materially and adversely affected.

      GOVERNMENTAL OR PRIVATE INITIATIVES TO REDUCE HEALTHCARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE SPECIALTY MEDICAL PRODUCTS INDUSTRY. The primary trend in the United States healthcare industry is toward cost containment. Comprehensive government healthcare reform intended to reduce healthcare costs, the growth of total healthcare expenditures and expanded healthcare coverage for the uninsured have been proposed in the past and may be considered again in the near future. Implementation of government healthcare reform may adversely affect specialty medical products companies, which could decrease the business opportunities available to us. In addition, the increasing use of managed care, centralized purchasing decisions and consolidations among, and integration of, healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of specialty medical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. Significant cost containment initiatives adopted by government or private entities could have a material adverse effect on the business of the Company.

      IF WE ISSUE ADDITIONAL CAPITAL STOCK OUR CURRENT STOCKHOLDERS RIGHTS MAY BE ADVERSELY AFFECTED. We may issue additional securities which would dilute the ownership interests of our current stockholders. The terms and preferences of any securities we may issue could be superior to those of our currently outstanding capital stock. Current stockholders' rights to dividends and upon liquidation may be adversely affected. We may undertake business combination transactions wherein we would issue equity as consideration. Such transactions would have a dilutive effect on our stockholders.

      OUR MAJOR STOCKHOLDER HAS SUBSTANTIAL CONTROL OF US AND COULD DELAY OR PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY BELIEVE WOULD IMPROVE MANAGEMENT AND/OR OUR BUSINESS. As a result of its ownership of Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock, GE Capital Equity Investments, Inc., is able to exercise substantial control over the election of our directors and determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendment to our Articles of Organization.

      OUR LACK OF AUDITED FINANCIAL STATEMENTS FOR CERTAIN OF OUR INDIRECT SUBSIDIARIES COULD, AMONG OTHER THINGS, PRECLUDE THE EXERCISE OF OPTIONS GRANTED BY US AND LIMIT OUR ABILITY TO USE OUR STOCK IN ACQUISITIONS. Because PrimeSource Surgical does not have stand alone audited financial statements for the four subsidiaries it acquired in June 1999, or the "HTD Subsidiaries," for periods prior to that acquisition, we will not be able to use any effective registration statement or file any new registration statements until the audited financial statements for the HTD Subsidiaries are filed with the SEC or such financial statements are no longer required to be filed. We believe that we will not be able to use or file a registration statement until after the completion of our June 2002 audit, although there is a possibility that we could use or file registration statements after the completion of our June 2001 audit. The inability to use or file registration statements, among other things, would prevent the exercise of options granted by us and limit our ability to use our stock in acquisitions until the audited financial statements of the HTD Subsidiaries are filed with the SEC or such financial statements are no longer required to be filed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk exposure relates to outstanding debt. The balance of outstanding bank debt at June 30, 2001 is approximately $11,020,194, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries


                        Consolidated Financial Statements
                          as of June 30, 2001 and 2000,
               and for Each of the Three Years in the Period Ended
                               June 30, 2001, and
                          Independent Auditors' Report




Independent Auditors' Report.............................................F-1

Consolidated Balance Sheets as of June 30, 2001 and 2000..............F-2 - F-3

Consolidated  Statements of  Operations  for the Years Ended
June 30, 2001, 2000 and 1999.............................................F-4

Consolidated  Statements of  Stockholders'  Equity  (Capital
Deficiency) for the Years Ended June 30, 2001, 2000 and 1999.............F-5

Consolidated  Statements  of Cash Flows for the Years  Ended
June 30, 2001, 2000 and 1999..........................................F-6 - F-7

Notes to Consolidated Financial Statements............................F-8 - F-27

INDEPENDENT AUDITORS' REPORT


Board of Directors
PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' capital deficiency, and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PrimeSource Healthcare, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements at June 30, 2001, the Company would not have been in compliance with certain covenants of one of its loan agreements had the lender not temporarily waived the covenants. The Company is attempting to negotiate the terms and covenants of the loan agreement and is also seeking other sources of long-term financing. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses, and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plan concerning these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Deloitte & Touche, LLP
Phoenix, Arizona

October 11, 2001

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                        2001               2000

CURRENT ASSETS:
  Cash and cash equivalents                                                             $    622,623       $    126,690
  Accounts receivable - net of allowance for doubtful accounts
    of approximately $622,000 (2001) and $427,000 (2000)                                   8,771,207          7,396,800
  Inventories - net                                                                        9,821,232          6,268,248
  Income taxes receivable                                                                                       836,116
  Prepaid expenses and other current assets                                                  152,260            244,797
                                                                                        -------------      -------------

           Total current assets                                                           19,367,322         14,872,651

PROPERTY, PLANT, AND EQUIPMENT - net                                                       1,635,390            866,277

INTANGIBLE ASSETS - Net of accumulated amortization
  of approximately $62,000 (2001) and $42,000 (2000)                                         140,479            137,629

GOODWILL - Net of accumulated amortization
  of approximately $2,167,000 (2001) and $1,030,000 (2000)                                23,844,720         14,935,044

OTHER ASSETS                                                                                 462,043            485,628
                                                                                        -------------      -------------

TOTAL                                                                                   $ 45,449,954       $ 31,297,229
                                                                                        =============      =============


                                                                                                            (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY                                              2001               2000

CURRENT LIABILITIES:
  Accounts payable                                                                     $  11,269,607       $  6,260,934
  Accrued expenses                                                                         2,783,516          1,105,096
  Customer deposits                                                                          532,557            153,101
  Income taxes payable                                                                         9,500
  Lines of credit                                                                          7,776,294          7,157,714
  Current portion of long-term debt                                                        3,259,885          1,150,003
  Current portion of capital lease obligations                                                45,229             29,869
                                                                                        -------------      -------------

           Total current liabilities                                                      25,676,588         15,856,717
                                                                                        -------------      -------------

CAPITAL LEASE OBLIGATIONS - Net of current portion                                            72,339             12,330
                                                                                        -------------      -------------

LONG-TERM DEBT - Net of current portion                                                       84,015          2,837,387
                                                                                        -------------      -------------

WARRANT PUT OBLIGATION                                                                        95,000            267,000
                                                                                        -------------      -------------

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value - authorized,
  344,864 shares; issued and outstanding, 344,864 (2001) and 281,311 (2000)
  shares; aggregate liquidation preference of $17,803,482 (2001) and
  $14,206,206 (2000)                                                                      15,134,235         12,850,960
                                                                                        -------------      -------------

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value -
  authorized, 20,000 shares; issued and outstanding, 14,008 (2001) shares;
  aggregate
  liquidation preference of $4,949,397 (2001)                                              4,949,397
                                                                                        -------------      -------------

STOCKHOLDERS' CAPITAL DEFICIENCY:
  Series B convertible preferred stock, $1.00 par value - authorized, 46,889 shares (2000); issued and outstanding, 46,889 shares (2000);
    aggregate liquidation preference of $1,195,543 (2000)                                                     1,195,543
  Common stock, $0.01 par value - authorized, 50,000,000 shares;
    issued and outstanding, 7,959,704 (2001) and 2,874,166
    (2000) shares                                                                             79,597             28,742
  Additional paid-in capital                                                               8,434,697          1,523,186
  Accumulated deficit                                                                     (9,075,914)        (3,274,636)
                                                                                        -------------      -------------

           Total stockholders' capital deficiency                                           (561,620)          (527,165)
                                                                                        -------------      -------------

TOTAL                                                                                  $  45,449,954       $ 31,297,229
                                                                                        =============      =============

See notes to consolidated financial statements                                                               (Concluded)

                                      F-3

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
------------------------------------------------------------------------------------------------------------------------------------


                                                                         2001                2000               1999

NET SALES                                                            $ 51,031,610       $ 54,411,055       $ 15,114,237

COST OF SALES                                                          35,455,087         36,562,624         10,427,563
                                                                     --------------     --------------       --------------

GROSS PROFIT                                                           15,576,523         17,848,431          4,686,674
                                                                     --------------     --------------       --------------

OPERATING EXPENSES:
  Selling, general, and administrative expenses                        18,813,441         16,940,243          5,160,642
  Restructuring expenses                                                                  1,031,011
                                                                     --------------     --------------       --------------

           Total operating expenses                                    18,813,441         17,971,254          5,160,642
                                                                     --------------     --------------       --------------
OPERATING LOSS                                                         (3,236,918)          (122,823)          (473,968)

INTEREST EXPENSE                                                         (920,862)        (1,104,115)          (240,112)

OTHER EXPENSE                                                             (11,184)          (115,716)           (30,304)
                                                                     --------------     --------------       --------------

LOSS BEFORE INCOME TAX PROVISION                                       (4,168,964)        (1,342,654)          (744,384)

INCOME TAX PROVISION                                                     (213,200)           (41,000)
                                                                     --------------     --------------       --------------

NET LOSS                                                               (4,382,164)        (1,383,654)          (744,384)

DIVIDENDS ON PREFERRED STOCK                                           (1,419,114)          (955,481)
                                                                     --------------     --------------       --------------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                                       $ (5,801,278)      $ (2,339,135)        $ (744,384)
                                                                     ==============     ==============       ==============

LOSS PER SHARE:
  Basic                                                                   $ (1.37)           $ (0.69)           $ (0.17)
                                                                     ==============     ==============       ==============

  Diluted                                                                 $ (1.37)           $ (0.69)           $ (0.17)
                                                                     ==============     ==============       ==============


See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) YEARS ENDED JUNE 30, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------------------------------------------------

                                             Series B Convertible
                                               Preferred Stock      Common Stock     Additional                       Total
                                         -------------------- ---------------------   Paid-in    Accumulated       Stockholders'
                                         Shares      Amount     Shares      Amount    Capital      Deficit     Equity (Deficiency)

BALANCE, JULY 1, 1998                    876,724   $ 583,571   5,838,535  $  5,839  $ 3,247,945  $ (191,117) $3,646,238  $3,646,238
 Effect of .744183-for-1 reverse stock
   split and change in par value       (850,627)              (1,493,645)   37,611      (37,611)
 Issuance of preferred stock             18,500      621,500                                                    621,500     621,500
 Exercise of preferred stock warrants     2,646          889                                                        889         889
 Issuance of common stock                                        231,837     2,318      290,707                 293,025     293,025
 Repurchase of common stock                                   (1,160,925)  (11,609)  (1,183,391)             (1,195,000  (1,195,000)
 Net loss                                                                                          (744,384)   (744,384)   (744,384)
                                         --------  ---------   ---------  --------  -----------  ----------- ------------ ---------
BALANCE, JUNE 30, 1999                    47,243   1,205,960   3,415,802    34,159    2,317,650    (935,501)  2,622,268   2,622,268
 Repurchase of preferred stock             (354)     (10,417)                                                   (10,417)    (10,417)
 Issuance of common stock                                        260,227     2,602      434,501                 437,103     437,103
 Repurchase of common stock                                   (1,036,398)  (10,364)  (1,268,220)             (1,278,584) (1,278,584)
 Exercise of stock options                                       234,535     2,345       39,255                  41,600      41,600
 Preferred stock dividends                                                                         (955,481)   (955,481)   (955,481)
 Net loss                                                                                         1,383,654) (1,383,654) (1,383,654)
                                         --------  ---------   ---------  --------  -----------  ----------- ------------ ---------
BALANCE, JUNE 30, 2000                    46,889   1,195,543   2,874,166    28,742    1,523,186  (3,274,636)   (527,165)   (527,165)
 Issuance of common stock in and
   effect of reverse merger                                    3,335,000    33,350    4,649,905               4,683,255   4,683,255
 Issuance of common stock                                        578,324     5,783    1,077,785               1,083,568   1,083,568
 Conversion of preferred stock to common(46,889)  (1,195,543)  1,172,214    11,722    1,183,821
 Preferred stock dividends                                                                       (1,419,114) (1,419,114) (1,419,114)
 Net loss                                                                                        (4,382,164) (4,382,164) (4,382,164)
                                         --------  ---------   ---------  --------  -----------  ----------- ------------ ---------
BALANCE, JUNE 30, 2001                         -   $       -   7,959,704  $ 79,597  $ 8,434,697  $9,075,914) $ (561,620)  $(561,620)
                                         ========  =========   =========  ========  ===========  =========== ============ =========


See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                             2001             2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(4,382,164)     $(1,383,654)       $ (744,384)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         1,727,082        1,210,506           409,410
    Loss on sale of subsidiary                                                               731,947            41,594
    Change in fair value of warrant put obligation                         (172,000)         124,000
    Loss on disposal of property, plant, and equipment                        8,179
    Issuance of common stock for services                                    25,132
    Changes in operating assets and liabilities - net of
      effect of business acquisitions and dispositions:
      Accounts receivable                                                   873,575         (856,749)         (686,703)
      Inventories                                                          (822,554)        (555,764)         (632,632)
      Income taxes receivable and payable                                   859,666         (836,116)
      Prepaid expenses and other current assets                             131,166         (145,312)          (20,474)
      Other assets                                                         (381,710)                          (252,582)
      Accounts payable                                                      779,767        2,651,440        (2,040,155)
      Accrued expenses                                                      316,944       (1,502,609)        1,621,935
      Customer deposits                                                     379,456
                                                                         ----------       ----------        ----------

           Net cash used in operating activities                           (657,461)        (562,311)       (2,303,991)
                                                                         ----------       ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                               (475,280)        (606,385)          (22,364)
  Proceeds from business disposition                                                         198,130
  Proceeds from sale of property, plant, and equipment                        7,200
  (Cash paid) purchase price refunded for business
    acquisitions - net                                                     (391,000)         945,000       (17,046,400)
  Payment of business acquisition costs                                    (685,159)
  Acquisition of other assets                                                               (210,444)
                                                                         ----------       ----------        ----------
           Net cash (used in) provided by investing activities           (1,544,239)         326,301       (17,068,764)
                                                                         ----------       ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                       28,043,512       27,583,557        12,713,211
  Repayments under lines of credit                                      (28,674,599)     (26,885,104)       (7,583,571)
  Proceeds from long-term debt                                               11,854                          4,032,380
  Repayment of long-term debt                                            (2,361,116)        (900,000)
  Repayment on capital leases                                               (31,340)         (41,716)          (57,767)
  Proceeds from issuance of common stock                                      3,261          200,000           143,025
  Proceeds from issuance of preferred stock - net of costs                5,706,061          904,360        11,772,389
  Proceeds from the exercise of options                                                       41,600
  Stock repurchases                                                                       (1,089,001)       (1,195,000)
                                                                         ----------       ----------        ----------
           Net cash provided by (used in) financing activities            2,697,633         (186,304)       19,824,667
                                                                         ----------       ----------        ----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                      495,933         (422,314)          451,912
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                                   126,690          549,004            97,092
                                                                         ----------       ----------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $ 622,623        $ 126,690         $ 549,004
                                                                         ==========       ==========        ==========

                                                                                                            (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                         2001               2000               1999

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
    Interest                                                        $    945,393       $  1,023,288          $    221,260
                                                                    ============       ============          ============

    Income taxes                                                    $    109,638       $  1,220,582          $         -
                                                                    ============       ============          ============


SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS - During the years ended
  June 30, 2001, 2000, and 1999, the Company
  acquired entities in transactions
  summarized as follows:
    Fair value of assets acquired, including
    transaction costs                                               $ 17,076,173       $    594,089          $ 21,464,702
    Issuance of common stock                                          (4,254,000)          (237,104)             (150,000)
    Issuance of series D preferred stock                              (1,456,180)
    Cash paid in business acquisition - net of refund                   (391,000)           945,000           (17,046,400)
                                                                    ============       ============          ============

           Liabilities assumed                                     $  10,974,993       $  1,301,985          $  4,268,302
                                                                    ============       ============          ============

  Equipment acquired under capital lease                           $      39,906
                                                                    ============

  Common stock issued for services in connection
    with business acquisition                                      $     100,000
                                                                    ============


See notes to consolidated financial statements.                                                               (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000, AND 1999
--------------------------------------------------------------------------------

1.    NATURE OF BUSINESS

      PrimeSource Healthcare, Inc. ("PrimeSource" or the "Company"), a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

      On March 2, 2001, Luxtec Corporation ("Luxtec"), a Massachusetts publicly held corporation, completed a merger (the "Merger") with PrimeSource Surgical, Inc., a Delaware corporation ("PrimeSource Surgical"), resulting in PrimeSource Surgical becoming a wholly owned subsidiary of Luxtec. Pursuant to the agreement and Plan of Merger, dated November 27, 2000, as amended, the former stockholders of PrimeSource Surgical received Luxtec capital stock in exchange for their PrimeSource Surgical capital stock. On June 22, 2001, the stockholders of Luxtec approved a name change to PrimeSource Healthcare, Inc.

      Luxtec's year-end was previously October 31 but changed to June 30, PrimeSource Surgical's year-end. Luxtec was a delisted public company at the time of the acquisition. For accounting purposes, the acquisition has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource as the acquirer (reverse acquisition). The acquisition has been accounted for using the purchase method of accounting, and the results of operations have been included from March 2, 2001, the date of acquisition. The historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. All shares and per share data prior to the acquisition have been restated to reflect the par value and capital structure of Luxtec.

      The Merger between PrimeSource Surgical and Luxtec was effected by acquiring 100 percent of the issued and outstanding common stock of PrimeSource Surgical in exchange for 3,301,239 shares of common stock, par value $.01 per share (the "Common Stock"), 46,889 shares of Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Stock"), 344,864 shares of Series C Redeemable, Convertible Preferred Stock, par value $1.00 per share (the "Series C Stock"), and 9,674 shares of Series D Exchangeable, Convertible Preferred Stock, par value $1.00 per share (the "Series D Stock") of Luxtec. In addition, the Company assumed options to purchase 2,519,542 shares of common stock and warrants to purchase 578,088 shares of common stock. On March 3, 2001, the Company issued 4,334 shares of Series D Stock and 450,000 shares of common stock in exchange for 10,000 shares of the Company's Series A Redeemable Preferred Stock and warrants to purchase 450,000 shares of common stock at $3.00 per share (Note 3).

      On December 29, 2000, PrimeSource Surgical acquired all the outstanding common stock of New England Medical Specialties, Inc. ("NEMS") and Professional Equipment Co., Inc. ("PEC"), two specialty distribution organizations in the northeastern United States. The transaction was accounted for using the purchase method of accounting. PrimeSource Surgical acquired the companies for aggregate consideration of $1,310,000, of which $391,000 was paid in cash and $919,000 was paid by issuing 390,804 shares of common stock. An additional 21,262 shares of common stock with a fair value of $50,000 were issued to certain employees of the acquired companies. These shares are restricted, and vest 33 percent on the first, second, and third anniversaries of the acquisition (Note 3).

      The following unaudited pro forma combined condensed financial information for the fiscal years ended June 30, 2001 and 2000 includes the results of operations for the Company, presented as if PrimeSource Surgical had been combined with Luxtec, NEMS, and PEC for all of 2001 and 2000, along with adjustments that give effect to events that are directly attributable to the transaction and expected to have a continuing impact.

                                                  2001               2000

Net sales                                    $ 58,991,021        $ 70,096,810
                                             =============       ============

Net loss                                     $ (7,834,540)       $ (2,835,332)
                                             ==============      =============

Loss per share, basic and diluted                 $ (1.22)            $ (0.47)
                                             ==============      =============


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, obtain refinancing of certain of its debt, comply with the terms and covenants of its financing agreements, and achieve profitable operations.

      The Company has incurred losses of $4,382,164 in 2001, $1,383,654 in 2000, and $744,384 in 1999. The Company's business plan continues to focus on improving operations through internal growth of its specialty medical products lines through additional acquisitions of strategic businesses. During the fiscal year ended June 30, 2001, the Company completed the acquisitions of three additional businesses. One of these acquisitions provided the Company with manufacturing capabilities to supplement the specialty medical products which it already had available through its distribution business. The Company is focusing its marketing efforts on forming partnerships with other medical products companies to widen the customer base for its products. The Company intends to continue with its current strategy during fiscal 2002.

      The Company's primary debt financing is provided under loans from two different banks. As of June 30, 2001, the Company had $9,431,336 of outstanding borrowings under the PrimeSource Surgical credit agreement (the "PrimeSource Surgical Credit Agreement"), and $1,249,667 outstanding under the Luxtec credit agreement (the "Luxtec Credit Agreement"), as further discussed in Notes 6 and
7. The two credit agreements discussed above include certain financial covenants, with which the Company was out of compliance at June 30, 2001. The

Company has received waivers as of June 30, 2001 and for all prior periods. Subsequent to June 30, 2001, the Company amended the Luxtec Credit Agreement to revise certain financial covenants; however, the Company anticipates that it will be out of compliance with certain existing covenants of the PrimeSource Surgical Credit Agreement at its next measurement date, and, as a result has reclassified this debt as a current liability. The Company is currently seeking refinancing from its current lender as well as other lenders.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
PrimeSource Surgical; Ruby Merger Sub (dba NEMS and PEC); Bimeco, Inc.; Fiber Imaging Technologies, Inc.; CardioDyne, Inc.; and Cathtec, Inc. All intercompany balances and transactions have been eliminated.

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

      CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company's customers. Collateral is generally not required. In addition, the Company routinely maintains cash in excess of $100,000 in certain banks to pay general accounts payable, payroll, etc. The Company, by policy, places the investments with financial institutions evaluated as highly creditworthy. At June 30, 2001, the Company's uninsured cash balances total approximately $465,000.

      INVENTORIES consist of raw materials, work-in-process, and finished goods, stated at the lower of cost or market. Cost is recorded using the first in first out method (FIFO) for Luxtec and average costing for the remaining companies.

      PROPERTY, PLANT, AND EQUIPMENT are recorded at cost. Depreciation and amortization have been provided using the straight-line method over estimated useful lives, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

      LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances that indicate that their carrying value may not be recoverable. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred.

      INTANGIBLE ASSETS consist primarily of goodwill, which is being amortized on a straight-line basis over 10 to 20 years. Intangible assets are recorded at cost, net of accumulated amortization.

      In June 2001, the Financial Accounting Standards Board ("FASB") issued two new accounting standards, SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Under SFAS No. 142, goodwill will no longer be amortized but will be subjected to an annual impairment review. The standards are effective for the Company's fiscal year beginning July 1, 2002; however, early adoption is permitted. The Company is in the process of evaluating the impact these new standards will have on its financial position and results of operations, and expects to make a decision with respect to early adoption after completing such evaluation.

      OTHER ASSETS consist principally of deposits and deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

      REVENUE RECOGNITION - The Company recognizes stocking revenue at the time of shipment and passage of title. The Company also receives revenues under certain agency arrangements and recognizes revenue when the agency sale is complete. Provision is made currently for estimated sales returns and allowances, which have historically been insignificant. The Company accrues for any warranty costs, and total costs for the year ended June 30, 2001 were approximately $11,000, and are included in cost of goods sold in the accompanying consolidated statements of operations. Warranty costs are provided for Luxtec's sales of manufactured product.

      RESEARCH AND DEVELOPMENT COSTS are incurred by Luxtec and are charged to operations as incurred. Total research and development costs for the year ended June 30, 2001 were approximately $76,000.

      INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under SFAS No. 109, income taxes are recognized for: (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

      STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

      FINANCIAL INSTRUMENTS - Pursuant to SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to estimate the fair value of all financial instruments included on its balance sheets at June 30, 2001 and 2000. The Company considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments.

      USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      COMPREHENSIVE INCOME - The Company has adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. There was no difference between net loss and comprehensive loss for any year presented.

      LOSS PER COMMON SHARE - SFAS No. 128, EARNINGS PER SHARE, requires the dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings (loss) per share calculations. Earnings (loss) per share amounts for the years ended June 30, 2001, 2000, and 1999 are calculated using only weighted-average outstanding shares of 4,249,494, 3,383,382, and 4,367,399, respectively. Options and warrants to purchase common stock totaling 4,409,289, 1,951,549, and 1,107,800 at June 30, 2001, 2000, and 1999, respectively, and shares to be issued upon conversion of preferred stock were not used for computing diluted earnings
(loss) per share because the result would be antidilutive. Put warrants totaling 282,022 for each of the years ended June 30, 2001, 2000, and 1999 were not used for computing diluted earnings (loss) per share because the result would be antidilutive.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the FASB issued SFAS No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company is required to implement SFAS No. 141 on July 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

      In June 2001, the FASB also issued SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, which is effective for the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the Company's financial position and results of operations.

      In March 2000, the FASB issued FASB Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, an interpretation of APB Opinion No. 25. FIN No. 44 clarifies the application of Opinion No. 25 for: (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. Implementation did not have a material impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. Implementation of SAB No. 101, which was delayed by the issuance of SAB No. 101A on March 27, 2000, and SAB No. 101B on June 26, 2000, was required by the fourth quarter of fiscal 2001. Implementation as of July 1, 2000 did not have a material impact on the Company's financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE AND HEDGING ACTIVITIES. SFAS No. 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS No. 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. Implementation did not have a material impact on the Company's financial position or results of operations.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

3.    ACQUISITIONS AND DISPOSALS

      LUXTEC ACQUISITION - As discussed in Note 1, on March 2, 2001, Luxtec completed a merger with PrimeSource Surgical for aggregate consideration of $4,791,180, which was paid in stock, at fair value and by assumption of liabilities. Liabilities assumed, net of assets acquired, and costs, totaled $3,931,462. Total goodwill arising from this transaction was $8,722,642, which is being amortized over 10 years. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Company's consolidated financial statements from the date of acquisition.

      In connection with the Merger, for each share of PrimeSource Surgical common stock, par value $0.001 per share, the PrimeSource Surgical stockholders received .744183 of a share of Luxtec common stock, par value $0.01 per share.

      For each share of PrimeSource Surgical Series A preferred stock, par value $0.001 per share, Series B-1 preferred stock, par value $0.001 per share, and Series B-2 preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received .02976732 of a share of Luxtec Series B Stock, par value $1.00 per share. Each share of Series B Stock was subsequently converted to 25 shares of PrimeSource common stock, as further discussed at Note 8.

      For each share of PrimeSource Surgical Series B-3 preferred stock, par value $0.001 per share, Series C convertible preferred stock, par value $0.001 per share, Series C-2 convertible preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received .02976732 of a share of Luxtec Series C Stock, par value $1.00 per share.

      For each share of PrimeSource Surgical Series C-3 exchangeable preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received .02976732 of a share of Luxtec Series D Stock, par value $1.00 per share.

      NEMS AND PEC ACQUISITIONS - As discussed in Note 1, effective December 29, 2000, the Company acquired NEMS and PEC for aggregate consideration of $1,310,000, of which $391,000 was paid in cash and by issuing 390,804 shares of the Company's common stock with an estimated fair value of $919,000. Total goodwill arising from this transaction was $1,384,792, which is being amortized over 20 years. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Company's consolidated financial statements from the date of acquisition.

      OTHER ACQUISITIONS AND DISPOSALS - Effective June 30, 2000, the Company sold an entity for $398,130, of which $198,130 was received in cash and the remainder was received as 119,069 shares of the Company's own stock with an estimated fair value of $1.68 per share. The Company recorded a loss of $731,947 as a result of this transaction.

      Effective April 1, 2000, the Company acquired an entity for $405,000, of which $305,000 was paid in cash and $100,000 was recorded as a payable based on the holdback provision of the agreement. Total goodwill arising from this transaction was $205,602 and is being amortized over 20 years. The acquisition was accounted for using the purchase method of accounting with the results of operations of the acquired entity being included in the Company's consolidated financial statements from the date of acquisition.

      Effective June 14, 1999, the Company acquired four entities from a single seller for a cash payment of $17,000,000, subject to adjustment based on final net asset valuations. During fiscal 2000, the Company received a $1,250,000 refund of the purchase price, which, net of incremental costs and adjustments to net assets acquired, resulted in a $153,830 reduction of goodwill. Total goodwill arising from this transaction was $13,178,836 and is being amortized over 20 years. The acquisition was accounted for using the purchase method of accounting with the results of operations of the acquired entities being included in the Company's consolidated financial statements from the date of the acquisition.

      Effective March 1, 1999, the Company acquired an entity for $196,400, of which $46,400 was paid in cash and $150,000 was paid by issuing 111,627 shares of the Company's common stock with an estimated fair value of $1.34 per share. Total goodwill arising from this transaction was $166,234 and is being amortized over 20 years. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Company's consolidated financial statements from the date of acquisition.

4.    INVENTORIES

      Inventories consist of the following at June 30:

                                                   2001               2000

Raw materials                                  $ 1,346,752
Work-in-process                                     62,884
Finished goods                                  10,071,006        $ 7,441,599
Reserve for obsolescence                        (1,659,410)        (1,173,351)
                                              ------------       ------------

Inventories - net                              $ 9,821,232        $ 6,268,248
                                              ============       ============


5.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following at June 30:


                                                      2001              2000

Office equipment                                   $ 510,883         $ 489,486
Furniture and fixtures                               575,915           408,326
Machinery and equipment                              563,710           196,898
Automobiles                                          151,843            30,216
Leasehold improvements                               407,487            75,913
                                                 ------------      ------------

Total                                              2,209,838         1,200,839
Less accumulated depreciation and amortization      (574,448)         (334,562)
                                                 ------------      ------------

Property, plant, and equipment - net             $ 1,635,390         $ 866,277
                                                 ============      ============


      Depreciation expense totaled $355,313,  $285,237 and $44,552 in 2001, 2000 and 1999, respectively. Property and equipment held under capital leases amounted to $191,107 and $93,427, less accumulated amortization of $9,817 and $24,376, at June 30, 2001 and 2000, respectively.

6.    LINES OF CREDIT

      PrimeSource Surgical has a line of credit with a bank (the "PrimeSource Surgical Line of Credit") in connection with the PrimeSource Surgical Credit Agreement, which allows for maximum borrowings up to the lesser of $12,000,000 or certain eligible accounts receivable and eligible inventories, as defined. As of June 30, 2001, total borrowing availability was approximately $7,370,000, of which $6,526,627 was outstanding. Amounts due under the PrimeSource Surgical Line of Credit bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 0.75 percent per annum. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375 percent. Borrowings are collateralized by substantially all assets of PrimeSource Surgical and are payable upon maturity in June 2003.

      The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of certain defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with the covenants at June 30, 2001; however, it received waivers as of June 30, 2001 and for all prior periods. Management is currently in negotiation with the lender and potential other lenders to modify or refinance the Company's credit facilities.

      On March 2, 2001, the Company entered into an amended and restated security and loan agreement for a $2,500,000 line of credit (the "Luxtec Line of Credit") with a bank in connection with the Luxtec Credit Agreement, which allows for maximum borrowings up to the lesser of $2,500,000 or a certain percentage of eligible accounts receivable and eligible inventories, as defined. There was approximately $1,225,000 of borrowing availability at June 30, 2001, of which $1,249,667 was outstanding. Borrowings in excess of borrowing availability at June 30, 2001 were repaid in July 2001. Borrowings bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 2.0 percent. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00 percent. Borrowings are collateralized by substantially all assets of the Company, excluding the assets of PrimeSource Surgical, and are payable upon maturity at March 1, 2005.

      The Luxtec Credit Agreement contains certain covenants that require the maintenance of certain defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was not in compliance with the loan covenants at June 30, 2001; however, it received waivers as of June 30, 2001 and for all prior periods. Subsequent to June 30, 2001, the Company negotiated and executed an amendment to revise certain financial covenants in the Luxtec Credit Agreement. The Company's management believes it will be able to meet the revised covenants for the fiscal year ending June 30, 2002.

7.    LONG-TERM DEBT

      Long-term debt at June 30 consists of the following:


                                                        2001            2000

Term loan payable to bank - PrimeSource Surgical     $ 2,904,709   $ 3,987,390
Term note payable to bank - Luxtec                       250,000
Equipment note - Luxtec                                   89,191
Other note payable                                       100,000
                                                     ------------

Total                                                  3,343,900      3,987,390
Less current portion                                  (3,259,885)    (1,150,003)
                                                     ------------  ------------

Total                                                   $ 84,015    $ 2,837,387
                                                       =========    ============

      PrimeSource Surgical has a term loan with a bank (the "PrimeSource Surgical Term Loan") with an original amount of $5,000,000. The borrowings are collateralized by substantially all of PrimeSource Surgical's assets and bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 0.75 percent per annum, and is due in June 2003. The PrimeSource Surgical Credit Agreement contains certain covenants, with which PrimeSource Surgical was not in compliance at June 30, 2001. The Company has received waivers as of June 30, 2001 and for all prior periods and is currently in negotiation with the lender and potential other lenders to modify or refinance the PrimeSource Surgical Credit Agreement. The Company anticipates that it will be out of compliance with certain existing covenants of the PrimeSource Surgical Credit Agreement at the next measurement date and have therefore presented the PrimeSource Surgical Term Loan totaling $2,904,709 as a current liability as of June 30, 2001.

      In connection with the credit facility from the current PrimeSource Surgical lender, PrimeSource Surgical issued detachable warrants to purchase 282,022 shares of the Company's common stock at $1.01 per share. The estimated fair value of the warrants, $143,000 (determined using the Black-Scholes option-pricing model using a zero-dividend yield, a volatility of 50 percent, an option life of five years, and an risk free rate of 5.5 percent), was allocated to the promissory note as a debt discount, which is being amortized using the effective interest method over the five-year term of the promissory note. Amortization of the debt discount totaled $28,500, $28,500, and $28,500 for the years ended June 30, 2001, 2000, and 1999, respectively.

      Additionally, the holder of the warrants has the right to require the Company to repurchase any unexercised warrants through February 2003 at the difference between the warrants' exercise price and the fair market price of the stock at the date of repurchase. The estimated fair value of the warrant put obligation was $95,000 and $267,000 as of June 30, 2001 and 2000, respectively. Changes in such fair value are included in other expense in the accompanying consolidated financial statements.

      On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note (the "Luxtec Term Note") in the amount of $300,000 with a bank. The Luxtec Term Note bears interest at the bank's prime rate (6.75% at June 30, 2001) plus 0.5 percent and is collateralized by substantially all assets of the Company, excluding the assets of PrimeSource Surgical. The Luxtec Term Note contains certain covenants with which the Company was not in compliance at June 30, 2001; however, the Company has received waivers as of June 30, 2001 and for all prior periods. Subsequent to June 30, 2001, the Company negotiated and executed an amendment to revise certain financial covenants in the Luxtec Term Note. At June 30, 2001, there was $250,000 outstanding under this agreement, which was due upon maturity on March 31, 2002.

      In addition, on March 2, 2001, in connection with the Luxtec Credit Agreement, the Company executed an amended and restated Equipment Note (the "Luxtec Equipment Note") in the amount of $131,000 with a bank. Borrowings bear interest at the bank's prime rate (6.75% at June 30, 2001) plus 1.0 percent and are collateralized by substantially all assets of the Company, excluding the assets of PrimeSource Surgical. The Luxtec Credit Agreement contains certain covenants with which the Company was not in compliance at June 30, 2001; however, the Company has received waivers as of June 30, 2001 and for all prior periods. Subsequent to June 30, 2001, the Company negotiated an amendment to revise certain financial covenants in the Luxtec Credit Agreement. At June 30, 2001, the Company had outstanding borrowings of $89,191 under the Luxtec Equipment Note, which are due and payable upon maturity on May 30, 2002.

      Other note payable consists of a $100,000 note payable for tenant improvements to Luxtec's leased premises, which bears interest at 9.5 percent and is due September 19, 2005. Payments are interest only for the first 12 months. Future minimum payments total $15,985 (2002), $23,157 (2003), $25,456
(2004), $27,982 (2005), and $7,420 (2006).

8.    CAPITAL STOCK

      SERIES B  CONVERTIBLE  PREFERRED  STOCK - Series B Stock was issued in the
Merger and was convertible into 25 shares of common stock automatically upon amendment of the Company's articles of organization to increase the authorized number of shares of common stock to 50,000,000. In June 2001, the Company's stockholders approved the amendment to increase the Company's authorized number of common shares to 50,000,000. As a result, the 46,889 shares of Series B Stock automatically converted into 1,172,214 shares of common stock.

      SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - Series C Stock issued in the Merger is convertible into approximately 28 shares of common stock at the option of the holder at any time, based upon the conversion ratio at June 30, 2001, as defined. Each share of Series C Stock has one vote for each share of common stock into which it would be convertible. In addition, Series C Stock ranks senior to Series B Stock and common stock and ranks junior to the Series D Stock. Series C Stock accrues dividends at 8 percent per annum of the original issue price of $42.76 per share. Series C Stock has a liquidation preference equal to the greater of (i) $50.50 per share plus an amount in cash equal to all accrued but unpaid dividends or (ii) the amount the holders would have received had the holders converted their shares of Series C Stock into common stock immediately prior to a liquidation event. The Series C Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $42.76 per share plus accrued but unpaid dividends. Due to the redemption feature, the Series C Stock has been excluded from stockholders' equity. The Series C Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Accrued dividends for the year ended June 30, 2001 totaled $387,850.

      SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - Series D Stock issued in the Merger is exchangeable for equity securities of the Company to be issued in the future and is convertible into 200 shares of common stock at the option of the holder. Each share of Series D Stock has one vote for each share of common stock into which it would be convertible. In addition, Series D Stock ranks senior to Series C Stock and common stock. Series D Stock accrues dividends at the rate of 10 percent per year of the stated liquidation value of $342.08 per share and has a liquidation preference equal to $342.08 per share plus an amount in cash equal to all accrued but unpaid dividends. The Series D Stock will be exchanged for equity securities of the Company issued in the future upon the earlier of a qualified equity financing, as defined, or January 23, 2002. Based on the exchange feature, and management's intent to exchange the Series D Stock for equity securities with a redemption feature, the Series D Stock has been excluded from stockholders' equity. Accrued dividends for the year ended June 30, 2001 totaled $157,540. Series D stockholders are entitled to receive warrants to purchase common stock dependent upon when and at what price the Company consummates a qualified equity financing, as defined. At June 30, 2001, the number of warrants was not determined, as no qualified equity financing had been completed.

      SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On June 29, 2001, the Company created a new stock class, Series E preferred stock (the "Series E Stock"), with 1,000,000 authorized shares and a par value of $10.00 per share. In July 2001, the Company issued 325,000 shares for gross proceeds of $3,250,000. Warrants to purchase five shares of common stock at $1.00 per share were issued with each share of Series E Stock. These warrants vested immediately and expire June 28, 2011. Series E Stock is convertible into 10 shares of common stock at the option of the holder at any time. Each share of Series E Stock has one vote for each share of common into which it would be convertible. In addition, Series E Stock ranks senior to all other stock of the Company. Series E Stock accrues dividends at the rate of 8 percent per year of the original issuance price of $10.00 per share and has a liquidation preference equal to $30.00 per share plus an amount equal to all accrued but unpaid dividends. The Series E Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $10.00 per share plus accrued but unpaid dividends. The Series E Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. The Series E Stock has detachable warrants and certain beneficial conversion features, which will be separately accounted for in the first quarter of 2002.

      REVERSE STOCK SPLIT - In connection with the Merger described in Note 1, the Company had a reverse stock split, resulting in the exchange of .744183 of a share of Luxtec common stock for each share of PrimeSource Surgical common stock. In addition, certain PrimeSource Surgical stock classes were exchanged for Luxtec stock classes, as discussed in Note 3. The effect of the reverse stock split and exchange of stock classes has been reflected retroactively for all periods presented.

9.    STOCK OPTIONS AND WARRANTS

      STOCK OPTIONS - In January 1997, PrimeSource Surgical adopted a stock option plan (the "1997 Plan") for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 8,000,000. Options have been granted with an exercise price not less than the estimated fair market value of the underlying common stock and vest 25 percent one year from the grant date and 75 percent ratably over the next 36 months. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

      In addition to the 1997 Plan, the Company has adopted several stock option plans sponsored by Luxtec. The 1992 stock plan (the "1992 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct stales of stock. Under the 1992 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The Board of Directors at its discretion may grant nonqualified options. The 1992 Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors, and have terms not to exceed 10 years. Under the 1992 Plan, 500,000 total shares are authorized for issuance.

      The 1993 plan, previously sponsored by Luxtec, is available to issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 5 percent of fair market value, as defined. No shares were subscribed to and issued under the 1993 Plan in the period from March 2, 2001 through June 30, 2001.

      The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee, and that they have terms not to exceed 10 years. At June 30, 2001, there were 88,000 shares available for future grant under the 1995 Director Plan.

      WARRANTS - During the years ended June 30, 1999 and 1998, the Company granted to two employees warrants to purchase 63,787 (at $1.18 per share) and 74,418 (at $1.01 per share) shares of the Company's common stock, respectively, which the Board of Directors deemed to be the fair value of the stock at the date of grant. The warrants vested immediately and expire in February 2003.

      In connection with a private placement of preferred stock, the Company issued warrants to purchase 2,646 shares of Series B Stock (convertible to 66,139 shares of common stock) at $0.01 per share of common stock acquired. In December 1998, the warrants were exercised.

      Additionally, as discussed in Note 7, the Company issued detachable warrants to purchase 282,022 shares of the Company's common stock at $1.01 per share. The warrants vested immediately and expire in 2003.

      Related to a private placement of its preferred stock, in September 2000, the Company granted warrants to purchase 157,861 shares of the Company's common stock at $1.68 per share. The warrants vested immediately and expire in September 2011.

      Prior to the merger with PrimeSource Surgical, Luxtec issued warrants to certain lenders and other purchasers of Luxtec's stock. Total warrants issued entitled the holders to purchase 438,171 shares of the Company's common stock, at exercise prices of $3.00 to $6.00 per share. The warrants expire December 31, 2001.

      Changes in shares under options and warrants, in common stock equivalents, for the years ended June 30 are as follows:

                                                             Options                       Warrants
                                                  ---------------------------   ---------------------------

                                                                   Weighted                       Weighted
                                                                    Average                        Average
                                                     Shares        Exercise        Shares         Exercise
                                                   Outstanding      Price        Outstanding       Price

Balance, July 1, 1998                                640,007       $ 0.73           356,441       $ 1.01

  Grants                                             147,100         1.05           129,925         1.18
  Canceled                                           (99,534)        1.30
  Exercised                                                                         (66,139)
                                                  ----------                     ----------

Balance, June 30, 1999                               687,573         0.78           420,227         1.03

  Grants                                           1,212,981         1.76
  Canceled                                          (134,697)        1.56
  Exercised                                         (234,535)
                                                  ----------                     ----------

Balance, June 30, 2000                             1,531,322         1.63           420,227         1.03

  Grants                                           1,903,210         1.58           157,861         1.68
  Options assumed in acquisition                     454,500         3.03           438,171         5.70
  Canceled                                          (496,002)
                                                  ----------                     ----------

Balance, June 30, 2001                             3,393,030        $ 1.81        1,016,259        $ 3.15
                                                  ==========                     ==========

Vested and exercisable, June 30, 2001              1,182,204                      1,016,259
                                                  ==========                     ==========

Vested and exercisable, June 30, 2000                477,611                        420,227
                                                  ==========                     ==========

Vested and exercisable, June 30, 1999                139,601                        420,227
                                                  ==========                     ==========

      The weighted-average fair value of option and warrant grants in fiscal 2001, 2000, and 1999 was $972,000, $1,020,000, and $68,000, respectively.

     Outstanding stock options and warrants at June 30, 2001 consist of the following:


                                          Options                                     Warrants
                          -------------------------------------------   -------------------------------------------
                                               Weighted                                    Weighted
                                               Average      Weighted                       Average     Weighted
                                              Remaining     Average                       Remaining    Average
    Range of                                 Contractual    Exercise                     Contractual   Exercise
  Exercise Prices             Shares         Life (Years)    Price          Shares       Life (Years)   Price

  $1.00 - $1.35                785,475           6.48       $ 1.04          420,227          1.75      $ 1.03
  $1.68 - $2.50              2,361,055           6.85       $ 1.83          157,861          5.05      $ 1.68
  $2.63 - $6.00                246,500           4.86       $ 4.02          438,171          0.34      $ 5.70
                            ----------                                   ----------

                             3,393,030           6.62       $ 1.81        1,016,259          2.31      $ 3.15
                            ==========                                   ==========

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. Accordingly, no compensation expense has been recognized for employee stock option and warrant grants. Had compensation expense for the employee stock option and warrant grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss for the years ended June 30, 2001, 2000, and 1999 would have been increased to the pro forma amounts indicated below:


                                                                   2001               2000               1999

Net loss:
  As reported                                                 $ (4,352,883)       $ (1,383,654)      $ (744,384)
  Pro forma                                                     (4,964,219)         (1,523,459)        (829,056)
  Pro forma loss per share - basic and diluted                     $ (1.17)            $ (0.45)         $ (0.19)

      The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model, with the following weighted-average assumptions:

                                                                  2001                2000               1999

Risk-free interest rate                                          5.28%                  6%                 6%
Expected dividend yield                                             0%                  0%                 0%
Expected lives                                                 7 years            10 years           10 years
Expected volatility                                                50%                 50%                50%

10.   401(k) RETIREMENT PLAN

      Luxtec and PrimeSource Surgical separately maintain qualified 401(k) retirement plans. The plans cover substantially all employees who have over six months of service and have attained ages 18 and 21 for the Luxtec and PrimeSource Surgical plans, respectively. The 401(k) plans provide for a contribution by the Company each year, at the Company's discretion. The Company match totaled $148,959, $129,400, and $22,860 for the years ended June 30, 2001, 2000, and 1999, respectively.

11.   INCOME TAXES

      The provision for income taxes for the years ended June 30 is based on the following components:


                                                               2001              2000            1999

Current income taxes -
  State                                                  $    213,200       $   41,000       $       -
                                                         ------------       ------------     ------------

Deferred income taxes:
  Federal                                                  (1,269,400)        (248,400)        (169,400)
  State                                                      (217,900)         (49,200)         (30,900)
                                                         ------------       ------------     ------------

Total deferred                                             (1,487,300)        (297,600)        (200,300)
                                                         ------------       ------------     ------------

Change in valuation allowance                               1,487,300          297,600          200,300
                                                         ------------       ------------     ------------

Total                                                    $    213,200       $   41,000       $       -
                                                         ============       ============     ============

      A reconciliation of the provision for income taxes to the amount of income tax expense that would result from applying the federal statutory rate (35%) to loss before income tax provision is as follows:

                                                               2001              2000            1999

Income tax benefit at statutory rate                     $ (1,459,100)      $ (469,900)      $ (252,900)
Nondeductible warrant (income) expense                        (60,200)          43,400
State tax expense, net of federal benefit                      (3,100)          26,600          (20,100)
Meals and entertainment                                        22,800           29,600            5,700
Nondeductible goodwill                                        225,500           79,000           67,000
Change in valuation allowance                               1,487,300          297,600          200,300
Other                                                                           34,700
                                                         ------------       ------------     ------------

Total                                                    $    213,200       $   41,000       $       -
                                                         ============       ============     ============


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

                                                        2001              2000
Current:
  Accrued vacation                              $     51,400       $    25,900
  Inventory valuation adjustment                     858,500           736,400
  Bad debt reserve                                   256,300           175,100
  State taxes                                        (89,600)          (51,000)
  Accrued distributor costs                          410,000
  Other                                              165,600            83,400
                                                --------------     -------------

  Total current                                    1,652,200           969,800
                                                --------------     -------------

Long-term:
  Depreciation and amortization                      (24,700)           (2,900)
  State taxes                                       (235,100)          (51,400)
  Credit carryforward                                301,900
  Capital loss carryforward                          300,100           300,100
  Net operating loss carryforward                  5,066,000           660,700
                                                --------------     -------------

  Total long-term                                  5,390,200           906,500
                                                --------------     -------------

Total                                              7,042,400         1,876,300
Valuation allowance                             $ (7,042,400)      $(1,876,300)
                                                --------------     -------------

Total                                                     -                -
                                                ==============     =============

      At June 30, 2001, the Company has federal and state net operating loss carryforwards of approximately $12,843,200 and $9,512,800, respectively. The Company's federal and state net operating losses will begin to expire in the tax years ending June 30, 2017 and 2002, respectively. The Company has federal and state credit carryforwards of approximately $189,800 and $112,100, respectively. The Company's federal and state credits will both begin to expire in the tax year ended June 30, 2001. The Company also has a federal capital loss carryforward of approximately $732,000. The Company's federal capital loss carryforward will begin to expire in the tax year ending June 30, 2005.

      A full valuation allowance has been provided against the Company's deferred tax assets as of June 30, 2001 and 2000, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Any future reduction of the valuation allowance established at the dates of the acquisitions (Note 3) will reduce the goodwill related to such acquisition.

12.   COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2001, 2000, and 1999 was $584,944, $475,037, and
$100,940, respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows:

                                                             Capital               Operating
                                                              leases                 leases

     2002                                                  $  54,526            $   631,243
     2003                                                     51,965                532,099
     2004                                                     27,158                477,077
     2005                                                      2,102                384,591
     2006                                                                            87,928
                                                           ----------           -------------

Total minimum lease payments                                 135,751            $ 2,112,938
                                                           ----------           =============
Amount representing interest                                 (18,183)
                                                           ----------

Present value of future minimum lease payments               117,568
Less current portion of capital lease obligations            (45,229)
                                                          -----------
Capital lease obligations - net of current portion            72,339
                                                          ===========

      EXECUTIVE COMPENSATION - In May 2001, the Company entered into an employment agreement with its President and Chief Executive Officer. The employment agreement commits the Company to a minimum compensation, severance amounts, and future equity-based incentives. Two other executive officers have employment agreements that provide for compensation and severance amounts.

      LITIGATION - The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's consolidated financial statements.

13.   BUSINESS SEGMENTS

      The Company is organized into three operating segments based on operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services - Surgical, and Specialty Distribution Services - Critical Care. A description of each segment and principal products and operations are as follows:

               SPECIALTY MEDICAL PRODUCTS MANUFACTURING - This segment includes the Luxtec division acquired in March 2001, which designs and manufactures fiber optic headlight and video camera systems, light
         sources,  cables,   retractors,  and  custom-made  and  other  surgical
         equipment for the medical and dental industries. There were no operations for this segment in either 2000 or 1999.

               SPECIALTY DISTRIBUTION SERVICES - PRIMESOURCE SURGICAL - The surgical segment is a national sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers nationwide. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

               SPECIALTY DISTRIBUTION SERVICES - PRIMESOURCE CRITICAL CARE - The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States and includes the Bimeco, Inc., NEMS, and PEC operations. Within this segment, the primary specialties include maternal and childcare and neonatal intensive care.

               Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $5,838,381, $2,011,185, and $372,192 for 2001, 2000, and
         1999, respectively.

               Operating  income for each segment  consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment's selling general and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

               The total assets of each segment consist primarily of net property, plant, and equipment, inventories, accounts receivable, and other assets directly associated with the segments operations. Included in the total assets of the corporate staff operations are property, plant, and equipment and other assets.

               Following the Merger, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution
         - Surgical segment. Total sales between these segments totaled approximately $1,480,000 for the year ended June 30, 2001.

               Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.

                                                                       2001
                               -------------------------------------------------------------------------------
                                Distribution -     Distribution -
                                 PrimeSource       PrimeSource                     Corporate/
                                  Surgical         Critical Care   Manufacturing      Other        Total
Net sales                         $33,698,000       $ 14,453,934   $ 2,879,676                    $ 51,031,610
                                  ===========       =============  ============                   =============

Net (loss)
  income                          $(1,339,461)      $    977,917   $ 1,817,761    $(5,838,381)    $ (4,382,164)
                                  ===========       =============  ============   =============   =============

Total assets                      $32,846,222       $  8,017,389   $ 4,113,415    $   472,928     $ 45,449,954
                                  ===========       =============  ============   =============   =============

Depreciation and
  amortization                    $ 1,061,475       $     79,961   $   324,743    $   138,652     $  1,604,831
                                  ===========       =============  ============   =============   =============

Interest expense                  $   527,003       $    325,425   $    68,434                    $    920,862
                                  ===========       =============  ============                   =============

         PrimeSource Surgical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company's external sales, based upon the customer's country of origin by geographic area for the year ended June 30, 2001, totaled $50,401,000 and $631,000 for sales in the United States and other foreign companies, respectively. There were no significant sales to foreign companies in the years ended June 30, 2000 or 1999.

                                                               2000
                               ------------------------------------------------------------------
                                Distribution -     Distribution -
                                 PrimeSource       PrimeSource      Corporate/
                                  Surgical         Critical Care      Other        Total
Net sales                         $43,096,162       $ 11,314,893                  $  54,411,055
                                  ===========       =============                 =============

Net (loss) income                 $ (800,210)       $ 1,427,741    $ (2,011,185)  $  (1,383,654)
                                  ===========       =============  ============   =============

Total assets                      $26,840,890       $ 3,908,566    $    547,773   $  31,297,229
                                  ===========       =============  ============   =============

Depreciation and
  amortization                    $   959,252       $    96,254    $    142,619   $  1,198,125
                                  ===========       =============  ============   =============

Interest expense                  $   901,963       $   202,152                   $  1,104,115
                                  ===========       =============                 =============

14.   RESTRUCTURING

      In fiscal year 2000, PrimeSource Surgical approved plans for a major restructuring of its operations, with the goal of centralizing distribution facilities, eliminating unprofitable divisions, and reducing costs. The aggregate costs of the restructuring included a loss of $732,000 from the sale of a division, facility closure and lease termination costs of $24,000, employee severance and related costs of $258,000, and professional service fees directly related to the above of $17,000. As of June 30, 2000, remaining accrued restructuring costs amounted to approximately $65,000. The restructuring was substantially completed in the first quarter of fiscal 2001.

15.   SUBSEQUENT EVENTS

      In October 2001 we engaged a restructuring agent to evaluate our operations for possible reorganization. We have not determined the impact, if any, of any possible reorganization on our financial statements.

                                     ******

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Directors of the Company

                               Board of Directors

Name                      Age   Director Since                   Position                    Term Ends
----                      ---   --------------                   --------                    ---------

Larry H. Coleman, Ph.D    58         2001       Director                                        2004
William H. Lomicka        64         2001       Director                                        2004
Nicholas C. Memmo         39         2001       Director                                        2004
Michael K. Bayley         41         2001       Director, Executive Vice President, Chief       2002
                                                Financial Officer
James J. Goodman          42         1996       Director                                        2002
John F. Rooney            38         2001       Chairman of the Board, Executive Vice           2002
                                                President, Corporate Development
James Berardo             41         1995       Director                                        2003
James L. Hersma           53         2001       Director, Chief Executive Officer and           2003
                                                President
James W. Hobbs            52         1993       Director                                        2003


                        CLASS I DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2004 ANNUAL MEETING

LARRY H. COLEMAN, PH.D., DIRECTOR-- Dr. Coleman was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Dr. Coleman is the founder and Managing General Partner of Coleman Swenson Booth Inc., a private venture capital fund established in 1986. Dr. Coleman began his venture capital career in 1983 as President of HCA Capital, a wholly-owned subsidiary of Columbia/HCA Healthcare Corporation. Dr. Coleman has served as a director on the boards of over 20 companies and is currently a board member of MediSphere Health Partners, Inc., LifeMetrix, Inc., ClearTrack Information Network, Inc., and Active Services Corporation. Dr. Coleman graduated from the University of North Carolina with an A.B. and earned his Ph.D. from the University of South Dakota.

WILLIAM H. LOMICKA, DIRECTOR-- Mr. Lomicka was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Lomicka is the Chairman of Coulter Ridge Capital, a private investment firm. From 1989 to 1998, Mr. Lomicka was President of Mayfair Capital, a private investment firm. Mr. Lomicka, formerly the Senior V.P. Finance of Humana, Inc., presently serves on the boards of numerous companies, both public and private. Representative companies include: Pomeroy Computer Resources, Spectracare, Medventure Technologies, Broadband Laboratories and Franklin Health. Mr. Lomicka graduated from the College of Wooster in Wooster, Ohio, and earned his M.B.A. from the Wharton Graduate School of the University of Pennsylvania.

NICHOLAS C. MEMMO, DIRECTOR-- Mr. Memmo was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Memmo is a Partner with Kline Hawkes & Co., a venture capital firm with interests in information technology, telecommunications and services. Previously, Mr. Memmo was a founding executive and member of the Board of Directors of U.S. Filter Corporation, a Fortune 300 company and the leading global provider of water and wastewater treatment systems, products and services. Mr. Memmo received his B.S. degree in chemical engineering from Drexel University and his M.B.A. from the Anderson School at U.C.L.A.

                        CLASS II DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2002 ANNUAL MEETING

MICHAEL K. BAYLEY, EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER, CLERK AND DIRECTOR -- Mr. Bayley was appointed as our Chief Financial Officer, Clerk and a Director on March 2, 2001, pursuant to our merger with PrimeSource Surgical. From June 1996 until our merger with PrimeSource Surgical, Mr. Bayley was Chief Financial Officer of PrimeSource Surgical, a leading distributor and manufacturer of specialty surgical and critical care products in the United States. Prior to co-founding PrimeSource Surgical in June 1996, Mr. Bayley was a Vice President with Chase Manhattan Bank in New York City. Mr. Bayley helped establish Chase's Health Care Services Finance Division and spent a number of years in Chase's Merchant Banking and Private Equity Group where he helped manage a number of the bank's portfolio companies. He has served as a board participant or board member of a number of companies. He graduated with honors from the University of Arizona with a bachelor's degree in geological engineering, and he earned his M.B.A. from the Fuqua School of Business at Duke University.

JAMES J. GOODMAN, DIRECTOR-- Mr. Goodman has been on our Board of Directors since 1996. Mr. Goodman is President of Gemini Investors LLC, a private firm based in Wellesley, MA that invests in emerging growth companies across a wide range of industries. Gemini (and its predecessor) has raised three private equity funds and invested in more than 35 companies over the last six years. Prior to founding Gemini, Mr. Goodman was Vice President at Berkshire Partners, a leading private equity firm, from 1989 to 1993. Mr. Goodman currently serves on the board of directors of nine other companies in addition to our board of directors. He received his A.B., J.D. and M.B.A. degrees from Harvard University.

JOHN F. ROONEY, CHAIRMAN OF THE BOARD, EXECUTIVE VICE PRESIDENT, CORPORATE DEVELOPMENT -- Mr. Rooney was appointed to our board of directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. From June 1996 until our merger with PrimeSource Surgical, Mr. Rooney was President and Chief Executive Officer of PrimeSource Surgical, a leading distributor and manufacturer of specialty surgical and critical care products in the United States. Prior to co-founding PrimeSource Surgical in June 1996, Mr. Rooney served as a sales and marketing executive at Birtcher Medical Systems, Inc., a Nasdaq listed company specializing in the manufacturing and marketing of electrosurgery products. Mr. Rooney also served as an executive at Computer Motion, Inc., a leader in medical robotic devices. Mr. Rooney graduated with honors from the University of Montana in Business Administration.

                       CLASS III DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2003 ANNUAL MEETING

JAMES BERARDO, DIRECTOR-- Mr. Berardo has been on our Board of Directors since 1995. Mr. Berardo currently serves as President of Darlco, Inc., a real estate development and investment management company. Mr. Berardo joined Darlco in 1986, serving in various financial capacities prior to assuming his current position in March, 1995.

JAMES L. HERSMA, PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR -- Mr. Hersma was appointed as our President and Chief Executive Officer and a Director on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Hersma served as executive vice president and director of Medibuy.com, a leading healthcare e-commerce firm, from February, 1999 to May, 2000. Prior to Medibuy, Mr. Hersma served as CEO of Novation, the largest group purchasing organization in the United States with over $14 billion in annual purchases from January, 1998 to February, 1999. He also served as president and COO of CIS Technologies, a Nasdaq-listed healthcare information systems company, from November, 1993 to May, 1996, and spent 17 years at Baxter and American Hospital Supply in various sales, marketing and executive management roles. Mr. Hersma is a graduate of Northern Illinois University and serves on the board of its Business School.

JAMES W. HOBBS, DIRECTOR-- Mr. Hobbs has been on our Board of Directors since 1993. From March, 1993, to March 1, 2001, Mr. Hobbs served as our President and Chief Executive Officer. Prior to that, Mr. Hobbs was the Chief Executive Officer of Graylyn Associates from 1992 to 1993, where he currently serves as Chairman. Graylyn is an investment firm founded by Mr. Hobbs to invest in early stage medical technology. Prior to Graylyn, Mr. Hobbs served as the President and Chief Executive Officer of Genica Pharmaceutical Inc. from 1989 to 1992. Acquired by Elan Corporation, Genica Pharmaceutical Inc. was a corporation engaged in providing new diagnostic assays and conducting therapeutic research for neurological disorders. Mr. Hobbs was with Johnson and Johnson as the Vice President and General Manager of Johnson and Johnson Professional Diagnostics from 1985 to 1989. Mr. Hobbs received his B.S. degree from Wake Forest University and earned his M.B.A. from the University of North Carolina.

    (b) Executive Officers of the Company

        Reference is made to "Executive Officers of the Registrant" in Part I.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, some of our officers and persons holding more than ten percent of our Common Stock are required to report their ownership of our Common Stock and any changes in such ownership to the Securities and Exchange Commission and us. To our knowledge, based solely on a review of copies of those reports furnished to us, all Section 16(a) filing requirements applicable to these persons were complied with during our fiscal year ended June 30, 2001, other than as follows: our Chief Executive Officer filed a Statement of Changes in Beneficial Ownership on July 31, 2001, relating to acquisitions of our Common Stock on December 4, 2000 and May 4, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth, for the period from November 2000 to June 30, 2001, and the fiscal year ended October 31, 2000 and October 31, 1999, the compensation of our Chief Executive Officer, and the other executive officers of the Company as of June 30, 2001, or, collectively, the "Named Executive Officers":

                           SUMMARY COMPENSATION TABLE
                                                                                                                      Long Term
                                                                         Annual Compensation                         Compensation
                                                                         -------------------                            Awards
                                                                                                                        ------
                                                                                                                      Securities
                                                                                                                      Underlying
                                           Fiscal                                   Other Annual                     Options (#) /
                                            Year                                     Compensation                  Restricted Stock
Name and Principal Position               Ended(2)      Salary($)      Bonus($)         ($)(1)       Severance         Awards ($)
---------------------------            -------------   -----------     --------     -------------    ---------     -----------------
James L. Hersma(3)                     June 30, 2001     $159,359          0            $8,868                     1,166,274/59,535
President, Chief Executive Officer     Oct. 31, 2000       N/A            N/A             N/A                             N/A
and Director                           Oct. 31, 1999       N/A            N/A             N/A                             N/A

James W. Hobbs(4)                      June 30, 2001     127,144           0             3,250        54,490               0
Former President and Chief Executive   Oct. 31, 2000     183,374           0             7,800                             0
Officer, current Director              Oct. 31, 1999     178,148        18,000           7,800                             0

John F. Rooney(5)                      June 30, 2001     134,500        105,809          3,600                             0
Executive Vice President, Corporate    Oct. 31, 2000       N/A            N/A             N/A                             N/A
Development                            Oct. 31, 1999       N/A            N/A             N/A                             N/A
and Chairman

Michael K. Bayley(6)                   June 30, 2001     134,500        105,809          3,600                             0
Executive Vice President, Chief        Oct. 31, 2000       N/A            N/A             N/A                             N/A
Financial Officer and Director         Oct. 31, 1999       N/A            N/A             N/A                             N/A

Samuel M. Stein                        June 30, 2001      81,834           0             5,200                          125,000
General Manager, Luxtec Illumination   Oct. 31, 2000     106,110           0             7,800                             0
Division                               Oct. 31, 1999      99,680        18,000           7,800                             0

Shaun D. McMeans                       June 30, 2001      77,500           0               0                             50,000
Vice President of Operations           Oct. 31, 2000       N/A            N/A             N/A                             N/A
                                       Oct. 31, 1999       N/A            N/A             N/A                             N/A

---------
(1) Automobile allowance for all listed employees. For Mr. Hersma also includes a monthly living allowance pursuant to Mr. Hersma's Employment Agreement.
(2) Effective March 2, 2001, we changed our fiscal year end to June 30 from October 31. Accordingly, our last three fiscal year ends are June 30, 2001, October 31, 2000 and October 31, 1999.
(3) We hired and appointed Mr. Hersma as our President and Chief Executive Officer on March 2, 2001.
(4) Mr. Hobbs served as our President and Chief Executive Officer from March, 1993, to March 1, 2001.
(5) We hired and appointed Mr. Rooney as our Executive Vice President, Corporate Development on March 2, 2001.
(6) We hired and appointed Mr. Bayley as our Executive Vice President, Chief Financial Officer on March 2, 2001.

         The following table sets forth the stock options that were granted to the Named Executive Officers during the our fiscal year ended June 30, 2001:

                OPTION GRANTS IN FISCAL YEAR ENDED JUNE 30, 2001

                                                                                     GRANT DATE
                                                INDIVIDUAL GRANTS                      VALUE
                           -----------------------------------------------------------------------
                            NUMBER OF    % OF TOTAL   EXERCISE
                           SECURITIES      OPTIONS     OR BASE
                           UNDERLYING    GRANTED TO PRICE / FAIR
                             OPTIONS      EMPLOYEES MARKET VALUE                       GRANT DATE
                             GRANTED      IN FISCAL ON GRANT DATE     EXPIRATION      PRESENT VALUE
     NAME                      (#)          YEAR       ($/SH)              DATE             $
     ----                  ----------    -------     ------------  ----------------   ------------
     James L. Hersma       1,166,274     63.35%          (1)       December 4, 2010    $1,141,800
                                                                                           (2)
                           59,535(3)      3.23%     $.01 / $1.25      May 4, 2011      $99,605(4)
     Samuel M. Stein        125,000       6.80%         $1.00         May 2, 2011      $72,843(5)
     Shaun D. McMeans       50,000        2.72%         $1.00         May 1, 2011      $29,137(5)

----------
(1) The exercise price per share per share is equal to the lesser of $1.68 or the fair market value on the date of grant as determined by our board of directors. The exercise price may be repriced to a lower amount if the price of our Common Stock on the earlier of January 23, 2002 or the date of a "qualified equity financing" as defined in the Company's Series D Preferred Stock Agreement, is lower than $1.68 per share.
(2) The grant date present value has been calculated using the Black-Scholes stock option valuation methodology. The applied model used a grant date of December 4, 2000 and an option price of $1.68 per share. It also assumed a risk-free rate of return of 5.28%, a dividend yield of 0% and a stock price volatility of 50% and an expected life of seven years. The options have an exercise period of ten years from the date of grant.
(3) Effective December 4, 2001, Mr. Hersma was entitled to a grant of 59,535 shares of our Common Stock, with a purchase price per share of $.01. The stock is subject to repurchase by us, with our repurchase right lapsing as to 50% of the initial grant on the anniversary of the date of grant, and as to the remaining 50% on the second anniversary of the date of grant. If, upon the earlier of January 23, 2002 or the date of a "qualified equity financing," the price of the our Common Stock is lower than $1.25 per share, Mr. Hersma is entitled to purchase, at the same terms of his initial grant, additional shares of our Common Stock such that the total value of stock purchasable by Mr. Hersma is equal to $74,419.
(4) The grant date present value has been calculated using the Black-Scholes stock option valuation methodology. The applied model used a grant date of May 4, 2001 and an option price of $1.25 per share. It also assumed a risk-free rate of return of 5.28%, a dividend yield of 0% and a stock price volatility of 50%. The options have an exercise period of ten years from the date of grant.
(5) The grant date present value has been calculated using the Black-Scholes stock option valuation methodology. The applied model used a grant date of May 1, 2001 (McMeans) and May 2, 2001 (Stein) and an option price of $1.00 per share. It also assumed a risk-free rate of return of 5.28%, a dividend yield of 0% and a stock price volatility of 50%. The options have an exercise period of ten years from the date of grant.

         The following table sets forth information with respect to options to purchase our Common Stock granted to the Named Executive Officers:

                                                             NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                           SHARES                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                         ACQUIRED ON                        OPTIONS AT YEAR-END(#)        AT YEAR-END($)(1)
                        EXERCISE (#)   VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
                        ------------   -----------------   -------------------------  -------------------------
NAME
James L. Hersma               0                $0              437,364 / 728,910             $73,823 / 0
James W. Hobbs                0                0                60,300 / 63,700                 0 / 0
John F. Rooney                0                0               111,626 / 186,048                0 / 0
Michael K. Bayley             0                0               111,626 / 186,048                0 / 0
Samuel M. Stein               0                0                25,000 / 100,000                0 / 0
Shaun D. McMeans              0                0                 9,302 / 27,907                 0 / 0

(1) Value is based on an estimated fair market value of our Common Stock on June 30, 2001 of $1.00 minus the exercise price under such options.

                     COMPENSATION OF NON-EMPLOYEE DIRECTORS

     We pay our non-employee directors $500 for attendance at each meeting of the board of directors, $250 for each meeting of a committee thereof ($150 for each meeting of a committee if such meeting is concurrent with a meeting of the board of directors) and $100 for each meeting held by telephone conference. We also pay expenses for attendance at meetings of the board of directors and committees thereof. In addition, non-employee directors are compensated with options to purchase shares of our Common Stock, in accordance with the 1995 Stock Option Plan for Non-Employee Directors, or the "Directors Plan." Under the terms of the Directors Plan, we grant our non-employee directors non-qualified stock options to purchase a total of 12,000 shares of Common Stock upon their election or appointment to the board of directors, with 4,000 options vesting on the date of grant, and 4,000 shares vesting annually thereafter provided the individual continues to serve on the board of directors. The options granted pursuant to the 1995 Director Plan have an exercise price equal to one-hundred percent of the fair market value per share of our Common Stock on the date the option is granted.

                              EMPLOYMENT CONTRACTS

HERSMA EMPLOYMENT AGREEMENT

     On May 4, 2001, we entered into an employment agreement with James L. Hersma, our President, Chief Executive Officer, and Director, or the "Hersma Agreement." The initial term of the Hersma Agreement will expire on December 3, 2001, but will be extended automatically for successive one-year terms unless we notify Mr. Hersma that we will not renew the Hersma Agreement.

     Mr. Hersma is entitled to a base salary of $275,000 per year for the first year of his employment and a base salary of $325,000 his second year, should we choose to extend the Hersma Agreement. Mr. Hersma's base salary beyond the second year shall be determined by the Board of Directors, but will not be less than $325,000 per year. Mr. Hersma is also entitled to receive an annual bonus of up to 55% of his base salary.

     The Hersma Agreement entitles Mr. Hersma to receive an option to purchase 1,166,274 shares of our Common Stock for an exercise price per share of the lesser of $1.25 per share or the fair market value on the date of grant as determined by our board of directors. The exercise price may be repriced to a lower amount if the price of our Common Stock on the earlier of January 23, 2002 or the date of a "qualified equity financing" is lower than $1.25 per share. Twenty-five percent (25%) of Mr. Hersma's stock options are vested upon the date of grant, and the remaining 75% of his stock options vest in 36 equal monthly installments beginning with the completion of Mr. Hersma's first full month of employment after December 4, 2001. If Mr. Hersma is terminated by us other than for death, disability or cause, stock options that would have vested within the 365 days following his termination shall become vested. Additionally, upon a change in control of us (as defined in the Hersma Agreement), all unvested stock options will become vested.

     The Hersma Agreement also entitles Mr. Hersma to a grant of 59,535 shares of our Common Stock. Mr. Hersma must pay par value ($0.01 per share, or $595.35) for this stock. The stock is subject to repurchase by us, with our repurchase right lapsing as to 50% of the initial grant on the anniversary of the date of grant, and as to the remaining 50% on the second anniversary of the date of grant. If Mr. Hersma is terminated by us other than for death, disability or cause, our repurchase right shall lapse with respect to shares of stock that we would have otherwise been entitled to repurchase within the 365 days following his termination. Additionally, upon a change in control of us (as defined in the Hersma Agreement), our repurchase right as to all shares of stock shall lapse. If, upon the earlier of January 23, 2002 or the date of a "qualified equity financing," the price of our Common Stock is lower than $1.25 per share, Mr. Hersma shall be entitled to purchase, at the same terms as his initial grant, additional shares of our Common Stock such that the total value of stock purchasable by Mr. Hersma is equal to $74,419.

     If we terminate Mr. Hersma for any reason other than for cause (as defined in the Hersma Agreement), or we do not renew the Hersma Agreement, Mr. Hersma is entitled to continuation of base salary and medical benefits for 18 months. If such termination or non-renewal is made within 18 months following a change in control (as defined in the Hersma Agreement), Mr. Hersma is entitled to a lump sum payment equal to 2.99 times his base salary in lieu of the 18 months of salary continuation.

     If Mr. Hersma's employment with us terminates for any reason, Mr. Hersma may not compete with us or solicit our employees for a period of one (1) year from his date of termination or during any period he is receiving severance payments from us.

BAYLEY EMPLOYMENT AGREEMENT

     Michael K. Bayley, our Executive Vice President, Chief Financial Officer, Clerk and Director, entered into a three-year employment agreement with PrimeSource Surgical, dated as of July 1, 1999, or the "Bayley Agreement." The Bayley Agreement was assumed by us in connection with our acquisition of PrimeSource Surgical. Under the Bayley Agreement, Mr. Bayley is entitled to receive an annual base salary of $225,000 for the 2001 calendar year. This amount may be increased by our board of directors beginning on January 1, 2002. Mr. Bayley is entitled to an annual bonus in an amount determined by our board of director's Compensation Committee and upon our achievement of specified management objectives.

     Mr. Bayley is entitled to severance benefits if he terminates his employment with us due to our breach of a material term in the Bayley Agreement, if we terminate him without cause (as defined in the Bayley Agreement) or upon expiration of the term of the Bayley Agreement. Under these circumstances, Mr. Bayley would be entitled to continued payment of his base salary and employee benefits (including health insurance) for one year from the date of his termination of employment. If Mr. Bayley obtains other employment while receiving severance benefits, unless his termination was in connection with a change in control (as defined in the Bayley Agreement), Mr. Bayley's severance benefits will terminate on the later of (1) the date six months following his date of termination with us or (2) the date he obtains employment at a salary level greater than or equal to his salary with us. Mr. Bayley will not be entitled to any severance benefits, however, if, in connection with a change in control, he is terminated following an offer to continue employment with the surviving company at the same location, in the same position and with the same salary as provided in the Bayley Agreement.

     If Mr. Bayley's employment with us terminates in such a manner that he is not entitled to severance benefits, Mr. Bayley may not compete with us or solicit our employees for a period of two (2) years from his date of termination.

ROONEY EMPLOYMENT AGREEMENT

     John F. Rooney, our Executive Vice President, Corporate Development and Chairman of the Board, entered into a three-year employment agreement with PrimeSource Surgical, dated as of July 1, 1999, or the "Rooney Agreement." The Rooney Agreement was assumed by us in connection with our acquisition of PrimeSource Surgical. Under the Rooney Agreement, Mr. Rooney is entitled to receive an annual base salary of $225,000 for the 2001 calendar year. This amount may be increased by the Board of Directors beginning on January 1, 2002. Mr. Rooney is entitled to an annual bonus in an amount determined by our board of director's Compensation Committee and upon our achievement of specified management objectives.

     Mr. Rooney is entitled to severance benefits if he terminates his employment with us due to our breach of a material term in the Rooney Agreement, if we terminate him without cause (as defined in the Rooney Agreement) or upon expiration of the term of the Rooney Agreement. Under these circumstances, Mr. Rooney would be entitled to continued payment of his base salary and employee benefits (including health insurance) for one year from the date of his termination of employment. If Mr. Rooney obtains other employment while receiving severance benefits, unless his termination was in connection with a change in control (as defined in the Rooney Agreement), Mr. Rooney's severance benefits will terminate on the later of (1) the date six months following his date of termination with us or (2) the date he obtains employment at a salary level greater than or equal to his salary with us. Mr. Rooney will not be entitled to any severance benefits, however, if, in connection with a change in control, he is terminated following an offer to continue employment with the surviving company at the same location, in the same position and with the same salary as provided in the Rooney Agreement.

     If Mr. Rooney's employment with us terminates in such a manner that he is not entitled to severance benefits, Mr. Rooney may not compete with us or solicit our employees for a period of two years from his date of termination.

     In addition, the Company has entered into Employment Agreements with Mr. Samuel M. Stein, the Company's General Manager of the Luxtec Illumination Division, Mr. Peter A. Miller a Regional Manager within PrimeSource Critical Care, and Mr. Peter M. Eule, a Regional Manager with Primesource Critical Care.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During our last fiscal year ended June 30, 2001, James Berardo, James J. Goodman, William H. Lomicka and Louis C. Wallace served as members of the Company's Compensation Committee of the Board of Directors. None of Messrs. Berardo, Goodman, Lomicka or Wallace have ever been an officer or employee of us or any of our subsidiaries, nor have they ever had any relationship with us or any officers requiring disclosure.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   BENEFICIAL OWNERSHIP OF COMPANY SECURITIES

      The following tables furnish certain information as of August 31, 2001 (except as otherwise noted), as to our equity securities beneficially owned by each of our directors, by each of the individuals named in the Summary Compensation Table and by all of our directors and executive officers as a group, and, to our knowledge, by any beneficial owner of more than 5% of any class or series of our outstanding equity securities.

----------------------------------------- --------------- --------------- -------------- -------------- --------------- ------------
Name of Beneficial Owner                  Number of       Number of       Number of      Number of      Aggregate       Percent of
                                          Shares of       Shares of       Shares of      Shares of      Number of       Class Voting
                                          Common Stock    Series C        Series D       Series E       Shares of       Power
                                          Beneficially    Convertible     Exchangeable   Convertible    Common Stock    Presently
                                          Owned           Preferred       Preferred      Preferred      Beneficially    Held(5)
                                                          Stock           Stock          Stock          Owned or
                                                          Beneficially    Beneficially   Beneficially   Underlying
                                                          Owned(1)        Owned(2)       Owned(3)       Preferred
                                                                                                        Stock
                                                                                                        Beneficially
                                                                                                        Owned(4)
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
GE Capital Equity Investments, Inc.(6)        1,000,930(7)    208,371.24      5,953.464        200,000       9,938,501(8)    33.43%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Coleman Swenson  Booth IV L.P.(9)              504,930(10)     89,301.96      2,976.732        100,000       4,563,224(8)    15.35%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Webbmont Holdings L.P.(11)                     912,929(12)   38,612.44(13)      595.346         20,000       2,296,929(8)     7.73%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Geneva Middle Market
Investors, SBIC,L.P.(14)                         450,000               0       4,333.87              0       1,316,774(8)     4.43%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Michael K. Bayley                              831,283(15)             0              0              0          831,283       2.80%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
James Berardo                                  180,520(16)             0              0              0          180,520           *
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Larry H. Coleman, Ph.D. (17)                   504,930(10)     89,301.96      2,976.732        100,000      4,563,224(8)     15.35%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
James J. Goodman                               470,000(18)             0     4,333.87(19)            0      1,336,774(8)      4.50%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
James L. Hersma                                351,117(20)             0              0              0          351,117        1.2%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
James W. Hobbs                                 147,039(21)             0              0              0          147,039           *
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
William H. Lomicka                             638,935(22)       425.256        148.837          5,000         730,430(8)     2.46%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Nicholas C. Memmo                               85,729(23)       850.512              0              0          109,186           *
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
Samuel M. Stein                                 34,198(24)             0              0              0           34,198           *
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
John F. Rooney                                 848,173(25)      446.51(26)            0              0          860,487        2.9%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------
All directors and executive officers as
a group (10 persons)
                                               4,091,924      91,024.238      7,459.439          5,000        9,144,258      30.76%
----------------------------------------- --------------- --------------- -------------- -------------- ---------------- -----------

------------------------------
Unless otherwise indicated, the address of each person is care of PrimeSource Healthcare, Inc. 3700 E. Columbia Street, Tucson, Arizona 85714. Shares of Common Stock subject to options or warrants exercisable within sixty days of August 31, 2001, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

*        Less than 1%.

1 Each share of Series C Convertible Preferred Stock entitles its holder to approximately 27.58 votes, subject to adjustment, in any vote of the holders of our Common Stock and may be converted into approximately
         27.58 shares of our Common Stock, subject to adjustment.

2 Each share of Series D Exchangeable Preferred Stock entitles its holder to two-hundred votes in any vote of the holders of our Common Stock. Each share of Series D Exchangeable Preferred Stock will be exchanged for a number of our shares of a yet to be issued series of preferred stock, that, in the aggregate, will be convertible into 200 shares of our Common Stock.

3 Each share of Series E Convertible Preferred Stock entitles its holder to ten votes, subject to adjustment, in any vote of the holders of our Common Stock and may be converted into ten shares of our Common Stock, subject to adjustment.

4 Includes Common Stock, Common Stock underlying the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock owned as of August 31, 2001 and Common Stock underlying options and warrants that are exercisable within sixty days of August 31, 2001.

5 Based upon the aggregate number of shares of our Common Stock outstanding, underlying outstanding shares of the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock owned as of August 31, 2001 and options and warrants exercisable within sixty days of August 31, 2001 to acquire our Common Stock.

6 The address of GE Capital Equity Investments is 120 Long Ridge Road, Stamford, Connecticut 06927.

7 Includes 930 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 1,000,000 shares of our Common Stock subject to purchase pursuant to warrants that are exercisable within sixty days of August 31, 2001.


8 Excludes an undetermined number of shares underlying warrants to purchase shares of our Common Stock in an amount equal to a number based upon the time between the issuance of the warrants and our completion of an equity financing that satisfies certain requirements set forth in the warrants, or if such financing is not completed by January 19, 2002, based upon the value of our Common Stock at that time.

9 The address of Coleman Swenson Booth IV L.P. is 237 Second Avenue South, Franklin, Tennessee 37064-2649.

10 Includes 4,930 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 500,000 shares of our Common Stock subject to purchase pursuant to warrants that are exercisable within sixty days of August 31, 2001.

11 The address of Webbmont Holdings L.P. is 1355 Peachtree Street, Suite 1100, Atlanta, Georgia 30309.

12 Includes 236,079 Shares of our Common Stock subject to purchase pursuant to warrants that are exercisable within sixty days of August 31, 2001. Includes 7,016 shares of our Common Stock held of record by Robert Neale Fisher, 3,508 shares of our Common Stock held of record by Virginia A. Fisher, 290,179 shares of our Common Stock held of record by Investors Equity, Inc. and 190,713 shares of our Common Stock held of record by Webbmont Holdings, L.P., all of which are considered beneficially held by Robert W. Fisher. Mr. Fisher is the President of Woodcrest Associates, Ltd., the general partner of Webbmont Holdings, L.P. Also includes 5,581 shares of our Common Stock underlying options held by Mr. Fisher that are exercisable within sixty days of August 31, 2001.

13 Includes 322.975 shares of Series C Preferred Stock held of record by Robert Neale Fisher and 2,279.343 shares of Series C Preferred Stock held of record by Investors Equity, Inc.

14 The address of Geneva Middle Market Investors SBIC, L.P. is care of Gemini Investors LLC, 20 William Street, Wellesley, Massachusetts 02481.

15 Includes 167,440 shares of our Common Stock underlying options which are exercisable within sixty days of August 31, 2001. Also includes 69,102 shares of our Common Stock underlying warrants that are exercisable within sixty days of August 31, 2001.

16 Includes 154,520 shares of our Common Stock held by various trusts of which Mr. Berardo is a trustee and over which Mr. Berardo shares investment and voting control. Mr. Berardo disclaims beneficial ownership of such shares. Also includes 24,000 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001.

17 Dr. Coleman is the Managing General Partner of CSHB Ventures IV L.P., the General Partner of Coleman Swenson Booth IV, L.P.

18 Consists of 450,000 shares of our Common Stock held of record by Geneva Middle Market Investors SBIC, L.P., of which Mr. Goodman is President. Also includes 20,000 shares of Common Stock underlying options that are exercisable within sixty days of August 31, 2001.

19 Consists of 4,333.87 shares held by Geneva Middle Market Investors SBIC, L.P., of which Mr. Goodman is President.

20 Includes 291,582 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 59,535 shares of our Common Stock that Mr. Hersma may purchase pursuant to a Restricted Stock Agreement.

21 Includes 60,300 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 33,334 shares of our Common Stock underlying warrants that are exercisable within sixty days of August 31, 2001.

22 Includes 15,162 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 29,253 shares of our Common Stock underlying warrants that are exercisable within sixty days of August 31, 2001.

23 Includes 12,371 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 8,505 shares of our Common Stock underlying warrants that are exercisable within sixty days of August 31, 2001.

24 Includes 25,000 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001.

25 Includes 167,440 shares of our Common Stock underlying options that are exercisable within sixty days of August 31, 2001. Also includes 69,102 shares of our Common Stock underlying warrants that are exercisable within sixty days of August 31, 2001.

26 Includes 446.51 Shares of Series C Preferred Stock owned by BAM Enterprises, LLC, an entity in which Mr. Rooney exercises investment and voting power.

ITEM 13.  CERTAIN RELATIONSHIPS AMD RELATED TRANSACTIONS


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Louis C. Wallace was a member of our board of directors from 1989 until March 2, 2001. Mr. Wallace is the founder and President of Specialty Surgical Instrumentation, Inc., or "SSI," a surgical distributor in ten southeastern states. SSI is one of our largest customers, representing approximately 12.6% of our net sales during our fiscal year ended June 30, 2001. We operate at arms length with SSI pursuant to a contract with terms and conditions substantially the same as our other domestic distributors.

     PrimeSource Surgical, a distributor and manufacturer of specialty surgical and critical care products, was our largest customer during our fiscal year ended June 30, 2001, representing approximately 24.1% of our net sales for that period. Messrs. Bayley, Coleman, Memmo, Lomicka and Rooney, who each currently serve on our board of directors, were directors of PrimeSource Surgical prior to our Merger with PrimeSource Surgical. Messrs. Rooney and Bayley also served as President and Chief Executive Officer and Chief Financial Officer, respectively, of PrimeSource Surgical. During the period June 30, 2000 through March 2, 2001 (the date that PrimeSource Surgical became our wholly-owned subsidiary), we operated at arms length with PrimeSource Surgical.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report:

1.     Consolidated Financial Statements
       ---------------------------------

       Independent Auditor's Report

       Consolidated Balance Sheets as of June 30, 2001 and June 30, 2000.

       Consolidated Statements of Operations
       for the years ended June 30, 2001, June 30, 2000 and June 30, 1999.

       Consolidated Statements of Stockholders' Equity (Capital Deficiency) for the years ended June 30, 2001, June 30, 2000 and June 30, 1999.

       Consolidated Statements of Cash Flows for the years ended June 30, 2001, June 30, 2000 and June 30, 1999

       Notes to Consolidated Financial Statements

2.    Financial Statement Schedules
      -----------------------------

      No schedules are submitted because they are not applicable, not required or because the information is included elsewhere herein.

3.    Exhibits
      --------

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

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

           3.2 Amendment, dated March 30, 1982, to Articles of Organization. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

           3.3 Amendment, dated August 9, 1984, to Articles of Organization. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

           3.4 Amendment, dated April 10, 1992, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1993).

           3.5 Amendment, dated October 20, 1995, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

           3.6 Amendment, dated October 20, 1995, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

           3.7   Amendment,   dated   September   16,   1996,   to  Articles  of
                 Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

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

           3.15 Certificate of Correction dated March 2, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16,
                 2001).

           3.16 Articles of Amendment to Articles of Organization, dated as of June 27, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

           3.17 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated June 28, 2001 (Series E Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

           3.18  Certificate of Correction dated July 13, 2001.

           3.19 Amended and Restated By-Laws (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2000).

           4.1   Specimen  of  Common  Stock   Certificate.   (Incorporated   by
                 reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

           4.2 Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

           4.3 Amended and Restated Registration Rights, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein.

           4.4 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein.

           10.1 Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and Michael K. Bayley. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

           10.2 Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and John F. Rooney. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

           10.3 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

           10.4 Third Amendment to Amended and Restated Credit Agreement, dated as of March 2, 2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

           10.5 Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among Luxtec Corporation, Fiber Imaging Technologies, Inc., Cathtec Incorporated, CardioDyne, Inc. and ARK CLO 2000-1, Limited. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

           10.6 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28,
                 1994).

           10.7 Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

           10.8 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

           10.9 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

           10.10 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

           10.11 Lease  Agreement,  dated as of March 1,  2000,  by and  between
                 Holualoa   Butterfield   Industrial,   L.L.C.  and  PrimeSource
                 Surgical, Inc.

           21.1  Subsidiaries of the Registrant.

           (b)   Reports on Form 8-K:

                 The Company filed a current report on Form 8-K dated July 11, 2001, announcing under Item 5 the issuance of the Series E Preferred Stock and warrants to purchase Common Stock.

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  PRIMESOURCE HEALTHCARE, INC.

                                                  by   s/James L. Hersma
                                                    ---------------------
                                                  James L. Hersma, President and
                                                  Chief Executive Officer


October 11, 2001
        --

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date

s/Michael K. Bayley             Chief Financial Officer,                  October 11, 2001
----------------------          Secretary and Treasurer, Director
Michael K. Bayley


s/James Berardo                 Director                                  October 11, 2001
----------------------
James Berardo


s/Larry H. Coleman              Director                                  October 11, 2001
----------------------
Larry H. Coleman


s/James J. Goodman              Director                                  October 11, 2001
----------------------
James J. Goodman


s/James L. Hersma               President, Chief                          October 11, 2001
----------------------          Executive Officer, Director
James L. Hersma


s/James W. Hobbs                Director                                  October 11, 2001
----------------------
James W. Hobbs


s/William H. Lomicka            Director                                  October 11, 2001
----------------------
William H. Lomicka


s/Nicholas C. Memmo             Director                                  October 11, 2001
-------------------
Nicholas C. Memmo


s/John F. Rooney                Executive Vice President,                 October 11, 2001
---------------------------     Chairman of the Board
John F. Rooney

                                  Exhibit Index
                                  -------------

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

    3.2          Amendment,  dated March 30, 1982, to Articles of  Organization.
                 (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

    3.3          Amendment,  dated August 9, 1984, to Articles of  Organization.
                 (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

    3.4          Amendment,  dated April 10, 1992, to Articles of  Organization.
                 (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1993).

    3.5          Amendment, dated October 20, 1995, to Articles of Organization.
                 (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

    3.6          Amendment, dated October 20, 1995, to Articles of Organization.
                 (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

    3.7          Amendment,   dated   September   16,   1996,   to  Articles  of
                 Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

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

    3.15 Certificate of Correction dated March 2, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16,
                 2001).

    3.16 Articles of Amendment to Articles of Organization, dated as of June 27, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

    3.17 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated June 28, 2001 (Series E Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

    3.18         Certificate of Correction dated July 13, 2001.

    3.19 Amended and Restated By-Laws (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2000).

    4.1          Specimen  of  Common  Stock   Certificate.   (Incorporated   by
                 reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

    4.2 Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

    4.3 Amended and Restated Registration Rights, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein.

    4.4 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein.

    10.1 Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and Michael K. Bayley. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

    10.2 Amended and Restated Employment Agreement, entered into as of July 1, 1999, by and among PrimeSource Surgical, Inc., a Delaware corporation, and John F. Rooney. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

    10.3 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

    10.4 Third Amendment to Amended and Restated Credit Agreement, dated as of March 2, 2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

    10.5 Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among Luxtec Corporation, Fiber Imaging Technologies, Inc., Cathtec Incorporated, CardioDyne, Inc. and ARK CLO 2000-1, Limited. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

    10.6 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28,
                 1994).

    10.7 Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

    10.8 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

    10.9 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

    10.10 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

    10.11        Lease  Agreement,  dated as of March 1,  2000,  by and  between
                 Holualoa   Butterfield   Industrial,   L.L.C.  and  PrimeSource
                 Surgical, Inc.

    21.1         Subsidiaries of the Registrant.