Form 10-Q
period 2001-09-30
LUXTEC CORP /MA/
filed 2001-11-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
                        Commission File Number: 0-14961B

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                                  04-2741310
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                    Identification No.)

                    3700 E. Columbia Street, Tucson, AZ 85714
               (Address of principal executive offices) (Zip code)

              (Registrant's telephone number, including area code)
                                 (520) 512-1100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X    No
     -------    -------

On November 9, 2001, there were 7,978,309 shares of the Registrant's common stock outstanding.


                          PRIMESOURCE HEALTHCARE, INC.


                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

            Item 1.    Financial Statements
                       Consolidated Balance Sheets.......................................4
                       Unaudited Consolidated Statements of Operations...................5
                       Unaudited Consolidated Statement of Shareholders'
                       Equity (Capital Deficiency).......................................6
                       Unaudited Consolidated Statements of Cash Flows...................7
                       Notes to Unaudited Condensed Consolidated Financial Statements....9

            Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..............................14
            Item 3.    Quantitative or Qualitative Disclosure About
                       Market Risk......................................................17

PART II     OTHER INFORMATION

            Item 2.    Changes in Securities and Use of Proceeds........................18
            Item 5.    Other Information................................................18
            Item 6.    Exhibits and Reports.............................................19

SIGNATURES  ............................................................................21


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. Financial Statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,           June 30,
ASSETS                                                                                      2001                 2001
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $    799,259          $   622,623
   Accounts receivable - net of allowance for doubtful accounts of                        9,122,479            8,771,207
     approximately $640,000 and $622,000, respectively
   Inventories - net                                                                      8,991,555            9,821,232
   Prepaid expenses and other current assets                                                116,359              152,260
                                                                                   -----------------    -----------------

         Total current assets                                                            19,029,652           19,367,322

PROPERTY, PLANT, AND EQUIPMENT -  Net                                                     1,660,051            1,740,340

INTANGIBLE ASSETS - Net of accumulated amortization of approximately $64,000                136,615              140,479
  and $62,000, respectively

GOODWILL - Net of accumulated amortization of approximately $2,609,000 and               23,413,402           23,844,720
  $2,167,000, respectively

OTHER ASSETS                                                                                442,261              357,093
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 44,681,981          $45,449,954
                                                                                   =================    =================

                                                                                                              (Continued)

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS'  EQUITY                                                   September 30,        June 30, 2001
(CAPITAL DEFICIENCY)                                                                       2001
                                                                                         (Unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                   $  6,837,444          $10,994,075
    Accrued expenses                                                                      2,618,541            2,747,957
    Customer deposits                                                                       399,598              568,116
    Income taxes payable                                                                    117,036                9,500
    Other liabilities                                                                        88,322
    Lines of credit                                                                       8,998,869            8,051,826
    Current portion of long-term debt                                                     2,880,119            3,259,885
    Current portion of capital lease obligations                                             35,473               45,229
                                                                                   -----------------    -----------------

         Total current liabilities                                                       21,975,402           25,676,588
                                                                                   -----------------    -----------------

CAPITAL LEASE OBLIGATIONS - Net of current portion                                           71,408               72,339
                                                                                   -----------------    -----------------

LONG-TERM DEBT - Net of current portion                                                      78,429               84,015
                                                                                   -----------------    -----------------

WARRANT PUT OBLIGATION                                                                       95,000               95,000
                                                                                   -----------------    -----------------

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    $1.00 par value - authorized,
    334,864 shares; issued and outstanding, 334,864 shares; aggregate liquidation preference of $18,100,834 and $17,803,482,
    respectively                                                                         15,431,587           15,134,235
                                                                                   -----------------    -----------------

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK -
    $1.00 par value -
    authorized, 20,000 shares; issued and outstanding, 14,008 shares; aggregate liquidation preference of $5,070,179 and $4,949,397
                                                                                         5, 070,179            4,949,397
                                                                                   -----------------    -----------------

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    $1.00 par value - authorized
    325,000 shares; issued and outstanding 325,000 shares;
    aggregate liquidation preference of $9,944,466                                        1,592,426
                                                                                   -----------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):

    Common stock, $0.01 par value - authorized  50,000,000 shares; issued                    79,783               79,597
    and outstanding 7,978,309 and 7,959,704, respectively
    Additional paid-in capital                                                           10,359,511            8,434,697
    Accumulated deficit                                                                (10,071,744)          (9,075,914)
                                                                                   -----------------    -----------------

          Net stockholders' equity (capital deficiency)                                     367,550            (561,620)
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 44,681,981          $45,449,954
                                                                                   =================    =================
See notes to unaudited condensed consolidated financial statements.
                                                                                                             (Concluded)
                                       4

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated statements of operations
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       Three months         Three months
                                                                                          ended                ended
                                                                                       September 30,        September 30,
                                                                                           2001                 2000

NET SALES                                                                              $ 16,025,675        $  12,504,948

COST OF SALES                                                                            10,187,709            8,413,676
                                                                                   -----------------    -----------------

GROSS PROFIT                                                                              5,837,966            4,091,272
                                                                                   -----------------    -----------------

OPERATING EXPENSES
     Selling expense                                                                      2,601,956            2,062,329
     General and administrative expense                                                   2,554,915            1,602,998
     Depreciation and amortization expense                                                  583,788              300,062
                                                                                   -----------------    -----------------

          Total operating expenses                                                        5,740,659            3,965,389
                                                                                   -----------------    -----------------

OPERATING INCOME                                                                             97,307              125,883

INTEREST EXPENSE                                                                          (205,245)            (267,677)

OTHER INCOME (EXPENSE)                                                                        2,183              (6,934)
                                                                                   -----------------    -----------------

LOSS BEFORE INCOME TAX PROVISION                                                          (105,755)            (148,728)

INCOME TAX PROVISION                                                                      (151,200)              (7,600)
                                                                                   -----------------    -----------------

NET LOSS                                                                                  (256,955)            (156,328)

DIVIDENDS ON PREFERRED STOCK                                                              (738,875)            (245,201)
                                                                                   -----------------    -----------------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS                                             $  (995,830)        $   (401,529)
                                                                                   =================    =================

LOSS PER SHARE:
  Basic                                                                                $     (0.13)        $      (0.14)
                                                                                   =================    =================
  Diluted                                                                              $     (0.13)        $      (0.14)
                                                                                   =================    =================


See notes to unaudited condensed consolidated financial statements.




PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Total
                                                                                 Additional                            Stockholders'
                                                     Common Stock                 Paid-in         Accumulated             Equity
                                                     -------------                Capital           Deficit              (Deficit)
                                              Shares          Amount
BALANCE, JUNE 30, 2001                        7,959,704     $  79,597           $ 8,434,697        $(9,075,914)         $ (561,620)

Issuance of common stock                         18,605            186               24,814                                  25,000
Warrants and beneficial conversion
    features of Series E preferred stock                                          1,900,000                               1,900,000
Accretion of Series E preferred stock                                                                 (126,275)           (126,275)
Preferred stock dividends of Series E
    preferred stock                                                                                   (612,600)           (612,600)
Net loss                                                                                              (256,955)           (256,955)
                                           -------------    -----------    -----------------    ----------------    ----------------


BALANCE, SEPTEMBER 30, 2001                   7,978,309     $  79,783          $ 10,359,511       $(10,071,744)            $367,550
                                           =============    ===========    =================    ================    ================

See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated statements OF CASH FLOW
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months          Three months
                                                                                           ended                 ended
                                                                                        September 30,         September 30,
                                                                                            2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                               $  (256,955)          $ (156,328)
  Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                             583,788              300,062
  Change in fair value of warrant put obligation                                                                  77,515
  Change in operating assets and liabilities:
    Amounts receivable                                                                    (351,272)              645,414
    Inventories                                                                             829,677               13,422
    Income tax receivable and payable                                                       107,536                7,600
    Prepaid expenses and other current assets                                                35,901             (36,218)
    Other assets                                                                           (85,168)               20,067
    Accounts payable                                                                    (4,156,631)          (2,929,806)
    Accrued expenses                                                                       (16,072)              551,781
    Customer deposits                                                                     (168,518)            (153,101)
    Other                                                                                     5,491
                                                                                   -----------------    -----------------

         Net cash used in operating activities                                          (3,472,223)          (1,659,592)
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                               (41,910)             (24,137)
  Acquisition of other assets                                                              (24,773)             (29,337)
                                                                                   -----------------    -----------------

         Net cash used in investment activities                                            (66,683)             (53,474)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                                        7,996,878            7,959,281
  Repayments on lines of credit                                                         (7,049,834)          (8,639,815)
  Repayment of long term-debt                                                             (392,499)            (287,502)
  Repayment on capital leases                                                              (10,687)              (1,854)
  Proceeds from issuance of preferred stock - net of costs                                3,171,684            2,556,266
                                                                                   -----------------    -----------------

         Net cash provided by financing activities                                        3,715,542            1,586,376
                                                                                   -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        176,636            (126,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              622,623              126,690
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $    799,259          $
                                                                                   =================    =================

                                                                                                                         (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        Three months          Three months
                                                                                           ended                 ended
                                                                                        September 30,         September 30,
                                                                                            2001                 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the period for:
      Interest                                                                         $    201,478          $   289,814
                                                                                   =================    =================
      Income taxes                                                                     $    128,950
                                                                                   =================


SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS -
  Common stock issued for services                                                     $     25,000
                                                                                   =================

See notes to unaudited condensed consolidated financial statements.

                                                                                                                         (Concluded)

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1)  BASIS  OF  PRESENTATION  OF  UNAUDITED  CONDENSED   CONSOLIDATED   FINANCIAL
    STATEMENTS

The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. ("PrimeSource" or the "Company") and its subsidiaries. The Company's operating wholly owned subsidiaries include PrimeSource Surgical, Inc., Ruby Merger Sub, Inc. (dba New England Medical Specialties, Inc. and Professional Equipment Co., Inc.) and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. PrimeSource's continuation as a going concern depends upon the Company's ability to obtain refinancing of certain senior bank debt. Because the ability to achieve debt refinancing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's existing senior bank credit facilities and its potential impact on the Company's liquidity, as discussed below, substantial doubt exists about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PrimeSource, a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

On March 2, 2001, Luxtec Corporation ("Luxtec"), a Massachusetts corporation, completed a merger (the "Merger") with PrimeSource Surgical, Inc., a Delaware corporation ("PrimeSource Surgical"), resulting in PrimeSource Surgical becoming a wholly owned subsidiary of Luxtec. Pursuant to the agreement and Plan of Merger, dated November 27, 2000, as amended, the former stockholders of PrimeSource Surgical received Luxtec capital stock in exchange for their PrimeSource Surgical capital stock. On June 22, 2001, the stockholders of Luxtec approved a name change to PrimeSource Healthcare, Inc.

Luxtec's year-end was previously October 31 but changed to June 30, PrimeSource Surgical's year-end, on March 22, 2001. Luxtec's common stock was delisted from the American Stock Exchange on November 17, 2000. For accounting purposes, the Merger has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource Surgical as the acquirer (reverse acquisition). The Merger has been accounted for using the purchase method of accounting, and the results of Luxtec's operations have been included in the consolidated financial statements from March 2, 2001, the date of acquisition. The historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. All shares and per share data prior to the acquisition have been restated to reflect the par value and capital structure of Luxtec.

As of September 30, 2001, the Company and PrimeSource Surgical were each in default of certain financial covenants related to senior bank debt. Management is in discussions with the banks concerning non-compliance with the financial covenants. In addition, management has initiated discussions with other potential  lenders  concerning  refinancing  of the  Company's  and  PrimeSource
Surgical's senior bank debt. In the event that the Company and PrimeSource Surgical are successful in obtaining replacement financing, the terms of the new financing would allow the Company to reclassify a substantial portion of the Company's and PrimeSource Surgical's current debt to long-term. There can be no assurances that management will be successful in obtaining adequate replacement financing.

2)  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement was effective for the Company on July 1, 2001, and there was no material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142 Goodwill and Other Intangible Assets, which is effective for the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on the Company's financial position and results of operations.

3)  INVENTORIES

At September 30, 2001 and June 30, 2001, inventories consisted of the following:

                                                 September 30,          June 30,
                                                     2001                 2001

        Raw materials                            $1,360,207          $1,346,752
        Work-in-process                             244,239              62,884
        Finished goods                            8,933,190          10,071,006
        Reserve for obsolescence                (1,546,081)         (1,659,410)
                                             -----------------    --------------

        Inventories - net                       $8,991,555           $9,821,232
                                             =================    ==============


4)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                 September 30,          June 30,
                                                     2001                 2001
        Term loan payable to bank-PrimeSource
        Surgical                                $ 2,574,357          $ 2,904,709
        Term note payable to bank-Luxtec            220,000              250,000
        Equipment note - Luxtec                      64,191               89,191
        Other note payable                          100,000              100,000
                                          -----------------    -----------------

        Total                                     2,958,548            3,343,900
        Less current portion                    (2,880,119)          (3,259,885)
                                          -----------------    -----------------

                                                $    78,429          $    84,015
                                             =================    ==============

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate (6.00% at September 30, 2001) plus 2.0%. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of our assets, excluding assets held by PrimeSource Surgical. At September 30, 2001, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime (6.00% at September 30,
2001) plus 0.5% and is secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note matures on March 31, 2002. At September 30, 2001, we had outstanding borrowings of $220,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate (6.00% at September 30, 2001) plus 1.0% and are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource
Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 commencing on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At September 30, 2001, we had outstanding borrowings of $64,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2001. However, the Luxtec Credit Agreement has a cross-default provision to the Company's other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company is in default under the Luxtec Credit Agreement as of September 30, 2001.

On June 14, 1999, our wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." The maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($8,367,030 at September 30, 2001). Borrowings bear interest at Citizens' prime rate (6.00% at September 30, 2001) plus 0.75%. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At September 30, 2001, there was $1,440,231 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate (6.00% at September 30, 2001) plus 0.75%. The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. At September 30, 2001, PrimeSource Surgical had outstanding borrowings of $2,574,357 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreeement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of September 30, 2001, and accordingly is in default under the PrimeSource Credit Agreement. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. The Company cannot assure that it will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. In the event that the Company is not successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, we may not have sufficient funds to continue operations.

5)  RESTRUCTURING AND OTHER CHARGES:

In October 2001, PrimeSource engaged a restructuring agent to evaluate the Company's operations for possible reorganization. In early November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through improved earnings and potential asset sales.

As part of its restructuring plan, the Company is in the process of ending its relationship with several members of the Company's senior management team, including its Chief Executive Officer, its Chief Financial Officer and its Chairman and Executive Vice President. As these and other individuals are under employment contracts that provide for severance payments, the Company will incur significant charges to earnings at the finalization of the severance agreements in the second quarter of fiscal year 2002.

6)  SEGMENT REPORTING:

The Company is organized into three operating segments based on operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services - Surgical, and Specialty Distribution Services - Critical Care. A description of each segment and principal products and operations is as follows:

Specialty Medical Products Manufacturing - This segment includes the Luxtec division acquired in March 2001, which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries. There were no operations for this segment in 2000.

Specialty Distribution Services - Surgical - The surgical segment is a national sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers nationwide. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

Specialty Distribution Services - Critical Care - The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal and childcare and neonatal intensive care.

Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses. Operating income for each segment consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment's selling, general, and administrative expenses. The sales between segments are made at market prices. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

The total assets of each segment consist primarily of net property, plant, and equipment, inventories, accounts receivable, and other assets directly associated with the segments operations. Included in the total assets of the corporate staff operations are property, plant, and equipment and other assets.

Following  the  Merger,  certain  products  of the  Specialty  Medical  Products
Manufacturing segment were sold to the Specialty Distribution - Surgical segment. Total sales between these segments totaled approximately $1,150,270 for the three months ended September 30, 2001.

Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.

                                          THREE MONTHS ENDED SEPTEMBER 30, 2001
                               -----------------------------------------------------------------------------

                                Distribution -  Distribution -                   Corporate/
                                  Surgical      Critical Care   Manufacturing      Other           Total

Net sales                        $ 8,491,150     $ 5,579,707    $ 1,954,818                   $ 16,025,675
                                 ============    ============   ============                  ============

Net
  income (loss)                  $   135,275     $   614,217    $   208,121     $(1,214,568)  $  (256,955)
                                 ============    ============   ============    ============= ============

Total assets                     $34,166,391     $ 5,199,140    $ 4,799,134     $  517,316    $ 44,681,981
                                 ============    ============   ============    ============= ============

Depreciation and
  amortization                   $   268,980     $    40,508    $   247,863     $   26,437    $    583,788
                                 ============    ============   ============    ============= ============

Interest expense                 $   118,979     $    55,456    $    30,810                   $    205,245
                                 ============    ============   ============                  ============


                                          THREE MONTHS ENDED SEPTEMBER 30, 2000
                               ---------------------------------------------------------------

                                 Distribution -  Distribution -    Corporate/
                                   Surgical      Critical Care       Other           Total

Net sales                        $ 9,519,529     $ 2,985,419                    $ 12,504,948
                                 ============    ============                   ============

Net
  income (loss)                  $   202,536     $   420,815    $   (779,679)   $   (156,328)
                                 ============    ============   ============    ============

Total assets                     $12,671,039     $ 16,581,152   $    477,022    $ 29,729,213
                                 ============    ============   ============    ============

Depreciation and
  amortization                   $   261,943     $     5,744    $    32,375     $   300,062
                                 ============    ============   ============    ============

Interest expense                 $   182,910     $    84,767                    $   267,677
                                 ============    ============                   ============

7)  NET LOSS PER SHARE

Earnings (loss) per share amounts for the periods ending September 30, 2001 and 2000 are calculated using only weighted-average outstanding shares of 7,965,906 and 2,874,215, respectively. Options and warrants to purchase common stock totaling 4,368,690 and 1,754,022 at September 30, 2001 and 2000, respectively, and shares to be issued upon conversion of preferred stock were not used for computing diluted earnings (loss) per share because the result would be antidilutive. Put warrants totaling 282,022 for each of the years ended September 30, 2001 and 2000 were not used for computing diluted earnings (loss) per share because the result would be antidilutive.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2001

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

     For accounting purposes, the Merger with PrimeSource Surgical has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource Surgical as the acquirer. The Merger has been accounted for using the purchase method of accounting, and the results of Luxtec's operations have been included in the consolidated financial statements from March 2, 2001, the date of the Merger. Our historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. As a result, the Company's prior results of operations are not comparable to our current results of operation.

RESULTS OF OPERATIONS

NET SALES: Net sales increased to $16,025,675 for the three months ended September 30, 2001, compared to $12,504,948 for the three months ended September 30, 2000. The net sales increase of $3,520,727, or 28.2%, was a result of the Company's acquisition of Luxtec in March, 2001 and the acquisition of New England Medical Specialties, Inc. ("NEMS") and Professional Equipment Co., Inc. ("PEC") in December 2000. These three acquisitions were not included in the Company's consolidated net sales for the three months ended September 30, 2000.

COST OF SALES: Cost of sales increased to $10,187,709 or 63.6% of net sales for the three months ended September 30, 2001, compared to $8,413,676, or 67.3% of net sales for the three months ended September 30, 2000. The $1,774,033, or 21.1%, increase was primarily due to higher sales levels. The decrease in cost of sales as a percentage of net sales is primarily due to the addition of Luxtec's financial results in the Company's consolidated financial results for the three months ended September 30, 2001.

GROSS PROFIT: Gross profit increased to $5,837,966 or 36.4% of net sales for the three months ended September 30, 2001, compared to $4,091,272, or 32.7% of net sales for the three months ended September 30, 2000. The $1,746,694, or 42.7%, increase in gross profit is primarily due to higher sales levels. The increase in gross profit margins is primarily due to the addition of Luxtec's financial results in the Company's consolidated financial results for the three months ended September 30, 2001.

SELLING EXPENSE: Selling expense increased to $2,601,956 or 16.2% of net sales for the three months ended September 30, 2001, compared to $2,062,329, or 16.5% of net sales for the three months ended September 30, 2000. The $539,627, or 26.2% increase in selling expense was primarily a result of the Company's acquisition of Luxtec in March, 2001 and the acquisition of NEMS and PEC in December 2000. These three acquisitions were not included in the Company's consolidated selling expense for the three months ended September 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense increased to $2,554,915 or 15.9% of net sales for the three months ended September 30, 2001, compared to $1,602,998, or 12.8% of net sales for the three months ended September 30, 2000. The $951,917, or 59.4% increase in general and administrative expense was primarily a result of the Company's hiring senior executive personnel, the acquisition of Luxtec in March, 2001 and the acquisition of NEMS and PEC in December 2000. These senior executive hires and the three acquisitions were not included in the Company's consolidated general and administrative expense for the three months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased to $583,788 or 3.6% of net sales for the three months ended September 30, 2001, compared to $300,062, or 2.4% of net sales for the three months ended September 30, 2000. The $283,726, or 94.6% increase in depreciation and amortization expense was primarily a result in the Company's amortization of goodwill associated with the acquisition of Luxtec in March, 2001 and the acquisition of NEMS and PEC in December 2000. The three acquisitions were not included in the Company's consolidated depreciation and amortization expense for the three months ended September 30, 2000.

INTEREST EXPENSE: Interest expense decreased to $205,245 for the three months ended September 30, 2001, compared to $267,677 for the three months ended September 30, 2000, a decrease of $62,432, or 23.3%. The interest cost decrease was primarily the result of a reduction in interest rates.

NET LOSS: Net loss increased to $256,955 for the three months ended September 30, 2001, compared to $156,328 for the three months ended September 30, 2000, an increase of $100,627, or 64.4%. The net loss increased primarily as a result of increased selling, general and administrative expenses, increased depreciation and amortization expenses and increased income tax expenses.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had a working capital deficit of $2,945,250 compared to a deficit of $6,309,266 at June 30, 2001. The decrease in our working capital deficit was primarily a result of the use of proceeds from preferred stock issuance to reduce accounts payable balances. Operating losses during the three month period ended September 30, 2001 were primarily offset by proceeds from preferred stock offerings.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate (6.00% at September 30, 2001) plus 2.0%. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of our assets, excluding the capital stock of, and assets held by PrimeSource Surgical. At September 30, 2001, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime (6.00% at September 30,
2001) plus 0.5% and is secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note matures on March 31, 2002. At September 30, 2001, we had outstanding borrowings of $220,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Equipment Note, or the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate (6.00% at September 30, 2001) plus 1.0% and are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource
Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 commencing on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At September 30, 2001, we had outstanding borrowings of $64,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2001. However, the Luxtec Credit Agreement has a cross-default provision to the Company's other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company is in default under the Luxtec Credit Agreement as of September 30, 2001.

On June 14, 1999, our wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement" with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." The maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($8,367,030 at September 30, 2001). Borrowings bear interest at Citizens' prime rate (6.00% at September 30, 2001) plus 0.75%. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At September 30, 2001, there was $1,440,231 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all of the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate (6.00% at September 30, 2001) plus 0.75%. The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. At September 30, 2001, PrimeSource Surgical had outstanding borrowings of $2,574,357 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of September 30, 2001, and accordingly is in default under the PrimeSource Credit Agreement. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. We cannot assure that we will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. In the event that we are not successful in restructuring and refinancing PrimeSource
Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, we may not have sufficient funds to continue operations.

The principal source of short-term borrowings are the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit, comprised of separate $2,500,000 and $12,000,000 revolving credit facilities. The Luxtec Line of Credit is secured by all of our assets other than those held by PrimeSource Surgical. The PrimeSource Surgical Line of Credit is secured by substantially all assets held directly by PrimeSource Surgical and certain of its subsidiaries. At September 30, 2001, both lines of credit utilized a significant portion of their respective, available borrowing bases. Available borrowings at September 30, 2001 under the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit totaled $0 and $1,440,231, respectively. The interest rates on the lines of credit as of September 30, 2001 were 8.00% and 6.75%, respectively. The balances outstanding under the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit at September 30, 2001 were $1,072,713 and $6,926,799, respectively.

On July 2, 2001, we raised $3,250,000 in additional equity capital through the issuance and sale of Units comprised of Series E Preferred Stock and warrants to purchase Common Stock. The proceeds from the offering were used to pay certain trade payables and to reduce outstanding borrowings under the PrimeSource Surgical Line of Credit.

Management  is  currently  engaged in  discussions  with current  investors  and potential new investors concerning additional investments in our equity securities. In addition, management is in discussions with our lenders and new lenders concerning a restructuring and/or refinancing of our credit facilities. We cannot assure, however, that we will be successful in restructuring and/or refinancing our credit facilities or that current investors or potential new investors will make additional equity investments in us. In the event we are not successful, we may not have sufficient funds to continue our operations.

We are currently in negotiations with Citizens to enter into a standstill agreement pursuant to which we would not have to make payments of principal due and owing under the PrimeSource Surgical Credit Agreement until January 18, 2002. We expect to enter into a forbearance agreement with Citizens pursuant to which funds available to us under the PrimeSource Surgical Line of Credit would be reduced substantially pending a complete refinancing. We cannot assure that we will be successful in entering into a standstill agreement or a forbearance agreement or otherwise be able to refinance our current indebtedness.

Our continuation as a going concern depends upon our ability to obtain refinancing of certain senior bank debt. Because the ability to achieve debt refinancing cannot be assured, and due to the non-compliance with covenants pursuant to our senior bank debt facilities and its potential impact on our liquidity, as discussed above, substantial doubt exists about our ability to continue as a going concern.

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure relates to outstanding debt. The outstanding balance at September 30, 2001 is $12,285,347, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 2, 2001, we issued and sold 325,000 units (the "Units"), each comprised of a share of our Series E Convertible Preferred Stock and a warrant to purchase five (5) shares of our Com0mon Stock. We sold 200,000 Units to GE Capital Equity Investments, Inc., 100,000 Units to Coleman Swenson Hoffman Booth IV L.P., 20,000 Units to Webbmont Holdings, L.P. and 5,000 Units to William H. Lomicka. The aggregate offering price for the Units was $3,250,000. Our sale of the Units was exempt from registration with the Securities Exchange Commission pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers of the Units acquired the securities for their own respective accounts and not with a view to distribution.

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


ITEM 5.  OTHER INFORMATION.

In October 2001, PrimeSource engaged a restructuring agent to evaluate the Company's operations for possible reorganization. In early November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through improved earnings and potential asset sales.

As part of its restructuring plan, the Company is in the process of ending its relationship with several members of the Company's senior management team, including its Chief Executive Officer, its Chief Financial Officer and its Chairman and Executive Vice President. As these and other individuals are under employment contracts that provide for severance payments, the Company will incur significant charges to earnings at the finalization of the severance agreements in the second quarter of fiscal year 2002.

                 PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

3.6      Amendment   dated  October  20,  1995  to  Articles  of   Organization.
         (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31,1995).

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

3.13 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series D Exchangeable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001.

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

3.18     Certificate  of  Correction  dated  July  13,  2001   (Incorporated  by
         reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).


(b) Reports on Form 8-K: The Company filed a current report on Form 8-K dated July 11, 2001, announcing under Item 5 the issuance of the Series E Preferred Stock and warrants to purchase Common Stock.

                 PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         PRIMESOURCE HEALTHCARE, INC.
                                                 (Registrant)







    11/14/2001                      s/  MICHAEL K. BAYLEY
    -------------                   ----------------------
    Date                             Michael K. Bayley
                                       Chief Financial Officer
                                        (Principal Accounting Officer and Duly
                                         Authorized Executive Officer)

                                INDEX TO EXHIBITS

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

3.6      Amendment   dated  October  20,  1995  to  Articles  of   Organization.
         (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31,1995).

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

3.18     Certificate  of  Correction  dated  July  13,  2001   (Incorporated  by
         reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).