Form 10-Q
period 2001-12-31
LUXTEC CORP /MA/
filed 2002-02-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    -----------

                        Commission File Number: 0-14961B

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

     Massachusetts                                               04-2741310
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

On February 13, 2002, there were 7,978,309 shares of the Registrant's common stock outstanding.

                          PRIMESOURCE HEALTHCARE, INC.

                                TABLE OF CONTENTS

PART I       FINANCIAL INFORMATION

             Item 1.    Financial Statements
                             Consolidated Balance Sheets.................................................    3
                             Unaudited Consolidated Statements of Operations.............................    5
                             Unaudited Consolidated Statement of Capital Deficiency......................    6
                             Unaudited Consolidated Statements of Cash Flow..............................    7
                             Notes to Unaudited Condensed Consolidated Financial Statements..............    9

             Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations...................................................    16
             Item 3.    Quantitative or Qualitative Disclosure About Market Risk.........................    19

PART II      OTHER INFORMATION

             Item 2.    Changes in Securities and Use of Proceeds........................................    20
             Item 5.    Other Information................................................................    20
             Item 6.    Exhibits and Reports.............................................................    22

SIGNATURES   ............................................................................................    24




                                     PART I
                              FINANCIAL INFORMATION

ITEM 1...Financial Statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------
                                                                                     December 31,           June 30,
ASSETS                                                                                   2001                 2001
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                             $  847,907           $  622,623
   Accounts receivable - net of allowance for doubtful accounts of
     approximately $640,000 and $622,000, respectively                                    7,785,490            8,771,207
   Inventories - net                                                                      7,363,891            9,821,232
   Prepaid expenses and other current assets                                                231,061              152,260
                                                                                   -----------------    -----------------

         Total current assets                                                            16,228,349           19,367,322

PROPERTY, PLANT, AND EQUIPMENT -  Net                                                     1,561,670            1,740,340

INTANGIBLE ASSETS - Net of accumulated amortization of approximately $64,000                175,049              140,479
  and $62,000, respectively

GOODWILL - Net of accumulated amortization of approximately $2,575,000 and               22,320,942           23,844,720
  $2,167,000, respectively

OTHER ASSETS                                                                                447,390              357,093
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 40,733,400          $45,449,954
                                                                                   =================    =================


(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND CAPITAL DEFICIENCY                                                      December 31,        June 30, 2001
                                                                                           2001
                                                                                        (Unaudited)

CURRENT LIABILITIES:
    Accounts payable                                                                    $ 6,886,289          $10,994,075
    Accrued expenses                                                                      2,409,978            2,747,957
    Accrued restructuring costs                                                           1,797,500
    Customer deposits                                                                       198,905              568,116
    Income taxes payable                                                                    105,105                9,500
    Other liabilities                                                                       122,182
    Lines of credit                                                                       8,662,745            8,051,826
    Current portion of long-term debt                                                     2,711,390            3,259,885
    Current portion of capital lease obligations                                             42,744               45,229
                                                                                   -----------------    -----------------

         Total current liabilities                                                       22,936,838           25,676,588

CAPITAL LEASE OBLIGATIONS - Net of current portion                                           78,457               72,339

LONG-TERM DEBT - Net of current portion                                                      84,728               84,015

WARRANT PUT OBLIGATION                                                                       95,000               95,000

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value - authorized,
    334,864 shares; issued and outstanding, 334,864 shares; aggregate liquidation preference of $18,398,186 and $17,803,482,
    respectively                                                                         15,728,939           15,134,235

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value -
    authorized, 20,000 shares; issued and outstanding, 14,008 shares; aggregate liquidation preference of $5,190,960 and $4,949,397
                                                                                          5,190,960            4,949,397

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK - no par value - authorized
    1,000,000 shares; issued and outstanding 325,000 shares;
    aggregate liquidation preference of $10,141,068                                       1,913,322

CAPITAL DEFICIENCY:

    Common stock, $0.01 par value - authorized  50,000,000 shares; issued                    79,783               79,597
    and outstanding 7,978,309 and 7,959,704, respectively
    Additional paid-in capital                                                           10,478,220            8,434,697
    Accumulated deficit                                                                (15,852,847)          (9,075,914)
                                                                                   -----------------    -----------------

          Net capital deficiency                                                        (5,294,844)            (561,620)
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 40,733,400         $ 45,449,954
                                                                                   =================    =================

See notes to unaudited condensed consolidated financial statements.
                                                                                                             (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
-------------------------------------------------------------------------------------------------------------------------


                                                         Three months ended                     Six months ended
                                                  ----------------------------------    ---------------------------------
                                                   December 31,       December 31,      December 31,       December 31,
                                                       2001               2000              2001               2000

NET SALES                                           $ 15,007,744       $ 11,436,025      $ 31,033,419       $ 23,940,973

COST OF SALES                                         10,855,506          8,524,915        21,043,215         16,938,591
                                                  ---------------    ---------------    --------------     --------------

GROSS PROFIT                                           4,152,238          2,911,110         9,990,204          7,002,382
                                                  ---------------    ---------------    --------------     --------------

OPERATING EXPENSES
     Selling expense                                   2,398,328          1,815,995
                                                                                            5,000,284          3,878,323
     General and administrative expense                3,472,014          3,061,942         6,026,929          4,664,942
     Depreciation and amortization expense               614,630            287,865         1,198,418            587,926
     Restructuring expense                             2,462,752                            2,462,752
                                                  ---------------    ---------------    --------------     --------------

          Total operating expenses                     8,947,724          5,165,802        14,688,383          9,131,191
                                                  ---------------    ---------------    --------------     --------------

OPERATING LOSS                                       (4,795,486)        (2,254,692)       (4,698,179)        (2,128,809)

INTEREST EXPENSE                                       (188,403)          (249,321)         (393,648)          (516,998)

OTHER INCOME (EXPENSE)                                     8,440              1,739            10,623            (5,195)
                                                  ---------------    ---------------    --------------     --------------

LOSS BEFORE INCOME TAX PROVISION                     (4,975,449)        (2,502,274)       (5,081,204)        (2,651,002)

INCOME TAX PROVISION                                    (64,500)          (200,000)         (215,700)          (200,000)
                                                  ---------------    ---------------    --------------     --------------

NET LOSS                                             (5,039,949)        (2,702,274)       (5,296,904)        (2,851,002)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK
                                                       (736,010)          (245,201)       (1,474,885)          (523,848)
                                                  ---------------    ---------------    --------------     --------------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                    $(5,775,959)     $(2,947,475)        $(6,771,789)       $(3,374,850)
                                                  ===============    ===============    ==============     ==============

LOSS PER SHARE:
  Basic                                               $   (0.73)         $   (1.03)        $   (0.86)         $   (1.17)
                                                  ===============    ===============    ==============     ==============
  Diluted                                             $   (0.72)         $   (1.03)        $   (0.85)         $   (1.17)
                                                  ===============    ===============    ==============     ==============


See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL DEFICIENCY
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------

                                                                               Additional          Accumulated         Net Capital
                                                      Common Stock              Paid-in              Deficit           Deficiency
                                                      ------------              Capital
                                                  Shares     Amount
BALANCE, JUNE 30, 2001                         7,959,704     $  79,597          $8,434,697       $ (9,075,914)         $ (561,620)

Issuance of common stock                          18,605            186             24,814                                  25,000
Warrants and beneficial conversion
    features of Series E preferred stock                                         1,900,000                               1,900,000
Accretion of Series E preferred stock
    warrants and beneficial conversion                                                               (247,550)           (247,550)
Accretion of Series E costs                                                                            (5,144)             (5,144)
Preferred stock dividends                                                                          (1,227,335)         (1,227,335)
Restricted common stock vesting                                                    118,709                                 118,709
Net loss                                                                                           (5,296,904)         (5,296,904)
                                            -------------    -----------  -----------------    ----------------    ----------------

BALANCE, DECEMBER 31, 2001                     7,978,309     $  79,783        $ 10,478,220       $(15,852,847)       $ (5,294,844)
                                            =============    ===========  =================    ================    ================

See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
-------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months
                                                                                                   ended
                                                                                   --------------------------------------
                                                                                     December 31,         December 31,
                                                                                         2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(5,296,904)        $ (2,851,002)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                       1,198,148              587,926
      Change in fair value of warrant put obligation                                                              77,515
      Loss on disposal of property, plant and equipment                                       7,850
      Impairment writedown on subsidiary held for sale                                      657,776
      Compensation expense on common stock                                                  118,709
      Change in operating assets and liabilities:
          Accounts receivable                                                               985,717            1,279,762
          Inventories                                                                     2,457,341          (1,240,769)
          Income tax receivable and payable                                                  95,605
          Prepaid expenses and other current assets                                        (78,801)               35,426
          Other assets                                                                    (154,044)            (297,291)
          Accounts payable                                                              (4,107,786)            (535,638)
          Accrued expenses                                                                3,423,641              935,322
          Accrued restructuring costs                                                   (1,797,500)
          Customer deposits                                                               (369,211)             (88,724)
          Other
                                                                                   -----------------    -----------------

         Net cash used in operating activities                                          (2,859,459)          (2,097,473)
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                               (58,739)             (46,060)
  Proceeds from the sale of fixed assets                                                      4,000
  Cash paid for business acquisitions, net of cash acquired                                                    (391,000)
  Acquisition of other assets                                                              (59,282)             (29,005)
                                                                                   -----------------    -----------------

         Net cash used in investment activities                                           (114,021)            (466,065)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                                       12,909,858           15,038,150
  Repayments on lines of credit                                                        (12,298,939)         (14,634,798)
  Repayment of long term-debt                                                             (562,080)            (462,394)
  Repayment on capital leases                                                              (19,634)              (4,205)
  Proceeds from issuance of preferred stock - net of costs                                3,169,559            2,668,750
  Proceeds from sale of investment                                                                             (168,655)
                                                                                   -----------------    -----------------

         Net cash provided by financing activities                                        3,198,764            2,436,848
                                                                                   -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        225,284            (126,690)


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              622,623              126,690
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $ 847,907         $          -

                                                                                   =================    =================
                                                                                                        (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
-------------------------------------------------------------------------------------------------------------------------
                                                                                                Six months
                                                                                                   ended
                                                                                   --------------------------------------
                                                                                     December 31,         December 31,
                                                                                         2001                 2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
  Cash paid during the period for:
      Interest                                                                     $  440,597           $   532,401
                                                                                   =================    =================
      Income taxes                                                                 $  215,101           $    10,000
                                                                                   =================    =================

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  The Company acquired entities in transactions summarized as follows:
     Fair value of assets acquired, including transaction costs                                         $  3,963,461
     Issuance of common stock                                                                           $  (919,000)
     Cash paid in business acquisition                                                                  $  (391,000)
                                                                                                        -----------------

       Liabilities assumed                                                                              $ 2,653,461
                                                                                                        =================

     Equipment acquired under capital leases                                       $         30,482
                                                                                   =================
     Common stock issued for services                                              $         25,000
                                                                                   =================

See notes to unaudited condensed consolidated financial statements.

                                   (Concluded)

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

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

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the entire year.

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

On March 2, 2001, Luxtec Corporation, a Massachusetts corporation ("Luxtec"), completed a merger (the "Merger") with PrimeSource Surgical, Inc., a Delaware corporation ("PrimeSource Surgical"), resulting in PrimeSource Surgical becoming a wholly owned subsidiary of Luxtec. Pursuant to the agreement and Plan of Merger, dated November 27, 2000, as amended, the former stockholders of PrimeSource Surgical received Luxtec capital stock in exchange for their PrimeSource Surgical capital stock. On June 22, 2001, the stockholders of Luxtec approved a name change to PrimeSource Healthcare, Inc.

Prior to the Merger Luxtec's year-end was October 31, however, their year end was changed to June 30 in order to conform to PrimeSource Surgical's year-end, pursuant to board approval on March 22, 2001. Luxtec's common stock was delisted from the American Stock Exchange on November 17, 2000. For accounting purposes, the Merger has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource Surgical as the acquirer (reverse acquisition). The Merger has been accounted for using the purchase method of accounting, and the results of Luxtec's operations have been included in the consolidated financial statements from March 2, 2001, the date of acquisition. The historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. All shares and per share data prior to the acquisition have been restated to reflect the par value and capital structure of Luxtec.

As of December 31, 2001, the Company and PrimeSource Surgical were each in default of certain financial covenants related to senior bank debt. Management is in discussions with the banks concerning non-compliance with the financial covenants. In addition, management has initiated discussions with other potential lenders concerning refinancing of the Company and PrimeSource
Surgical's  senior  bank debt.  In the event that the  Company  and  PrimeSource

Surgical are successful in obtaining replacement financing, the terms of the new financing may allow the Company to reclassify a substantial portion of the Company's and PrimeSource Surgical's current debt to long-term. There can be no assurances that management will be successful in obtaining adequate replacement financing.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company's fiscal year beginning November 1, 2002. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3)  INVENTORIES

At December 31, 2001 and June 30, 2001, inventories consist of the following:

                                             DECEMBER 31,           JUNE 30,
                                                 2001                 2001
                                             (UNAUDITED)

      Raw materials                              $1,001,627           $1,346,752
      Work-in-process                                80,695               62,884
      Finished goods                              8,469,254           10,071,006
      Reserve for obsolescence                  (2,187,685)          (1,659,410)
                                           -----------------    ----------------

      Inventories - net                          $7,363,891           $9,821,232
                                           =================    ================

4)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                December 31,           June 30,
                                                                    2001                 2001
                                                                (Unaudited)

      Term loan payable to bank - PrimeSource Surgical           $ 2,469,007          $ 2,904,709
      Term note payable to bank - Luxtec                             190,000              250,000
      Equipment note - Luxtec                                         39,191               89,191
      Other note payable                                              97,920              100,000
                                                            -----------------    -----------------

      Total                                                        2,796,118            3,343,900
      Less current portion                                       (2,711,390)          (3,259,885)
                                                            -----------------    -----------------

                                                                   $  84,728           $   84,015
                                                            =================    =================



On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate (4.75% at December 31, 2001) plus 2.0%. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of the Company's assets, excluding assets held by PrimeSource Surgical. At December 31, 2001, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime (4.75% at
December 31, 2001) plus 0.5% and is secured by substantially all of the Company's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note matures on March 31, 2002. At December 31, 2001, the Company had outstanding borrowings of $190,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0% and are secured by substantially all of the Company's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 commencing on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At December 31, 2001, the Company had outstanding borrowings of $39,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2001. However, the Luxtec Credit Agreement has a cross-default provision to the Company's other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company is in default under the Luxtec Credit Agreement as of December 31, 2001.

On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." Subject to the forbearance agreement discussed below, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($7,230,932 at December 31,

2001).  Borrowings  bear interest at Citizens' prime rate (4.75% at December 31,
2001) plus 0.75%. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At December 31, 2001, there was $476,651 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate (4.75% at December 31, 2001) plus 0.75%. The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. Pursuant to the forbearance agreement (discussed below) reached with Citizens on December 11, 2001, principal payments on the PrimeSource Surgical Term Note were suspended through March 31, 2002. At December 31, 2001, PrimeSource Surgical had outstanding borrowings of $2,469,007 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of December 31, 2001, and accordingly is in default under the PrimeSource Credit Agreement. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. The Company cannot assure that it will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. On January 31, 2002, management signed a preliminary term sheet with Comerica Bank that would provide refinancing for the Company and PrimeSource Surgical's senior bank debt. The terms are subject to completion of due diligence, documentation and other conditions. In the event that the Company is not successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, it may not have sufficient funds to continue operations.

On July 2, 2001, the Company raised $3,250,000 in additional equity capital through the issuance and sale of Units comprised of Series E Preferred Stock and warrants to purchase Common Stock. The proceeds from the offering were used to pay certain trade payables and to reduce outstanding borrowings under the PrimeSource Surgical Line of Credit.

On December 11, 2001, the Company entered into a forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. Pursuant to the agreement (i) Citizens, in its reasonable discretion, will determine the amounts which PrimeSource Surgical may draw under the PrimeSource Surgical Term Note and PrimeSource Surgical Line of Credit, (ii) the maximum amount available under the PrimeSource Surgical Line of Credit was permanently reduced to $9,500,000 and
(iii) Citizens agreed to defer the obligation of principal payment under the PrimeSource Surgical Term Note from the date of the agreement until March 31, 2002.

The Company's continuation as a going concern depends upon management's ability to obtain refinancing of certain senior bank debt. Because the ability to achieve debt refinancing and/or raise additional equity financing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's senior bank debt facilities and its potential impact on the Company's liquidity, as discussed above, substantial doubt exists about the Company's ability to continue as a going concern. On January 31, 2002, management signed a preliminary term sheet with Comerica Bank that would provide refinancing of the Luxtec Credit Agreement and the PrimeSource Surgical Credit Agreement. The potential terms are subject to completion of due diligence, documentation and other conditions. There can be no guarantee that we will ultimately enter into definite agreements with Coamerica or any other potential lender.


5)  RESTRUCTURING AND OTHER CHARGES:

In October 2001, PrimeSource engaged a restructuring agent to evaluate the Company's operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions and the reduction of debt levels through improved earnings.

As a result of the restructuring plan, during the quarter ended December 31, 2001, the Company recorded restructuring costs of approximately $2.5 million consisting of $400,000 in specialized restructuring consultants, $500,000 related to a remaining idle facility lease liability, $300,000 in costs for exited product lines related to the closure of the western sales region and $1,300,000 in employee severance. Approximately 29 administrative employees were released along with several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Prior to December 31, 2001 payments totaling approximately $702,500 were made, leaving a liability of $1,797,500 at December 31, 2001.

In December 2001, the Company's Board of Directors approved the sale of PEC. Terms of the sale were not finalized at December 31, 2001, however, management estimates that there will be no gain realized on the transaction. Accordingly, the Company wrote off previously recorded goodwill for PEC of $657,776 as an impairment writedown.

6)  SEGMENT REPORTING:

The Company is organized into three operating segments based on operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services - Surgical, and Specialty Distribution Services - Critical Care. A description of each segment and principal products and operations follows:

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

Following  the  Merger,  certain  products  of the  Specialty  Medical  Products
Manufacturing segment were sold to the Specialty Distribution - Surgical segment. Total sales between these segments totaled approximately $1,282,622 and $2,432,892 for the three and six months ended December 31, 2001, respectively.

Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.

                                    THREE MONTHS ENDED DECEMBER 31, 2001
                               -------------------------------------------------------------------------------

                                 Distribution -  Distribution -                   Corporate/
                                   Surgical      Critical Care  Manufacturing       Other           Total

Net sales                         $  7,575,568     $ 5,640,869    $ 1,791,307                     $ 15,007,744
                                  =============    ============    ============                   ============

Net loss                          $   (549,409)    $ (486,857)    $   258,464     $ (4,262,147)   $ (5,039,949)
                                  =============    ============    ============   =============   =============

Total assets                      $ 30,237,722     $ 5,627,754    $ 4,224,555     $    643,369    $ 40,733,400
                                  =============    ============    ============   =============   =============

Depreciation and
  amortization                    $    348,707     $    24,603    $    36,490     $    204,830    $ 614,630
                                  =============    ============    ============   =============   =============

Interest expense                  $     95,883     $    51,852    $    32,637     $      8,031    $ 188,403
                                  =============    ============    ============   =============   =============



                                    THREE MONTHS ENDED DECEMBER 31, 2000
                               ----------------------------------------------------------------

                                 Distribution -  Distribution -    Corporate/
                                   Surgical      Critical Care       Other           Total

Net sales                         $  8,340,321    $  3,095,704                    $ 11,436,025
                                  ============    =============                   ============

Net
  income (loss)                   $  (707,286)    $    (43,506)    $ (1,951,482)  $ (2,702,274)
                                  ============    =============    =============  ============

Total assets                      $ 25,135,479    $  6,985,154     $    555,494   $ 32,676,127
                                  ============    =============    =============  ============

Depreciation and
  amortization                    $    238,768    $     16,538     $     32,559   $    287,865
                                  ============    =============    =============  ============

Interest expense                  $    163,854    $     85,467                    $    249,321
                                  ============    =============                   ============


                                     SIX MONTHS ENDED DECEMBER 31, 2001
                               -----------------------------------------------------------------------------

                                  Distribution -  Distribution -                   Corporate/
                                    Surgical      Critical Care  Manufacturing       Other           Total

Net sales                        $  16,066,718   $  11,220,576   $  3,746,125                   $  31,033,419
                                 =============   =============   ============                   =============

Net
  income (loss)                  $   (343,785)   $     127,361   $    466,585     $ (5,547,065) $ (5,296,904)
                                 =============   =============   ============     ============= =============

Total assets                     $ 30,237,722    $  5,627,754    $ 4,224,555      $    643,369  $ 40,733,400
                                 =============   =============   ============     ============= =============

Depreciation and
  amortization                   $    618,849    $     47,801    $    66,291      $    465,477  $  1,198,418
                                 =============   =============   ============     ============= =============

Interest expense                 $    206,165    $    107,308    $    63,447      $     16,728  $    393,648
                                 =============   =============   ============     ============= =============


                                     SIX MONTHS ENDED DECEMBER 31, 2000
                               ----------------------------------------------------------------
                                  Distribution -  Distribution -    Corporate/
                                    Surgical      Critical Care       Other           Total

Net sales                        $  17,859,849    $  6,081,124                   $ 23,940,973
                                 =============    ============                   ============

Net
  income (loss)                  $   (504,811)    $    377,309     $ (2,723,500) $ (2,851,002)
                                 =============    ============     ============= ============

Total assets                     $  25,135,479    $  6,985,154     $    555,494  $ 32,676,127
                                 =============    ============     ============= ============

Depreciation and
  amortization                   $     497,766    $     22,282     $     67,878  $    587,926
                                 =============    ============     ============= ============

Interest expense                 $     346,764    $    170,234                   $    516,998
                                 =============    ============                   ============



7)  NET LOSS PER SHARE

Basic earnings (loss) per share amounts for the three and six month periods ending December 31, 2001 are calculated using only weighted-average outstanding shares of 7,927,327 and 7,906,241, respectively. Diluted earnings (loss) per share amounts for the three and six month periods ending December 31, 2001 are calculated using only weighted-average outstanding shares of 7,978,309 and 7,972,107, respectively, which include 50,982 and 65,866 shares of unvested restricted common stock for the three and six month periods, respectively, which are excluded from the calculation of basic earnings (loss) per share. Loss per share amounts for the three and six months ending December 31, 2000 are calculated using only weighted-average outstanding shares of 2,874,215. Options and warrants to purchase common stock totaling 3,680,033 and 2,217,210 at December 31, 2001 and 2000, respectively, and shares to be issued upon conversion of preferred stock were not used for computing diluted earnings
(loss) per share because the result would be antidilutive. Put warrants outstanding totaling 282,022 at both December 31, 2001 and 2000 were not used for computing diluted earnings (loss) per share because the result would be antidilutive.

8)  CAPITAL STOCK

On January 23, 2002, all of the outstanding shares of the Series D Convertible Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"), automatically converted into shares of a newly created Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Company issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon conversion of the Series D Preferred Stock. The Company did not receive any cash proceeds in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding.

The Series F Preferred Stock is convertible, at the option of the holder thereof at any time, into one share of Common Stock, subject to adjustment. Each share of Series F Preferred Stock is subject to automatic conversion upon consummation of a commitment public offering or upon a date specified by written consent of the holders of a majority of the outstanding shares of Series F Preferred Stock. Series F Preferred Stock accrues dividends at the rate of 8 percent per year of the original issue price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. In addition, the shares of Series F Preferred Stock have a mandatory redemption date of June 3, 2005 and are redeemable at the original issue price plus accrued but unpaid dividends. Each share of Series F Preferred Stock has one vote for each share of Common Stock into which it would be convertible on all matters submitted to a vote of the holders of Common Stock.

In connection with the conversion of the Series D Preferred Stock to Series F Preferred Stock, the quantity and exercise price of previously issued Series D Preferred Stock warrants were determined. 1,751,130 warrants to buy common stock were issued to the Series D stockholders with an exercise price of $1.00 per share and a 10 year life.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 2001

     All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.

     For accounting purposes, the Merger with PrimeSource Surgical has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource Surgical as the acquirer. The Merger has been accounted for using the purchase method of accounting, and the results of Luxtec's operations have been included in the consolidated financial statements from March 2, 2001, the date of the Merger. Our historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. As a result, the Company's prior results of operations are not comparable to our current results of operations.

RESULTS OF OPERATIONS

NET SALES: Net sales increased to $15,007,744 and $31,033,419 for the three and six months ended December 31, 2001, respectively, compared to $11,436,025 and $23,940,973 for the same periods in 2000. The net sales increase of $3,571,719, or 31.2% and $7,092,446, or 29.6% in the three and six month period in 2001 over comparable periods in 2000 was primarily the result of the merger of Luxtec in March, 2001 and the acquisition of New England Medical Specialties, Inc. ("NEMS") and Professional Equipment Co., Inc. ("PEC") in December 2000. The results of operations for Luxtec, NEMS and PEC were not included in the Company's consolidated net sales for the three and six months ended December 31, 2000.

COST OF SALES: Cost of sales increased to $10,855,506, or 72.3% of net sales and $21,043,215, or 67.8% of net sales for the three and six months ended December 31, 2001, respectively, compared to $8,524,915, or 74.5% of net sales and $16,938,591, or 70.8% of net sales for the same periods in 2000. The increase of $2,330,591, or 27.3% and $4,104,624, or 24.2% in the three and six month periods in 2001 over comparable periods in 2000 was primarily due to higher sales levels with the addition of Luxtec, NEMS and PEC operations and increased inventory reserves. The decrease in cost of sales as a percentage of net sales is primarily due to the addition of Luxtec, NEMS and PEC's financial results in the Company's consolidated financial results for the periods in 2001.

GROSS PROFIT: Gross profit increased to $4,152,238, or 27.7% of net sales and $9,990,204, or 32.2% of net sales for the three and six months ended December 31, 2001, respectively, compared to $2,911,110, or 25.5% of net sales and 7,002,382, or 29.2% of net sales for the same periods in 2000. The increase of $1,241,128, or 42.6% and $2,987,822, or 42.7% in the three and six month periods in 2001 over comparable periods in 2000 is primarily due to higher sales levels with the addition of Luxtec, NEMS and PEC operations. The increase in gross profit margins is primarily due to the addition of Luxtec, NEMS and PEC's financial results in the Company's consolidated financial results for the periods in 2001.

SELLING EXPENSE: Selling expense increased to $2,398,328, or 16.0% of net sales and $5,000,284, or 16.1% of net sales for the three and six months ended December 31, 2001, respectively, compared to $1,815,995, or 15.9% of net sales and $3,878,323, or 16.2% of net sales for the same periods in 2000. The increase of $582,333, or 32.1% and $1,121,961, or 28.9% is primarily a result of the merger of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec, NEMS and PEC were not included in the Company's consolidated selling expense for the three and six months ended December 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $3,472,014, or 23.1% of net sales and $6,026,929, or 19.4% of net sales for the three and six months ended December 31, 2001, respectively, compared to $3,061,942, or 26.8% of net sales and $4,664,942, or 19.5% of net sales for the same periods in 2000. The increase of $410,072, or 13.4% and $1,361,987, or 29.2% is primarily a result of the Company's hiring senior executive personnel, the write-off of PEC goodwill related to our decision to dispose of the division, increases in receivable reserves and the acquisition of Luxtec in March, 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec, NEMS and PEC were not included in the Company's consolidated general and administrative expenses for the six months ended December 31, 2000.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased to $614,630, or 4.1% of net sales and $1,198,418, or 3.9% of net sales for the three and six months ended December 31, 2001, respectively, compared to $287,865, or 2.5% of net sales and $587,926, or 2.5% of net sales for the same periods in 2000. The increase of $326,765, or 113.5% and $610,492, or 103.8% in depreciation and amortization expense is primarily a result in the Company's amortization of goodwill associated with the acquisition of Luxtec in March, 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations of Luxtec, NEMS and PEC were not included in the Company's consolidated depreciation and amortization expense for the three and six months ended December 31, 2000.

RESTRUCTURING EXPENSE: In early November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through projected improved earnings and potential asset sales. During the quarter ended December 31, 2001, we completed certain aspects of our new business model, executed a reduction in workforce and executive staff, exited the western sales region and continued our efforts to restructure or refinance our existing debt. As a result of this, restructuring expenses were recorded of $2,462,752, or 7.9% of net sales for the six months ended December 31, 2001.

INTEREST EXPENSE: Interest expense decreased to $188,403 and $393,648 for the three and six months ended December 31, 2001, respectively, compared to $249,321 and $516,998 for the same periods in 2000. The decrease of $60,918, or 24.4% and $123,350, or 23.9% was primarily the result of a reduction in interest rates.

NET LOSS: Net loss increased to $5,039,949 and $5,296,904 for the three and six months ended December 31, 2001, respectively, compared to $2,702,274 and $2,851,002 for the same periods in 2000. The increase of $2,337,675, or 86.5% and $2,445,902, or 85.8% resulted from expenses related to our restructuring and increased depreciation and amortization expense.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had a working capital deficit of $6,708,489 compared to a deficit of $6,309,266 at June 30, 2001. The increase in our working capital deficit was primarily the result of charges recorded in the quarter ended December 31, 2001 for restructuring.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate (4.75% at December 31, 2001) plus 2.0%. Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of our assets, excluding assets held by PrimeSource Surgical. At December 31, 2001, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime (4.75% at December 31,
2001) plus 0.5% and is secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Term Note requires monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note matures on March 31, 2002. At December 31, 2001, we had outstanding borrowings of $190,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate (4.75% at December 31, 2001) plus 1.0% and are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 commencing on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At December 31, 2001, we had outstanding borrowings of $39,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2001. However, the Luxtec Credit Agreement has a cross-default provision to the Company's other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company is in default under the Luxtec Credit Agreement as of December 31, 2001.

On June 14, 1999, our wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." Subject to the forbearance agreement discussed below, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($7,230,932 at December 31,
2001).  Borrowings  bear interest at Citizens' prime rate (4.75% at December 31,
2001) plus 0.75%. Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At December 31, 2001, there was $476,651 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate (4.75% at December 31, 2001) plus 0.75%. The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. Pursuant to the forbearance agreement (discussed further, below) reached with Citizens on December 11, 2001, principal payments on the PrimeSource Surgical Term Note were suspended through March 31, 2002. At December 31, 2001, PrimeSource Surgical had outstanding borrowings of $2,469,007 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of December 31, 2001, and accordingly is in default under the PrimeSource Credit Agreement. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. The Company cannot assure that it will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. In the event that the Company is not successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, it may not have sufficient funds to continue operations.

On July 2, 2001, we raised $3,250,000 in additional equity capital through the issuance and sale of Units comprised of Series E Preferred Stock and warrants to purchase Common Stock. The proceeds from the offering were used to pay certain trade payables and to reduce outstanding borrowings under the PrimeSource Surgical Line of Credit.

On December 11, 2001, the Company entered into a forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. Pursuant to the agreement (i) Citizens, in its reasonable discretion, will determine the amounts which PrimeSource Surgical may draw under the PrimeSource Surgical Term Note and PrimeSource Surgical Line of Credit, (ii) the maximum amount available under the PrimeSource Surgical Line of Credit was permanently reduced to $9,500,000 and
(iii) Citizens agreed to defer the obligation of principal payment under the PrimeSource Surgical Term Note from the date of the agreement until March 31, 2002.

The Company's continuation as a going concern depends upon management's ability to obtain refinancing of certain senior bank debt. Because the ability to achieve debt refinancing and/or raise additional equity financing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's senior bank debt facilities and its potential impact on the Company's liquidity, as discussed above, substantial doubt exists about the Company's ability to continue as a going concern. On January 31, 2002, management signed a preliminary term sheet with Comerica Bank that would provide refinancing of the Luxtec Credit Agreement and the PrimeSource Surgical Credit Agreement. The potential terms are subject to completion of due diligence, documentation and other conditions. There can be no guarantee that we will ultimately enter into definite agreements with Coamerica or any other potential lender.

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

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure relates to outstanding debt. The outstanding balance at December 31, 2001 is $11,458,863, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 23, 2002, all of the outstanding shares of our Series D Convertible Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"), automatically converted into shares of our newly created Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). We issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon conversion of the Series D Preferred Stock. We did not receive any cash proceeds in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding. Our sale of the Series F Preferred Stock was exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the former holders of the Series D Preferred Stock acquired the Series F Preferred Stock for their own respective accounts and not with a view to distribution.

The Series F Preferred Stock is convertible, at the option of the holder thereof at any time, into one share of our Common Stock, subject to adjustment. Each share of our Series F Preferred Stock is subject to automatic conversion upon our consummation of a commitment public offering or upon a date specified by written consent of the holders of a majority of the outstanding shares of Series F Preferred Stock. Series F Preferred Stock accrues dividends at the rate of 8 percent per year of the original issue price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. In addition, the shares of Series F Preferred Stock have a mandatory redemption date of June 3, 2005 and are redeemable at the original issue price plus accrued but unpaid dividends. Each share of Series F Preferred Stock has one vote for each share of our Common Stock into which it would be convertible on all matters submitted to a vote of the holders of our Common Stock.

In connection with the conversion of the Series D Preferred Stock to Series F Preferred Stock, the quantity and exercise price of previously issued Series D Preferred Stock warrants were determined. 1,751,130 warrants to buy common stock were issued to the Series D stockholders with an exercise price of $1.00 per share and a 10 year life.

ITEM 5.  OTHER INFORMATION.

On December 7, 2001 the Company announced the resignation as officers and directors of James L. Hersma, the Company's former Chief Executive Officer, Michael K. Bayley, the Company's former Chief Financial Officer and Executive Vice President and John F. Rooney, the Company's former Chairman of the Board and Executive Vice President of Corporate Development. Also on December 7, 2001, Brad Walker was appointed as the Company's Chief Restructuring Officer.

On December 19, 2001, the Company's Board of Directors approved a resolution to divest Professional Equipment Company. The Company recorded an impairment write down for the business unit totaling $657,776 for the three and six months ended December 31, 2001. The exact terms and conditions of this transaction are yet to be determined.

On December 21, 2001, the Company's Board of Directors appointed William H. Lomicka as Chairman of the Board, Shaun McMeans as Chief Operating Officer and Chief Financial Officer and Joseph Potenza as the Senior Vice President of Sales and Marketing.

On January 31, 2002, management signed a preliminary term sheet with Comerica Bank that would provide refinancing of the Luxtec Credit Agreement and the PrimeSource Surgical Credit Agreement. The potential terms are subject to completion of due diligence, documentation and other conditions. There can be no guarantee that we will ultimately enter into definite agreements with Coamerica or any other potential lender.

Amended and Restated By-Laws to provide that the President of the Company does not have to be a director of the Company. On that date, the Company's Board of Directors also appointed Brad Walker as President of the Company and Shaun McMeans as Clerk and Treasurer of the Company, in addition to the capacities each of Messrs. Walker and McMeans already served for the Company.

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

3.18     Certificate  of  Correction  dated  July  13,  2001   (Incorporated  by
         reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19     Certificate  of Vote of Directors  Establishing  a Series or a Class of
         Stock,  dated  January  23,  2002  (Series  F  Convertible   Redeemable
         Preferred Stock).

3.20 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).

3.21     Amendment to Amended and Restated By-Laws.

(b) Reports on Form 8-K: The Company filed a current report on Form 8-K dated December 7, 2001, announcing under Item 5 the resignation of James L. Hersma, Michael K. Bayley and John F. Rooney as officers and directors of the Company. The Company also filed a current report on Form 8-K dated December 31, 2001, announcing under Item 5 the appointment of William H. Lomicka as Chairman of the Board, Shaun McMeans as the Company's Chief Financial Officer & Chief Operating Officer and Joseph Potenza as the Company's Senior Vice President of Sales and Marketing.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PRIMESOURCE HEALTHCARE, INC.
                                             (Registrant)







February 13, 2002                       s/  SHAUN MCMEANS
-----------------------                 -------------------
Date                                    Shaun McMeans
                                        Chief Financial Officer
                                        (Principal Accounting Officer and Duly
                                         Authorized Executive Officer)

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

3.18     Certificate  of  Correction  dated  July  13,  2001   (Incorporated  by
         reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19     Certificate  of Vote of Directors  Establishing  a Series or a Class of
         Stock,  dated  January  23,  2002  (Series  F  Convertible   Redeemable
         Preferred Stock).

3.20 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).

3.21     Amendment to Amended and Restated By-Laws.