Form 10-Q
period 2002-03-31
LUXTEC CORP /MA/
filed 2002-05-15
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------   --------------

                        Commission File Number: 0-14961B

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

    Massachusetts                                               04-2741310
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

Yes     X    No
     -------    --------

On April 26, 2002, there were 7,978,309 shares of the Registrant's common stock outstanding.

                          PRIMESOURCE HEALTHCARE, INC.

                                TABLE OF CONTENTS

PART I             FINANCIAL INFORMATION
                   Item 1.    Financial Statements
                                   Consolidated Balance Sheets.................................................    3
                                   Unaudited Consolidated Statements of Operations.............................    5
                                   Unaudited Consolidated Statement of Stockholders' Deficit...................    6
                                   Unaudited Consolidated Statements of Cash Flow..............................    7
                                   Notes to Unaudited Condensed Consolidated Financial Statements..............    9

                   Item 2.    Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations...................................................    17
                   Item 3.    Quantitative or Qualitative Disclosure About Market Risk.........................    21

PART II            OTHER INFORMATION

                   Item 2.    Changes in Securities and Use of Proceeds........................................    22
                   Item 3.    Defaults Upon Senior Securities..................................................    23
                   Item 5.    Other Information................................................................    23
                   Item 6.    Exhibits and Reports.............................................................    24

SIGNATURES         ............................................................................................    26

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1   Financial Statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                      March 31,             June 30,
ASSETS                                                                                   2002                 2001
                                                                                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                           $  1,463,532           $  622,623
   Accounts receivable - net of allowance for doubtful accounts of
     approximately $529,000 and $622,000, respectively                                    7,395,517            8,771,207
   Inventories - net                                                                      7,619,230            9,821,232
   Prepaid expenses and other current assets                                                187,790              152,260
                                                                                   -----------------    -----------------

         Total current assets                                                            16,666,069           19,367,322

PROPERTY, PLANT, AND EQUIPMENT -  Net                                                     1,424,021            1,740,340

INTANGIBLE ASSETS - Net of accumulated amortization of approximately
  $263,000 and $221,000, respectively                                                       159,131              140,479

GOODWILL - Net of accumulated amortization of approximately $3,436,000 and
  $2,175,000, respectively                                                               21,926,402           23,844,720

OTHER ASSETS                                                                                428,266              357,093
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 40,603,889          $45,449,954
                                                                                   =================    =================

------------------------------------------------------------------------------------------------------------------------------------
(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and CAPITAL DEFICIENCY                                                  March 31, 2002       June 30, 2001
                                                                                     (Unaudited)
CURRENT LIABILITIES:
    Accounts payable                                                                    $ 7,111,806          $10,994,075
    Accrued expenses                                                                      3,144,344            2,747,957
    Accrued restructuring costs                                                           1,535,215
    Customer deposits                                                                       354,152              568,116
    Income taxes payable                                                                     98,758                9,500
    Other liabilities                                                                        88,909
    Lines of credit                                                                       8,438,602            8,051,826
    Current portion of long-term debt                                                     2,551,359            3,259,885
    Current portion of capital lease obligations                                             41,332               45,229
                                                                                   -----------------    -----------------

         Total current liabilities                                                       23,364,477           25,676,588

CAPITAL LEASE OBLIGATIONS - Net of current portion                                           67,441               72,339

LONG-TERM DEBT - Net of current portion                                                      81,229               84,015

WARRANT PUT OBLIGATION                                                                       95,000               95,000

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value - authorized,
    334,864 shares; issued and outstanding, 334,864 shares; aggregate liquidation preference of $18,689,073 and $17,803,482,
    respectively                                                                         16,019,826           15,134,235

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value -
    authorized, 20,000 shares; issued and outstanding, 14,008 shares;
    aggregate liquidation preference of $4,949,397                                                             4,949,397

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK - $1.00 par value - authorized
    1,000,000 shares; issued and outstanding 325,000 shares;
    aggregate liquidation preference of $9,944,466                                        1,840,924

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK - No par value - authorized,
    5,221,248 shares; issued and outstanding, 5,221,248 shares;
    aggregate liquidation preference of $5,297,922                                        3,395,787

CAPITAL DEFICIENCY:
    Common stock, $0.01 par value - authorized  50,000,000 shares; issued
    and outstanding 7,978,309 and 7,959,704, respectively                                    79,783               79,597
    Additional paid-in capital                                                           12,490,202            8,434,697
    Accumulated deficit                                                                (16,830,780)          (9,075,914)
                                                                                   -----------------    -----------------

          Net capital deficiency                                                        (4,260,795)            (561,620)
                                                                                   -----------------    -----------------

TOTAL                                                                                  $ 40,603,889         $ 45,449,954
                                                                                   =================    =================

See notes to unaudited condensed consolidated financial statements.
                                                                                                             (Concluded)


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated statements of operations
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------

                                                            Three months                          Nine months
                                                                ended                                ended
                                                  ----------------------------------    ---------------------------------
                                                  March 31, 2002     March 31, 2001       March 31,          March 31,
                                                                                            2002               2001

NET SALES                                           $ 14,585,144       $ 12,691,569      $ 45,618,563       $ 36,632,292

COST OF SALES                                          9,688,552          8,362,771        30,731,767         25,301,361
                                                  ---------------    ---------------    --------------     --------------

GROSS PROFIT                                           4,896,592          4,328,798        14,886,796         11,330,931
                                                  ---------------    ---------------    --------------     --------------

OPERATING EXPENSES
     Selling expense                                   2,200,521          2,334,786         7,200,805          6,306,167
     General and administrative expense                2,004,471          1,951,346         8,031,400          6,727,425
     Depreciation and amortization expense               629,271            411,626         1,827,689            999,552
     Restructuring expense                               340,941                            2,803,693
                                                  ---------------    ---------------    --------------     --------------

          Total operating expenses                     5,175,204          4,697,758        19,863,587         14,033,144
                                                  ---------------    ---------------    --------------     --------------

OPERATING LOSS                                         (278,612)          (368,960)       (4,976,791)        (2,702,213)

INTEREST EXPENSE                                       (182,726)          (275,990)         (576,374)          (786,497)

OTHER INCOME (EXPENSE)                                  (15,288)              5,899           (4,665)                704
                                                  ---------------    ---------------    --------------     --------------

LOSS BEFORE INCOME TAX PROVISION                       (476,626)          (639,051)       (5,557,830)        (3,488,006)

INCOME TAX PROVISION                                    (63,600)                            (279,300)
                                                  ---------------    ---------------    --------------     --------------

NET LOSS                                               (540,226)          (639,051)       (5,837,130)        (3,488,006)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK             (432,387)          (285,507)       (1,902,272)          (849,690)
                                                  ---------------    ---------------    --------------     --------------

NET LOSS AVAILABLE FOR COMMON STOCKHOLDERS
                                                     $ (972,613)        $ (924,558)      $(7,739,402)       $(4,337,696)
                                                  ===============    ===============    ==============     ==============

LOSS PER SHARE:
  Basic                                               $   (0.12)         $   (0.22)        $   (0.98)         $   (1.32)
                                                  ===============    ===============    ==============     ==============
  Diluted                                             $   (0.12)         $   (0.22)        $   (0.98)         $   (1.32)
                                                  ===============    ===============    ==============     ==============


See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
UNAUDITED


                                                                                                                         Total
                                                    Common Stock              Additional                             Stockholders'
                                           ---------------------------      Paid-in Capital        Accumulated           Equity
                                                Shares     Amount                                  Deficit            (Deficit)

BALANCE, JUNE 30, 2001                       7,959,704     $  79,597            $8,434,697       $ (9,075,914)         $ (561,620)

Issuance of common stock                        18,605                              24,814                                  25,000
                                                                 186
Warrants and beneficial conversion
    features of preferred stock                                                  3,912,000                               3,912,000
Accretion of preferred stock warrants
    and beneficial conversion                                                                        (478,690)           (478,690)
Accretion of Series E costs                                                                           (10,464)            (10,464)
Preferred stock dividends                                                                          (1,428,582)         (1,428,582)
Restricted common stock vesting                                                    118,709                                 118,709
Refund fractional shares                                                              (18)                                    (18)
Net loss                                                                                           (5,837,130)         (5,837,130)
                                           ------------    -----------    -----------------    ----------------    ----------------

BALANCE, MARCH 31, 2002                      7,978,309     $  79,783          $ 12,490,202       $(16,830,780)       $ (4,260,795)
                                           ============    ===========    =================    ================    ================

See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

Consolidated statements OF CASH FLOW
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months
                                                                                                   ended
                                                                                   --------------------------------------
                                                                                      March 31,            March 31,
                                                                                         2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(5,837,130)          (3,488,006)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
      Depreciation and amortization                                                       1,849,139              982,603
      Loss on disposal of property, plant and equipment                                      32,223
      Impairment write down on subsidiary held for sale                                     657,776
      Compensation expense on common stock                                                  118,709
      Change in operating assets and liabilities:
          Accounts receivable                                                             1,375,690            1,667,131
          Inventories                                                                     2,202,002            (393,274)
          Income tax receivable and payable                                                  89,258
          Prepaid expenses and other current assets                                        (35,530)              810,870
          Other assets                                                                    (177,405)            1,015,288
          Accounts payable                                                              (3,882,269)            (596,428)
          Accrued expenses                                                                  501,381              277,868
          Accrued restructuring cost                                                      1,535,215
          Customer deposits                                                               (213,964)
                                                                                   -----------------    -----------------

         Net cash (used in) provided by operating activities                            (1,784,905)              276,052
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                               (72,962)            (666,138)
  Proceeds from the sale of fixed assets                                                      4,000
  Purchase of intangibles                                                                  (64,123)
  Cash paid for business acquisitions, net of cash acquired                                                    (407,640)
  Acquisition of other assets                                                              (31,904)
                                                                                   -----------------    -----------------

         Net cash used in investment activities                                           (164,989)          (1,073,778)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                                       16,217,338           22,668,110
  Repayments on lines of credit                                                        (15,830,562)         (24,850,909)
  Repayment of long term-debt                                                             (732,760)          (2,955,670)
  Repayment on capital leases                                                              (30,363)             (48,211)
  Proceeds from issuance of preferred stock - net of costs                                3,167,168            5,857,716
  Repayments of fractional shares                                                              (18)
                                                                                   -----------------    -----------------

         Net cash provided by financing activities                                        2,790,803              671,036
                                                                                   -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        840,909            (126,690)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              622,623              126,690
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $  1,463,532                    -
                                                                                   =================    =================


                                                                                                                         (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months
                                                                                                   ended
                                                                                   --------------------------------------
                                                                                      March 31,            March 31,
                                                                                         2002                 2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period
  for:
      Interest                                                                     $       571,300      $    770,658
                                                                                   =================    =================
      Income taxes                                                                 $       215,101      $     10,000
                                                                                    =================    =================

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
  The Company acquired entities in transactions summarized as follows:
     Fair value of assets acquired, including transaction costs                                         $     17,076,173
     Issuance of common stock                                                                           $    (4,254,000)
     Issuance of Series D preferred stock                                                               $    (1,456,180)
     Cash paid in business acquisition                                                                  $      (391,000)
                                                                                                        -----------------

       Liabilities assumed                                                                              $     10,974,993
                                                                                                        =================

  Equipment acquired under capital leases                                          $         30,482
                                                                                   =================
  Common stock issued for services                                                 $         25,000
                                                                                   =================


See notes to unaudited condensed consolidated financial statements.

                                                                     (Concluded)

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1)  BASIS OF PRESENTATION OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
    STATEMENTS

The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. ("PrimeSource" or the "Company") and its subsidiaries. The Company's operating wholly-owned subsidiaries include PrimeSource Surgical, Inc., Ruby Merger Sub, Inc. (dba New England Medical Specialties, Inc. and Professional Equipment Co., Inc.) and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. PrimeSource's continuation as a going concern depends upon the Company's ability to restructure and/or refinance certain senior bank debt. Because the ability to achieve debt restructuring and/or refinancing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's existing senior bank credit facilities and its potential impact on the Company's liquidity, as discussed below, substantial doubt exists about the Company's ability to continue as a going concern. The terms of a forbearance agreement with Citizens Bank of Massachusetts requires that the Company have a commitment from a potential investor or lender by June 30, 2002 to pay off the balance of one of our term notes by July 31, 2002. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

PrimeSource, a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

On March 2, 2001, Luxtec Corporation, a Massachusetts corporation ("Luxtec"), completed a merger (the "Merger") with PrimeSource Surgical, Inc., a Delaware corporation ("PrimeSource Surgical"), resulting in PrimeSource Surgical becoming a wholly-owned subsidiary of Luxtec. Pursuant to the agreement and Plan of Merger, dated November 27, 2000, as amended, the former stockholders of PrimeSource Surgical received Luxtec capital stock in exchange for their PrimeSource Surgical capital stock. On June 22, 2001, the stockholders of Luxtec approved a name change to PrimeSource Healthcare, Inc.

Prior to the Merger, Luxtec's year-end was October 31, however this year-end was changed to June 30 in order to conform to PrimeSource Surgical's year-end, pursuant to board approval on March 22, 2001. Luxtec's common stock was delisted from the American Stock Exchange on November 17, 2000. For accounting purposes, the Merger has been treated as the acquisition of Luxtec by PrimeSource Surgical with PrimeSource Surgical as the acquirer (reverse acquisition). The Merger has been accounted for using the purchase method of accounting, and the results of Luxtec's operations have been included in the consolidated financial statements from March 2, 2001, the date of acquisition. The historical financial statements prior to March 2, 2001 are those of PrimeSource Surgical. All shares and per share data prior to the acquisition have been restated to reflect the par value and capital structure of Luxtec.

As of March 31, 2002, the Company and PrimeSource Surgical were each in default of certain financial covenants related to their senior bank debt. Management is in discussions with the banks concerning non-compliance with the financial covenants. In addition, management has initiated discussions with other potential lenders concerning refinancing of the Company's and PrimeSource Surgical's senior bank debt and senior subordinated debt. In the event that the

Company and PrimeSource Surgical are successful in obtaining replacement financing, the terms of the new financing may allow the Company to reclassify a substantial portion of the Company's and PrimeSource Surgical's current debt to long-term. There can be no assurances that management will be successful in obtaining adequate replacement financing.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company's fiscal year beginning July 1, 2002. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

3)  INVENTORIES

At March 31, 2002 and June 30, 2001, inventories consisted of the following:


                                                March 31,             June 30,
                                                   2002                 2001

    Raw materials                               $1,254,296           $1,346,752
    Work-in-process                                163,749               62,884
    Finished goods                               8,259,924           10,071,006
    Reserve for obsolescence                   (2,058,739)          (1,659,410)
                                          -----------------    -----------------

    Inventories - net                           $7,619,230           $9,821,232
                                          =================    =================

4)  LONG-TERM DEBT

At March 31, 2002 and June 30, 2001, long-term debt consisted of the following:

                                               March 31,             June 30,
                                                  2002                 2001

    Term loan payable to bank                  $ 2,363,657          $ 2,904,709
    Term note payable to bank                      160,000              250,000
    Equipment note                                  14,191               89,191
    Other note payable                              94,740              100,000
                                          -----------------    -----------------

    Total                                        2,632,588            3,343,900
    Less current portion                       (2,551,359)          (3,259,885)
                                          -----------------    -----------------

    Long-term debt                               $  81,229           $   84,015
                                          =================    =================



The PrimeSource Surgical Credit Agreement (as defined below) with Citizens Bank of Massachusetts, or "Citizens," contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of March 31, 2002, and accordingly is in default under the PrimeSource Surgical Credit Agreement. PrimeSource Surgical has entered into a forbearance with Citizens which defers the obligation of certain principal payments until July 31, 2002 provided that the Company has a commitment from a potential investor or lender by June 30, 2002 to pay off the balance of the PrimeSource Surgical Term Note. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. The Company cannot assure that it will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. In the event that the Company is not successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, it will not have sufficient funds to continue operations.

On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate plus 2.0% (6.75% at March 31, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of the Company's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At March 31, 2002, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime plus 0.5% (5.50% at March 31, 2002) and is secured by substantially all of the Company's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note requires monthly principal payments of $10,000 which commenced on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $160,000 on that date. The Company was granted an extension by ARK on the payment of the Luxtec Term Note until May 31, 2002. See the Forbearance Agreement, dated May 14, 2002, between PrimeSource Healthcare, Inc. and ARK CLO 2000-1 LIMITED, attached hereto as Exhibit 10.5. At March 31, 2002, the Company had outstanding borrowings of $160,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate plus 1.0% (5.75% at March 31, 2002) and are secured by substantially all of the Company's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 which commenced on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At March 31, 2002, the Company had outstanding borrowings of $14,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of March 31, 2002. However, the Luxtec Credit Agreement has a cross-default provision to the Company's other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company is in default under the Luxtec Credit Agreement as of March 31, 2002.

On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens for a line of credit, or the "PrimeSource Surgical Line of Credit." The maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($6,747,073 at March 31,
2002). Borrowings bear interest at Citizens' prime rate plus 0.75% (5.50% at March 31, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At March 31, 2002, there was $130,088 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate plus 0.75% (5.50% at March 31, 2002). The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. Pursuant to a forbearance agreement reached with Citizens on December 11, 2001 and subsequent extensions to that agreement (discussed below), certain principal payments on the PrimeSource Surgical Term Note have been suspended until July 31, 2002. At March 31, 2002, PrimeSource Surgical had outstanding borrowings of $2,363,657 under the PrimeSource Surgical Term Loan.

On December 11, 2001, PrimeSource Surgical entered into a forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Forbearance Agreement, dated December 11, 2001, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.1. Pursuant to the agreement (i) Citizens, in its reasonable discretion, will determine the amounts which PrimeSource Surgical may draw with Citizens under the PrimeSource Surgical Term Note and PrimeSource Surgical Line of Credit (ii) the maximum PrimeSource Surgical Line of Credit was permanently reduced to $9,500,000 and (iii) Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note from the date of the agreement until January 18, 2002.

On January 17, 2002, PrimeSource Surgical and Citizens extended the December 11, 2001 forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Amendment to the Forbearance Agreement, dated January 17, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.2. Pursuant to that extension, Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note through March 29, 2002. In addition, on March 7, 2002, PrimeSource Surgical and Citizens further extended the December 11, 2001 forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Amendment to Forbearance Agreement, dated March 7, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.3. Pursuant to that extension, Citizens agreed to further defer the obligation of certain principal payments under the PrimeSource Surgical Term Note through March 29, 2002 and PrimeSource Surgical paid Citizens an amendment fee of $12,500.

On April 23, 2002, PrimeSource Surgical and Citizens extended the December 11, 2001 forbearance agreement through July 31, 2002. See the Amendment to the Forbearance Agreement, dated April 23, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.4. Pursuant to that extension, Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note until July 31, 2002. A second condition of the forbearance agreement was a requirement to have a commitment from a potential investor or lender by June 30, 2002 to pay off the balance of the PrimeSource Surgical Term Note (which was $2,363,657 at March 31, 2002) by July 31, 2002. If PrimeSource Surgical is unable to obtain a commitment or otherwise refinance the PrimeSource Surgical Term Note, Citizens has requested that PrimeSource Surgical submit a written plan that provides for the immediate repayment of the PrimeSource Surgical Term Note. Citizens has indicated, however, that subject to paying off the balance of the PrimeSource Surgical Term

Note, it would commit to continued financing under the PrimeSource Surgical Line of Credit for a minimum of one year. In connection with the execution of the April 23, 2002 forbearance agreement, the Company has agreed to pay a $25,000 amendment fee to Citizens.

On January 31, 2002, the Company signed a preliminary term sheet with Comerica Bank that would provide refinancing for the Company's and PrimeSource Surgical's senior bank debt. The terms are subject to completion of due diligence, documentation and other conditions. In March 2002, Comerica Bank agreed to provide the Company a senior revolving line of credit subject to certain limitations and conditions. As of the date of this Report, the Company has not entered into a final agreement with Comerica Bank and it cannot assure that it will ultimately enter into a definitive agreement with Comerica Bank or any other potential lender.

The Company's continuation as a going concern depends upon management's ability to restructure and/or refinance certain senior bank debt. Because the ability to achieve debt restructuring and/or refinancing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's senior bank debt facilities and its potential impact on the Company's liquidity, as discussed above, substantial doubt exists about the Company's ability to continue as a going concern. If the Company does not restructure and/or refinance its debt by the end of June 2002, it is not likely that the Company will be able to continue as a going concern.

5)  RESTRUCTURING AND OTHER CHARGES:

In October 2001, PrimeSource engaged CRP as a restructuring agent to evaluate the Company's operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through improved earnings.

As a result of the restructuring plan, during the quarter ended March 31, 2002, the Company recorded restructuring costs of approximately $341,000 consisting of $263,000 in specialized restructuring consultants and $78,000 in employee severance. During the nine month period ended March 31, 2002, approximately twenty-nine administrative employees were released along with several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President.

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

Following the Merger, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution Services - Surgical segment. Total sales between these segments totaled approximately $1,205,922 and $3,638,814 for the three and nine months ended March 31, 2002, respectively.

Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.


                                                         THREE MONTHS ENDED MARCH 31, 2002
                               ---------------------------------------------------------------------------------------

                                Distribution -    Distribution -                     Corporate/
                                   Surgical       Critical Care    Manufacturing        Other             Total


Net sales                           $ 6,726,939      $ 5,790,836     $ 2,067,369                        $ 14,585,144
                                    ============     ============    ============                       ============

Net
  income (loss)                     $   109,468      $ $ 353,877     $   443,772       $(1,447,343)     $  (540,226)
                                    ============     ============    ============      ==============   ============

Total assets                        $28,573,508      $ 6,893,836     $ 4,461,154       $   675,391      $ 40,603,889
                                    ============     ============    ============      ==============   ============

Depreciation and
  amortization                      $   269,184      $  $ 25,740     $    37,840       $   296,507      $    629,271
                                    ============     ============    ============      ==============   ============

Interest expense                    $    83,965      $  $ 43,656     $    46,997       $   $ 8,108      $    182,726
                                    ============     ============    ============      ==============   ============



                                                         THREE MONTHS ENDED MARCH 31, 2002
                               ---------------------------------------------------------------------------------------

                                Distribution -    Distribution -                     Corporate/
                                   Surgical       Critical Care    Manufacturing        Other             Total


Net sales                           $ 7,969,303      $ 4,104,171     $   618,095                        $ 12,691,569
                                    ============     ============    ============                       ============

Net
  income (loss)                     $  (151,651)     $   294,432     $    57,500        $  (839,332)    $  (639,051)
                                    ============     ============    ============      ==============   ============

Total assets                        $31,434,262      $ 7,299,339     $ 4,918,379        $   539,524     $ 44,191,504
                                    ============     ============    ============      ==============   ============

Depreciation and
  amortization                      $   312,676      $    41,365     $    14,947        $   42,638      $    411,626
                                    ============     ============    ============      ==============   ============

Interest expense                    $   153,664      $    79,205     $    43,121                        $    275,990
                                    ============     ============    ============                       ============


                                                               NINE MONTHS ENDED MARCH 31, 2002

                                Distribution -    Distribution -                     Corporate/
                                   Surgical       Critical Care    Manufacturing        Other             Total


Net sales                          $ 22,793,657      $ 17,011,412    $ 5,813,494                        $ 45,618,563
                                    ============     ============    ============                       ============

Net
  income (loss)                    $   (234,317)     $    481,238    $   910,356       $  (6,994,407)   $ (5,837,130)
                                    ============     ============    ============      ==============   ============

Total assets                       $ 28,573,508      $  6,893,836    $ 4,461,154       $      675,391   $ 40,603,889
                                    ============     ============    ============      ==============   ============

Depreciation and
  amortization                     $    888,033      $     73,541    $   116,294       $      749,821   $ 1,827,689
                                    ============     ============    ============      ==============   ============

Interest expense                   $    290,130      $    150,964    $   110,444       $       24,836   $   576,374
                                    ============     ============    ============      ==============   ============


                                                               NINE MONTHS ENDED MARCH 31, 2002

                                Distribution -    Distribution -                     Corporate/
                                   Surgical       Critical Care    Manufacturing        Other             Total



Net sales                           $ 25,828,902     $ 10,185,295    $   618,095                        $ 36,632,292
                                    ============     ============    ============                       ============

Net
  income (loss)                     $  (654,415)     $    671,741    $    57,500       $  (3,562,832)   $ (3,488,006)
                                    ============     ============    ============      ==============   ============

Total assets                        $ 31,434,262     $  7,299,339    $ 4,918,379       $     539,524    $ 44,191,504
                                    ============     ============    ============      ==============   ============

Depreciation and
  amortization                      $    810,442     $     63,648    $    14,947       $     110,515    $    999,552
                                    ============     ============    ============      ==============   ============

Interest expense                    $    493,937     $    249,439    $    43,121                        $    786,497
                                    ============     ============    ============                       ============

7)  NET LOSS PER SHARE

Loss per share amounts for the three and nine month periods ending March 31, 2002 are calculated using only weighted-average outstanding shares of 7,925,554 and 7,964,179, respectively. Loss per share amounts for the three and nine months ending March 31, 2001 are calculated using only weighted average outstanding shares of 4,131,660 and 3,294,503 respectively. Options and warrants to purchase common stock totaling 5,624,011 and 2,407,441 at March 31, 2002 and 2001, respectively, and shares to be issued upon conversion of preferred stock were not used for computing diluted earnings (loss) per share because the result would be antidilutive. Put warrants outstanding totaling 282,022 at both March 31, 2002 and 2001 were not used for computing diluted earnings (loss) per share because the result would be antidilutive.


8)  PREFERRED STOCK

On June 29, 2001, the Company created a new stock class, Series E preferred stock (the "Series E Stock"), with 1,000,000 authorized shares and a par value of $10.00 per share. In July 2001, the Company issued 325,000 shares for gross proceeds of $3,250,000. Warrants to purchase five shares of common stock at $1.00 per share were issued with each share of Series E Stock. These warrants vested immediately and expire June 28, 2011. Series E Stock is convertible into 10 shares of common stock at the option of the holder at any time. Each share of Series E Stock has one vote for each share of common into which it would be convertible. In addition, Series E Stock ranks senior to all other stock of the Company. Series E Stock accrues dividends at the rate of 8 percent per year of the original issuance price of $10.00 per share and has a liquidation preference equal to $30.00 per share plus an amount equal to all accrued but unpaid dividends. The Series E Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $10.00 per share plus accrued but unpaid dividends. The Series E Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. The warrants issued in connection with the issuance of the Series E Preferred Stock are exercisable for an aggregate of 1,625,000 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants was determined to be $950,000 using Black-Scholes with a 7-year life, a 5.14 percent risk-free interest rate and 50 percent volatility. The value of the warrants and the resultant beneficial conversion feature totaling $1,900,000 were recorded to additional paid-in capital.

On January 23, 2002, all of the outstanding shares of Series D Convertible Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"), automatically converted into shares of the newly created Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The company issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon conversion of the Series D Preferred Stock. No cash proceeds were received in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding. The Series F Preferred Stock is convertible, at the option of the holder thereof at any time, into one share of our common stock, par value $.01 per share (the "Common Stock"), subject to adjustment. Each share of the Series F Preferred Stock is subject to automatic conversion upon our consummation of a commitment to a public offering or upon a date specified by written consent of the holders of a majority of the outstanding shares of Series F Preferred Stock. Series F Preferred Stock accrues dividends at the rate of 8 percent per year of the original issue price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. In addition, the shares of Series F Preferred Stock have a mandatory redemption date of June 3, 2005 and are redeemable at the original issue price plus accrued but unpaid dividends. Each share of Series F Preferred Stock has one vote for each share of our Common Stock into which it would be convertible on all matters submitted to a vote of the holders of Common Stock.

In connection with the conversion of the Series D Preferred stock to Series F Preferred Stock, the quantity and exercise price of the previously issued Series D Preferred Stock warrants were established. The warrants issued in connection with the issuance of the Series D Preferred Stock are exercisable for an aggregate of 1,751,130 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants was determined to be $1,006,000 using Black-Scholes with a 7-year life, a 4.790 percent risk-free interest rate and 50 percent volatility. The value of the warrants and the resultant beneficial conversion feature totaling $2,012,000 were recorded to additional paid in capital.

                 PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 2002

     All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties.
Generally, the words "anticipates," believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based. Please note that substantial doubt exists about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

NET SALES: Net sales increased to $14,585,144 and $45,618,563 for the three and nine months ended March 31, 2002, respectively, compared to $12,691,569 and $36,632,292 for the same periods in 2001. The net sales increase of $1,893,575, or 14.9%, and $8,986,271, or 24.5%, in the three and nine month period in 2002 over comparable periods ended in 2001 was a result of the merger of Luxtec in March, 2001 and the acquisition of New England Medical Specialties, Inc. ("NEMS") and Professional Equipment Co., Inc. ("PEC") in December 2000. The results of operations for Luxtec were not included in the Company's consolidated net sales for the three and nine months ended March 31, 2001 and consolidated net sales of NEMS and PEC were included for only the three months ending March 31, 2001.

COST OF SALES: Cost of sales increased to $9,688,552, or 66.4% of net sales, and $30,731,767, or 67.4% of net sales, for the three and nine months ended March 31, 2002, respectively, compared to $8,362,771, or 65.9% of net sales, and $25,301,361, or 69.1% of net sales, for the same periods ended in 2001. The increase of $1,325,781, or 15.9%, and $5,430,406, or 21.5%, in the three and nine month period in 2002 over comparable periods in 2001 was primarily due to higher sales levels with the addition of Luxtec, NEMS and PEC operations, and increased inventory reserves.

GROSS PROFIT: Gross profit increased to $4,896,592, or 33.6% of net sales, and $14,886,796, or 32.6% of net sales, for the three and nine months ended March 31, 2002, respectively, compared, to $4,328,798, or 34.1% of net sales, and $11,330,931, or 30.9% of net sales, for the same periods ended in 2001. The increase of $567,794, or 13.1%, and $3,555,865, or 31.4%, in the three and nine month period in 2002 over comparable periods in 2001 is primarily due to higher sales levels with the addition of Luxtec, NEMS and PEC operations.

SELLING EXPENSE: Selling expense decreased to $2,200,521, or 15.1% of net sales, and increased to $7,200,805, or 15.8% of net sales, for the three and nine months ended March 31, 2002, respectively, compared to $2,334,786, or 18.4% of net sales, and $6,306,167, or 17.2% of net sales, for the same periods ended in 2001. The decrease of $134,265, or 5.8%, for the three months is primarily a result of the closure of the western sales region as a part of the Company's restructuring plan and the increase of $894,638, or 14.2%, for the nine months is primarily a result of the merger of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec were not included in the Company's consolidated selling expense for the three and nine months ended March 31, 2001 and consolidated selling expenses of NEMS and PEC were included for only the three months ending March 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense increased to $2,004,471, or 13.7% of net sales, and $8,031,400, or 17.6% of net sales, for the three and nine months ended March 31, 2002, respectively, compared to $1,951,346, or 15.4% of net sales, and $6,727,425, or 18.4% of net sales, for the same periods ended in 2001. The increase of $53,125, or 2.7%, and $1,303,975, or 19.4%, is primarily a result of the Company's hiring senior executive personnel, the write-off of PEC goodwill related to our decision to dispose of the division, increases in receivable reserves and the acquisition of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec were not included in the Company's consolidated general and administrative expense for the three and nine months ended March 31, 2001 and consolidated general and administrative expenses were included for NEMS and PEC for only the three months ending March 31, 2001.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense increased to $629,271, or 4.3% of net sales, and $1,827,689, or 4.0% of net sales, for the three and nine months ended March 31, 2002, respectively, compared to $411,626, or 3.2% of net sales, and $999,552, or 2.7% of net sales, for the same periods ended in 2001. The increase of $217,645, or 52.9%, and $828,137, or 82.9%, in depreciation and amortization expense is primarily a result in the Company's amortization of goodwill associated with the acquisition of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec were not included in the Company's consolidated depreciated and amortization expense for the three and nine months ended March 31, 2001 and consolidated depreciation and amortization expense were included for NEMS and PEC for only the three months ending March 31, 2001.

RESTRUCTURING EXPENSE: In early November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through projected improved earnings and potential asset sales. During the six month period ended March 31, 2002, we completed certain aspects of our new business model, completed a reduction in workforce and executive staff, exited the western sales region and continued our efforts to restructure or refinance our existing debt. As a result of this, restructuring expenses were recorded of $340,941, or 2.3% of net sales, and $2,803,693, or 6.1% of net sales, for the three and nine months ended March 31, 2002, respectively.

INTEREST EXPENSE: Interest expense decreased to $182,726 and $576,374 for the three and nine months ended March 31, 2002, respectively, compared to $275,990 and $786,497 for the same periods in 2001. The decrease of $93,264, or 33.8%, and $210,123, or 26.7%, was primarily the result of a reduction in interest rates.

NET LOSS: Net loss decreased to $540,226 and increased to $5,837,130 for the three and nine months ended March 31, 2002, respectively, compared to $639,051 and $3,488,006 for the same periods in 2001. The decrease of $98,825, or 15.5%, for the three months resulted from the reduction of corporate overhead through workforce reduction under the restructuring plan and the increase of $2,349,124, or 67.3%, resulted from expenses related to our restructuring plan and increased depreciation and amortization expense.


STATUS OF THE COMPANY'S RESTRUCTURING PLAN

As discussed above, the Company developed and implemented a plan of restructuring in our second fiscal quarter ended December 31, 2001. As a result of the Company's restructuring plan, the Company has significantly reduced its costs through reductions in executive and corporate staffing, reduction of excess selling expenses, relocation and consolidation of the Company's distribution facilities, and other general operating expense reductions. The
Company has worked diligently to stabilize its vendor relationships and refocused on its core competencies. Both of these initiatives include plans of organic growth through increased sales representative coverage, specifically aimed at strengthening vendor relationships and customer service.

As a result of the Company's restructuring, we have exceeded our business plan for revenues, gross profit and earnings before interest, taxes, depreciation and amortization in our third fiscal quarter ended March 31, 2002. The Company remains confident that it will continue to see the benefits of the restructuring plan.

As discussed below, since the signing of a preliminary term sheet in January 2002, the Company has been in negotiations with Comerica Bank to refinance the Company's and PrimeSource Surgical's senior bank debt. The Company is also considering the possibility of continuing and possibly expanding its relationships with Citizens and ARK as a solution to its refinancing needs. The Company cannot assure it will enter into a definitive agreement with Comerica Bank, Citizens or ARK.


LIQUIDITY AND CAPITAL RESOURCES

The PrimeSource Surgical Credit Agreement (as defined below) with Citizens Bank of Massachusetts, or "Citizens," contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants and was in default on the payment of principal as of March 31, 2002, and accordingly is in default under the PrimeSource Surgical Credit Agreement. PrimeSource Surgical has entered into a forbearance with Citizens which defers the obligation of principal payments until April 30, 2002 provided that the Company has a commitment from a potential investor or lender by June 30, 2002 to pay off the balance of the PrimeSource Surgical Term Note. Management has initiated discussions with Citizens and other potential lenders concerning restructuring and/or refinancing PrimeSource Surgical's credit facilities so that PrimeSource Surgical will no longer be in default. The Company cannot assure that it will be successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement. In the event that the Company is not successful in restructuring and/or refinancing PrimeSource Surgical's credit facilities or amending the PrimeSource Surgical Credit Agreement, it will not have sufficient funds to continue operations.

At March 31, 2002, we had a working capital deficit of $6,698,408 compared to a deficit of $6,309,266 at June 30, 2001. The slight increase in our working capital deficit was primarily the result of restructuring charges recorded in the quarter ended March 31, 2002.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." The maximum amount available to borrow under the Luxtec Line of Credit is limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined. Borrowings bear interest at ARK's prime rate plus 2.0% (6.75% at March 31, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At March 31, 2002, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on March 31, 2005.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bears interest at prime plus 0.5% (5.50% at March 31, 2002) and is secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note requires monthly principal payments of $10,000 which commenced on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $160,000 due on that date. We were granted an extension by ARK on the payment of the Luxtec Term Note until May 31, 2002. See Forbearance Agreement, dated May 14, 2002, between PrimeSource Healthcare, Inc. and ARK CLO 2000-1 LIMITED, attached hereto as Exhibit 10.5. At March 31, 2002, we had outstanding borrowings of $160,000 under the Luxtec Term Note.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bear interest at the bank's prime rate plus 1.0% (5.75% at March 31, 2002) and are secured by substantially all of our assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note requires monthly principal payments of $8,333 which commenced on March 31, 2001. The Luxtec Equipment Note matures on June 30, 2002. At March 31, 2002, we had outstanding borrowings of $14,191 under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. We were in compliance with these financial covenants as of March 31, 2002. However, the Luxtec Credit Agreement has a cross-default provision to our other credit agreement. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, we were in default under the Luxtec Credit Agreement as of March 31, 2002.

On June 14, 1999, our wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens for a line of credit, or the "PrimeSource Surgical Line of Credit." Subject to the forbearance agreement discussed below, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($6,747,073 at March 31, 2002). Borrowings bear interest at Citizens' prime rate plus 0.75%. (5.50% at March 31, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At March 31, 2002, there was $130,088 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, we executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. The PrimeSource Surgical Term Loan bears interest at Citizens' prime rate plus 0.75% (5.50% at March 31, 2002). The PrimeSource Surgical Term Loan requires monthly principal payments of $95,834 through June 2001, $112,500 between July 2001 and June 2002 and $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. Pursuant to a forbearance agreement reached with Citizens on December 11, 2001, and subsequent extensions to that agreement (discussed below), certain principal payments on the PrimeSource Surgical Term Note were suspended until July 31, 2002 and will resume in May, 2002. At March 31, 2002, we had outstanding borrowings of $2,363,657 under the PrimeSource Surgical Term Loan.

On December 11, 2001, PrimeSource Surgical entered into a forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Forbearance Agreement, dated December 11, 2001, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.1. Pursuant to the agreement (i) Citizens, in its reasonable discretion, will determine the amounts which PrimeSource Surgical may draw with Citizens under the PrimeSource Surgical Term Note and PrimeSource Surgical Line of Credit (ii) the maximum PrimeSource Surgical Line of Credit was permanently reduced to $9,500,000 and (iii) Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note from the date of the agreement until January 18, 2002.

On January 17, 2002, we extended the December 11, 2001 forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Amendment to the Forbearance Agreement, dated January 17, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.2. Pursuant to that extension, Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note through March 29, 2002. In addition, on March 7, 2002, PrimeSource Surgical and Citizens further extended the December 11, 2001 forbearance agreement in connection with the PrimeSource Surgical Credit Agreement. See the Amendment to Forbearance Agreement, dated March 7, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.3. Pursuant to that extension, Citizens agreed to further defer the obligation of certain principal payments under the PrimeSource Surgical Term Note through March 29, 2002 and PrimeSource Surgical paid Citizens an amendment fee of $12,500.

On April 23, 2002, PrimeSource Surgical extended the December 11, 2001 forbearance agreement through July 31, 2002. See the Amendment to the Forbearance Agreement, dated April 23, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts, attached hereto as Exhibit 10.4. Pursuant to that extension, Citizens agreed to defer the obligation of certain principal payments under the PrimeSource Surgical Term Note until July 31, 2002. A second condition of the forbearance agreement was a requirement to have a commitment from a potential investor or lender by June 30, 2002 to payoff the balance of the PrimeSource Surgical Term Note (which was $2,363,657 at March 31, 2002) by July 31, 2002. If PrimeSource Surgical is unable to obtain a commitment or otherwise refinance the PrimeSource Surgical Term Note, Citizens has requested that PrimeSource Surgical submit a written plan that provides for the immediate repayment of the PrimeSource Surgical Term Note. Citizens has indicated, however, that subject to paying off the balance of the PrimeSource Surgical Term Note, it would commit to continued financing under the PrimeSource Surgical Line of Credit for a minimum of one year. In connection with the execution of the April 23, 2002 forbearance agreement, the Company has agreed to pay a $25,000 amendment fee to Citizens.

On January 31, 2002, the Company signed a preliminary term sheet with Comerica Bank that would provide refinancing for the Company's and PrimeSource Surgical's senior bank debt. The terms are subject to completion of due diligence, documentation and other conditions. In March 2002, Comerica Bank agreed to provide the Company a senior revolving line of credit subject to certain limitations and conditions. As of the date of this Report, the Company has not entered into a final agreement with Comerica Bank and it cannot assure that it will ultimately enter into a definitive agreement with Comerica Bank or any other potential lender.

The Company's continuation as a going concern depends upon management's ability to restructure and/or refinance certain senior bank debt. Because the ability to achieve debt restructuring and/or refinancing cannot be assured, and due to the non-compliance with covenants pursuant to the Company's senior bank debt facilities and its potential impact on the Company's liquidity, as discussed above, substantial doubt exists about the Company's ability to continue as a going concern.


ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure relates to outstanding debt. The outstanding balance at March 31, 2002 was $11,071,190, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On June 29, 2001, we created a new stock class, Series E preferred stock (the "Series E Stock"), with 1,000,000 authorized shares and a par value of $10.00 per share. In July 2001, we issued 325,000 shares for gross proceeds of $3,250,000. Warrants to purchase five shares of common stock at $1.00 per share were issued with each share of Series E Stock. These warrants vested immediately and expire June 28, 2011. Series E Stock is convertible into 10 shares of common stock at the option of the holder at any time. Each share of Series E Stock has one vote for each share of common into which it would be convertible. In addition, Series E Stock ranks senior to all other stock of the Company. Series E Stock accrues dividends at the rate of 8 percent per year of the original issuance price of $10.00 per share and has a liquidation preference equal to $30.00 per share plus an amount equal to all accrued but unpaid dividends. The Series E Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $10.00 per share plus accrued but unpaid dividends. The Series E Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. The warrants issued in connection with the issuance of the Series E Preferred Stock are exercisable for an aggregate of 1,625,000 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants was determined to be $950,000 using Black-Scholes with a 7-year life, a 5.14 percent risk-free interest rate and 50 percent volatility. The value of the warrants and the resultant beneficial conversion feature totaling $1,900,000 were recorded to additional paid-in capital.

On January 23, 2002, all of the outstanding shares of our Series D Convertible Preferred Stock, par value $1.00 per share (the "Series D Preferred Stock"), automatically converted into shares of our newly created Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). We issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon conversion of the Series D Preferred Stock. We did not receive any cash proceeds in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding. Our sale of the Series F Preferred Stock was exempt from registration with the Securities Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the former holders of the Series D Preferred Stock acquired the Series F Preferred Stock for their own respective accounts and not with a view to distribution.

The Series F Preferred Stock is convertible, at the option of the holder thereof at any time, into one share of our common stock, par value $.01 per share (the "Common Stock"), subject to adjustment. Each share of the Series F Preferred Stock is subject to automatic conversion upon our consummation of a commitment to a public offering or upon a date specified by written consent of the holders of a majority of the outstanding shares of Series F Preferred Stock. Series F Preferred Stock accrues dividends at the rate of 8 percent per year of the original issue price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. In addition, the shares of Series F Preferred Stock have a mandatory redemption date of June 3, 2005 and are redeemable at the original issue price plus accrued but unpaid dividends. Each share of Series F Preferred Stock has one vote for each share of our Common Stock into which it would be convertible on all matters submitted to a vote of the holders of our Common Stock.

In connection with the conversion of the Series D Preferred stock to Series F Preferred Stock, the quantity and exercise price of the previously issued Series D Preferred Stock warrants were established. The warrants issued in connection with the issuance of the Series D Preferred Stock are exercisable for an aggregate of 1,751,130 shares of Common Stock at an exercise price of $1.00 per share. The fair value of the warrants was determined to be $1,006,000 using Balck-Scholes with a 7-year life, a 4.790 percent risk-free interest rate and 50 percent volatility. The value of the warrants and the resultant beneficial conversion feature totaling $2,012,000 were recorded to additional paid-in capital.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."

ITEM 5.  OTHER INFORMATION.

On January 23, 2002, the Company's Board of Directors amended the Company's Amended and Restated By-Laws to provide that the President of the Company does not have to be a director of the Company. On that date, the Company's Board of Directors also appointed Brad Walker as President of the Company and Shaun McMeans as Clerk and Treasurer of the Company, in addition to the capacities each of Messrs. Walker and McMeans already served for the Company.

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

3.18 Certificate of Correction dated July 13, 2001 (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

3.20 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).

3.21 Amendment to Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

10.1 Forbearance Agreement, dated December 11, 2001, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.2 Amendment to the Forbearance Agreement, dated January 17, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.3 Amendment to the Forbearance Agreement, dated March 7, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.4 Amendment to the Forbearance Agreement, dated April 23, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.5      Forbearance  Agreement,   dated  May  14,  2002,  between  PrimeSource
          Healthcare, Inc. and ARK CLO 2000-1 LIMITED.

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         PRIMESOURCE HEALTHCARE, INC.
                                                  (Registrant)







May 15, 2002                         /s/  SHAUN MCMEANS
-----------------------              -------------------------------------------
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

3.18 Certificate of Correction dated July 13, 2001 (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

3.20 Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on May 21, 2001).

3.21 Amendment to Amended and Restated By-Laws. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

10.1 Forbearance Agreement, dated December 11, 2001, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.2 Amendment to the Forbearance Agreement, dated January 17, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.3 Amendment to the Forbearance Agreement, dated March 7, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.4 Amendment to the Forbearance Agreement, dated April 23, 2002, between PrimeSource Surgical, Inc. and Citizens Bank of Massachusetts.

10.5      Forbearance  Agreement,   dated  May  14,  2002,  between  PrimeSource
          Healthcare, Inc. and ARK CLO 2000-1 LIMITED.