Form 10-K
period 2002-07-31
LUXTEC CORP /MA/
filed 2002-09-30
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 2002

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
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X      No
                        ------      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant was $2,231,125 as of September 16, 2002. Because PrimeSource's common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.32 per share of common stock as of September 16, 2002.

As of August 31, 2002, 22,713,356 shares of common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

      None.


                                TABLE OF CONTENTS

Part I
          Item 1.    Business..................................................................................................    4
          Item 2.    Properties................................................................................................   16
          Item 3.    Legal Proceedings.........................................................................................   16
          Item 4.    Submission of Matters to a Vote of Security Holders.......................................................   16

Part II
          Item 5.    Market for Registrant's Common Shares and related Stockholder Matters....................................    17
          Item 6.    Selected Financial Data...................................................................................   20
          Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.....................   23
          Item 7A.   Quantitative and Qualitative Disclosures About Market Risk................................................   31
          Item 8.    Financial Statements and Supplementary Data...............................................................   33
          Item 9.    Changes In and Disagreements with Accountants on  Accounting Disclosure...................................   64

Part III  Item 10.   Directors and Executive Officers of the Registrant........................................................   64
          Item 11.   Executive Compensation....................................................................................   67
          Item 12.   Security Ownership of Certain Beneficial Owners and Management............................................   72
          Item 13.   Certain Relationships and Related Transactions............................................................   75

Part IV   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................................   76

Signatures .....................................................................................................................  83

Index to
Exhibits  ......................................................................................................................  86

                                     PART I

When we  refer to "we,"  "us",  "our,"  or  "PrimeSource,"  we mean  PrimeSource
Healthcare,   Inc.,  a  Massachusetts   corporation  formerly  known  as  Luxtec
Corporation, and its consolidated subsidiaries.

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

ITEM 1. BUSINESS
                                     GENERAL

We are a leading specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We have expanded rapidly through the acquisition and integration of a number of leading regional specialty sales and marketing organizations and select specialty medical products manufacturing companies. Since January 1998, we have acquired eleven regional specialty sales and marketing organizations and one specialty medical products manufacturer. We have consolidated and integrated each of the twelve acquired businesses in order to create a uniform operational platform and to help facilitate further expansion of our business. Today, we have two primary businesses: Specialty Distribution Services and the Manufactured Products Division or Manufactured Products. As of August 31, 2002, we had 169 employees and generated total revenue of $58.9 million for the fiscal year ending June 30, 2002.

On March 2, 2001, we completed a merger with PrimeSource Surgical, Inc., or PrimeSource Surgical, resulting in PrimeSource Surgical becoming our wholly owned subsidiary. Subsequent to the merger with PrimeSource Surgical, we changed our name from "Luxtec Corporation," or Luxtec, to "PrimeSource Healthcare, Inc."

In October 2001, we engaged Corporation Revitalization Partners as a restructuring agent to evaluate our operations for possible reorganization. In November 2001, we commenced with a restructuring plan which involved narrowing the focus of our operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions and facility consolidation, restructuring of our balance sheet through refinancing of our senior bank debt and reduction of debt levels through cost reductions and improved efficiency of operations.



                                BUSINESS STRATEGY

Our goal is to be one of the nation's leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

     *    hiring experienced territory sales representatives;

     *    securing additional  specialty product lines to our product offerings;
          and

     * selectively acquiring specialty medical products manufacturers. We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

Our Manufactured Products Division continues to lead the surgical headlamp illumination industry and plans to focus its research and development budget on new, innovative products.

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     *    favorable industry demographics;

     *    increases in our market share;

     *    the acquisition of select specialty medical products manufacturers;

     *    further   penetration  of  existing   customer  accounts  due  to  our
          introduction  of new products and  services;  and

     * entrance into new specialty markets and expansion into international markets.

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

                              PRODUCTS AND SERVICES

SPECIALTY DISTRIBUTION SERVICES

Within the SDS business, we divide our business into PrimeSource Surgical, or Surgical, and PrimeSource Critical Care, or Critical Care. The Surgical segment is a regional sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers in the midwestern, mid-atlantic and southeastern United States. The Critical Care segment is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

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

THE MANUFACTURED PRODUCTS DIVISION

We operate the Manufactured Products business through our Luxtec division, which designs, manufactures and markets fiber optic headlight and video camera systems, light sources, cables, retractors and surgical and other custom-made equipment for the medical and dental industries. Luxtec has developed a proprietary, fiber optic drawing system designed to manufacture optical glass to a specified diameter. The fibers are utilized in fiber optic cables, which are incorporated with Luxtec's surgical headlight systems and video camera systems, as well as into an array of fiber optic transilluminators utilized with Luxtec's surgical instruments. Luxtec also markets replacement fiber optic cables, bulbs, and light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

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

LIGHT SOURCES: Luxtec manufactures a product line of high quality, solid state xenon and halogen fiber optic light sources. Luxtec's light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted, without transmitting heat. Luxtec's light sources are designed and manufactured to comply with Underwriters Laboratories 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, Luxtec strives to achieve compliance with all applicable international standards to compete effectively on a worldwide basis (including the CE mark, which has been attained on the present product line).

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

FIBER OPTIC HEADLIGHT AND VIDEO CAMERA SYSTEMS: Luxtec manufactures and markets a series of video products that are currently being used in the United States and in over 25 countries around the world. Luxtec's Microlux headlight camera systems are designed to televise surgical procedures. The system is a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by Luxtec, and integrated with fiber optic illumination.


                               SALES AND MARKETING

We sell our products and services to acute care hospitals, clinics and surgery centers. In fiscal year ended June 30, 2002, within the Surgical Distribution Service business, we sold specialty medical products to over 3,000 customers, primarily in the United States and Canada. We are not dependent on any single customer or geographic group of customers, with no single customer accounting for more than 2% of our sales during our fiscal year ended June 30, 2002.

We maintain an extensive sales organization that is highly experienced and skilled in representing clinical products and services. Our sales representatives serve as a service and educational resource to the marketplace. They assist clinicians in selecting and purchasing products, help customers better manage inventories of specialty medical products and direct the appropriate utilization of our clinically focused products. Each sales representative works within an assigned sales territory under the supervision of a dedicated regional sales manager. All of our sales representatives are primarily compensated on a commission basis.

Within the surgical illumination business, Luxtec is the market leader in surgical headlights with an estimated 60,000 surgeons using their products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through PrimeSource Surgical's sales force, supported by Luxtec field specialists and a customer support team located in our West Boylston facility. Luxtec also distributes domestically through a number of other regional specialty medical distributors. Internationally, Luxtec distributes through a network of local distributors.

                                  DISTRIBUTION

We believe that responsive delivery of quality specialty medical products and supplies is a key element to providing complete customer satisfaction. Our customers place orders for medical products and supplies by telephone, facsimile or via the internet. Our customer service call centers answer approximately 95% of all calls by the third ring and have a call abandonment rate of less than 2%. All orders are routed through our centralized computer ordering, shipping and inventory management system, which is linked to our distribution centers. Rapid and accurate order fulfillment is a principal component of our value-added approach. We estimate that 92% of our disposable, consumable product orders are shipped complete within 24 hours.

In order to assure the availability of our broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our distribution centers. Our inventory levels are centralized with and managed by a purchasing department using an integrated inventory control system. Our inventory consists primarily of medical products and supplies.

                           MANUFACTURING AND SUPPLIERS

Manufacturer relationships are an integral part of our businesses. Our Specialty Distribution Service business represents more than 100 manufacturers with over 95% of sales concentrated among approximately 25 of these manufacturers. A majority of the business is comprised of stocking relationships whereby we stock the vendors products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of the revenue is received on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support in helping facilitate the sale of the vendor's product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

Within the Manufactured Products business, Luxtec purchases components and materials from more than 300 vendors and believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. Luxtec has no long-term contract with any supplier but does maintain long-standing relationships with certain vendors.

Our Specialty Distribution Service business aggressively pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of specialty medical products and supplies typically offer distribution rights only to a selected group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the overall costs associated with selling and marketing their products. We have been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive rights to sell certain products. We believe that our ability to capture and retain such distribution rights represents a barrier to the entry of competitors.

Within the Specialty Distribution Service business, our network of manufacturers is continually seeking representation or market introduction for their products, resulting in a growth pipeline of attractive, innovative products accretive to our portfolio of distributed products. Moreover, we have been able to enter into contractual relationships with certain manufacturers that are typically exclusive in nature, extend for several years in duration, and include a right of first refusal on new product introductions.

                               INFORMATION SYSTEMS

Our Specialty Distribution Service business employs a single, centralized, enterprise management information system utilized across all business units via a wide-area data network. We have converted all of the acquired specialty medical products distribution organizations into a single, centralized wide-area data network. We aggressively pursue standardization of our management information systems in order to obtain the greatest value from acquired businesses. This approach yields significant benefits including:

     *    increased inventory utilization;

     *    greater visibility as to sales performance; and

     * the coordination necessary to address the needs and requirements of an increasing number of IDNs and GPOs whose members are geographically dispersed.

In addition to employing traditional e-business technologies such as electronic data interchange, to achieve greater efficiencies, we also use the inherent strengths of the internet to enhance relationships with both customers and manufacturers. Since early 2000, we have offered our web-based Surg-E-Track (TM) system to our direct sales force as well as select manufacturer partners. Surg-E-Track provides sales personnel and manufacturer partners with comprehensive customer purchasing data in a variety of formats. Through the Surg-E-Track system we have increased our sales representative productivity and customer service levels and have helped our manufacturer partners more effectively manage their businesses.



                                   COMPETITION

We compete with a variety of companies including manufacturers that utilize direct sales forces, national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med-surg distribution companies such as Cardinal Health, Inc., McKesson HBOC, Inc. and Owens & Minor, Inc. A brief discussion of each of the Company's competitors is as follows:

     * PRODUCT MANUFACTURERS' DIRECT SALES FORCES. Product manufacturers' direct, internal sales forces offer manufacturers direct access to healthcare providers. Manufacturers, however, periodically outsource the sales and marketing of some of their products to specialty sales and marketing organizations such as PrimeSource.

     * NATIONAL SPECIALTY DISTRIBUTORS. Several companies serve the national specialty medical products market. These national specialty distributors tend to focus and specialize within a particular segment of the specialty medical products market. Management believes that we are the only national specialty surgical distributor focusing on the hospital operating room.

     * REGIONAL SPECIALTY DISTRIBUTORS. Regional specialty distributors represent our primary competition in the specialty medical products market, but they are unable to match the national scope or breadth of products that we offer.

     * NATIONAL MED-SURG DISTRIBUTORS. In most respects, we complement, rather than compete, with national med-surg distributors. These larger supply companies, such as McKesson HBOC, Inc., Owens & Minor, Inc., and Cardinal Health, Inc., have historically focused on distributing a broad array of lower-margin, later-stage products, aiming to give healthcare providers aggressive pricing and the convenience of one-stop shopping. As a result, their core expertise does not reside in creating a market for complex specialty products, which often require important services such as on-site training and product support. In addition, these suppliers are generally not viewed by their customers as experts within specific specialty areas. As a result, specialty product manufacturers tend to outsource sales and marketing services to specialists rather than national med/surg distributors.

Within the Manufactured Products business, Luxtec competes with a number of manufacturers of proprietary light source systems. Competitors within the United States include the Cogent division of Welch Allyn, Cuda FiberOptics and Isolux. Some of Luxtec's competitors have historically relied on metal halide technology rather than the state-of-the-art xenon technology offered by Luxtec. The xenon technology is more widely accepted and provides a broader color spectrum than metal halide technology. Foreign competitors include Richard Wolfe, Scholly GMBH and those companies previously mentioned above.

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

     *    Clearfield
     *    ValueFlex
     *    PrimeSource Healthcare
     *    PrimeSource Surgical

We terminated our agreement with InterMed, Inc. in May 2002, pursuant to which we were previously granted an exclusive license agreement for the rights to Patent No. 5222949 ("In-Vivo Hardenable Catheter") and No. 5334171 ("Flexible, Noncollapsible Catheter Tube with Hard and Soft Regions"). The agreement allowed Luxtec to develop a product line of catheters incorporating fiber optics to facilitate several potential specialized applications.

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

                                   EMPLOYEES

As of August 31, 2002, we had approximately 169 employees, of which approximately 45 are engaged in the Surgical segment, approximately 43 in the Critical Care segment, approximately 54 in the Manufactured Products business and approximately 27 in corporate and shared services. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. None of our employees are covered by a collective bargaining agreement.

                 EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

Following are the names and ages, as of August 31, 2002, of our executive officers and key management personnel, their positions and summaries of their backgrounds and business experience.

Name                   Age    Position
----                   ---    --------
Bradford C. Walker     44     President, Chief Executive Officer and Director
Joseph H. Potenza      55     Senior Vice President of Sales & Marketing
Shaun D. McMeans       40     Chief Financial Officer and Senior Vice President
                              Corporate Development
Samuel M. Stein        62     General Manager, Luxtec Illumination Division
Bruce R. Hoadley       43     Regional Vice President, Surgical Southeast Region
Scott F. Billman       46     Regional Vice President, Surgical Central Region
Mark A. Jungers        50     Regional Vice President, Critical Care
Peter A. Miller        57     Regional Manager, Critical Care

BRADFORD WALKER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR - Mr. Walker has over twenty years of experience managing and advising companies in a variety of industries. Mr. Walker has served as our President and Chief Restructuring Officer since October 2001, a Director since May 16, 2002, and our Chief Executive Officer since August 6, 2002. Prior to his work at PrimeSource, Mr. Walker was a Managing Director with Corporate Revitalization Partners, where he consulted for companies undertaking a restructuring. From 1988 to 2001, Mr. Walker lead or participated in over 30 corporate turnarounds. In addition to turnaround work, Mr. Walker has a strong background with mergers and acquisitions. From 1983 to1988, Mr. Walker was a partner with Beane, Walker & Co where he was responsible for its "high-tech" venture capital investments. During that time, Mr. Walker also served as president of InCare, the nations first PC based intranet-billing network for physicians. Mr. Walker began his career in 1980 at Arthur Andersen & Co. Mr. Walker graduated cum laude from Baylor University with majors in Business Administration and Computer Sciences.

JOSEPH H. POTENZA, SENIOR VICE PRESIDENT OF SALES & MARKETING - Mr. Potenza has over twenty-five years of experience in the medical supply industry. Mr. Potenza has served as our Senior Vice President of Sales & Marketing since December 21, 2001. Prior to that, Mr. Potenza had served as our Vice President of Corporate Accounts since February 2001. Prior to joining PrimeSource in February 2001, Mr. Potenza worked for McKessonHBOC as Vice President of their Corporate Program and Medibuy where he was responsible for their National Accounts and Corporate Program. Mr. Potenza spent 20 years with American Hospital Supply Corporation / Baxter Healthcare Corporation from 1977 to 1997 beginning as a Sales Representative and culminating as the Eastern Region President, running a $750 million distribution business with 650 employees and seven distribution facilities. He received his bachelor's degree from Norwich University and an MBA from Central Michigan University.

SHAUN D. MCMEANS, CHIEF FINANCIAL OFFICER, CHIEF OPERATING OFFICER AND CLERK - Mr. McMeans has over 18 years experience in manufacturing and distribution businesses, specializing in financial management, accounting and corporate development. Prior to being named our Chief Financial Officer and Chief

Operating Officer in January 2002, Mr. McMeans had also served as our Vice President of Operations and Corporate Controller. Prior to joining PrimeSource in April 2000, Mr. McMeans held a number of financial and operational positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers for residential heating and commercial process applications. He holds a bachelor's degree in accounting from The Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

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

BRUCE R. HOADLEY, REGIONAL VICE PRESIDENT - PRIMESOURCE SURGICAL, SOUTHEAST REGION -- Mr. Hoadley has an extensive background in med-surg and critical care product sales and management. Prior to becoming the Regional Vice President and Manager of our Surgical business in the Southeastern United States in June 1999, Mr. Hoadley served as the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the Southeastern United States. PrimeSource Surgical acquired Futuretech in June 1999. Mr. Hoadley joined Futuretech in 1991. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He holds a bachelor's degree in marketing from the University of Alabama.

SCOTT F. BILLMAN, REGIONAL VICE PRESIDENT - PrimeSource Surgical, Central Region-- Mr. Billman has extensive experience in sales, marketing and operations management. Prior to joining PrimeSource in March 2002, Mr. Billman held several management positions in the healthcare industry. He most recently served as Senior Vice President, Product Marketing for Medi-buy, Inc. Mr. Billman holds a bachelor's degree and an MBA from Bowling Green State University.

MARK A. JUNGERS, REGIONAL VICE PRESIDENT - PRIMESOURCE CRITICAL CARE -- Mr. Jungers has an extensive background in medical-surgical and critical care product sales and management. Prior to becoming the Regional Vice President and Manager of our Critical Care business in the Southeastern United States in June 1999, Mr. Jungers served as the Sales Manager for Bimeco, a leading distributor of specialty medical products to the critical care market in the Southeastern United States. PrimeSource Surgical acquired Bimeco in June 1999. Mr. Jungers joined Bimeco in 1979. Prior to joining Bimeco, Mr. Jungers held sales and marketing positions with Extracorporeal Medical Division of Johnson & Johnson. He holds a bachelor's degree in Business Administration from Marquette University.

PETER A. MILLER, REGIONAL MANAGER, PRIMESOURCE CRITICAL CARE -- Mr. Miller has an extensive background and over 30 years experience in the medical distribution industry. Prior to becoming the Regional Manager of our Critical Care business in the Northeastern United States in December 2000, Mr. Miller served as President of New England Medical Specialties, a company he founded in 1985. PrimeSource Surgical acquired New England Medical Specialties in December 2000. Prior to founding New England Medical Specialties, Mr. Miller held positions in sales and upper management with Foster Medical.

ITEM 2.  PROPERTIES

PrimeSource's corporate headquarters is located at 3700 East Columbia Street, Tucson, Arizona. All of our facilities are leased and all of the facilities and offices are located in the United States. A summary of the Company's facilities, as of August 31, 2002, and offices is as follows:

                                                                         Lease
                                                         Square       Expiration
      City, State                                         Feet           Date
      -----------                                         ----           ----
      Tucson, Arizona..............................      25,544        02/28/05
      Birmingham, Alabama..........................      18,356        11/30/06
      Atlanta, Georgia.............................       4,800        07/31/04
      Guilford, Connecticut........................       7,300        07/31/03
      West Boylston, Massachusetts.................      31,689        10/31/05
                                                         ------
                                                         87,689
                                                         ======

We believe that the all of our facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are sufficient for the Company's current operations. Our West Boylston, Massachusetts facility will undergo repairs of its air conditioning systems in fiscal 2003; however, the estimated cost of these repairs is planned for and considered immaterial to the Company. The Company is in the process of sub-leasing a portion of its Tucson facility (approximately 16,500 square feet of idle warehouse and office space). This space became vacant subsequent to the 2001 restructuring.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to claims and suits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against us in Arizona Superior Court, County of Pima. The complaint alleges a breach by us of the severance agreements with each of Messrs. Rooney and Bayley and seeks an aggregate of at least $1.2 million in compensatory damages. We believe that we have meritorious defenses and we intend to defend our position with respect to this complaint. The outcome of this action cannot be determined at the present time and no assurance can be give as to the occurrence of any particular outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

Our common stock was listed on the American Stock Exchange (the "AMEX") under the AMEX symbol "LXU.EC") from April 20, 1994 through November 17, 2000, at which time it was delisted by the AMEX because it no longer continued to satisfy the AMEX's listing requirements. On November 16, 2000, the trading day immediately before our common stock was delisted by the AMEX, the closing price was $1.00.

The following table sets forth the high and low closing sale prices of our common stock on the AMEX during the periods indicated below:

                                                Common Stock
                                                ------------
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

Our common stock is not currently listed on any public exchange or market. There is no established public trading market for our common stock and we cannot assure that we will ever be able to establish trading of our common stock on a public market or exchange.

As of August 31, 2002, there were approximately 547 holders of record of our common stock. We estimate that there are approximately 1,400 beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our inception and the Board of Directors does not contemplate doing so in the near future. The Board of Directors currently intends to retain any future earnings for use in expanding our business. We are limited in our ability to pay dividends. In addition, we may not declare or pay any dividend without the consent of lenders and our preferred stockholders.

On January 23, 2002, we created a new class of stock, Series F Convertible Redeemable Preferred Stock, no par value (the "Series F Stock"), with 5,221,248 authorized shares. The Series F Stock was issued in exchange for our previously outstanding shares of Series D Exchangeable Preferred Stock, par value $1.00 per share (the "Series D Stock"). We did not receive any cash proceeds in connection with the issuance of the Series F Stock in exchange for the Series D Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Stock, as of January 23, 2002, the Series D Stock ceased to remain outstanding. Series F Stock was convertible into 5,221,248 shares of common stock at the option of the holder at any time. Each share of Series F Stock had one vote for each share of common into which it was convertible. In addition, Series F Stock ranked senior to all other of our outstanding stock at June 30, 2002. Series F Stock accrued dividends at the rate of 8 percent per year of the original issuance price and had a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. The Series F Stock had a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price plus accrued but unpaid dividends. The Series F Stock also had special consent rights to certain of our activities, including, but not limited to, amendment of our articles or bylaws and merger or consolidation of PrimeSource. On August 6, 2002, Series F Stock was converted to common stock, as discussed further below.

On August 6, 2002, we created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"). On August 6, 2002, we issued and sold 70,452 shares of Series G Stock and warrants to purchase an aggregate of 3,300,000 shares of our common stock at $.01 per share. These warrants vested immediately and expire August 6, 2012. We received aggregate cash proceeds of $2,254,464 from the issuance and sale of the Series G Stock and warrants on August 6, 2002. In addition, on September 15, 2002, we issued and sold an additional 10,891 shares of Series G Stock for aggregate consideration of $348,512. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder at any time after the sooner of December 31, 2002 or the approval by the Board of Directors of an increase in the authorized shares of common stock to at least 68,000,000 shares. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, the Series G Stock ranks senior to all other outstanding stock of PrimeSource. Each share Series G Stock accrues dividends at the rate of 8 percent per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. Each share of Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of our activities, including, but not limited to, amendment of our articles or bylaws and the merger or consolidation of PrimeSource. Our sale of the Series G Stock and the related warrants was exempt from registration with the Securites Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers acquired the securities for their own respective accounts and not with a view to distribution.

On August 6, 2002 and prior to the issuance and sale of the Series G Stock and warrants, we restructured our equity structure. Each outstanding share of our Series C Convertible Preferred Stock, $1.00 par value per share (the "Series C Stock"), was converted into 27.58 shares of our common stock. In connection with the conversion of the Series C Stock, we issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,614 shares of our common stock with an exercise price of .01 per share. These warrants vested immediately and expire on August 6, 2012. Additionally, exercise prices on warrants to purchase an aggregate of 140,330 shares of our common stock previously issued to certain holders of Series C Stock were repriced from $1.68 per share to $.01 per share.

Simultaneous with the conversion of the Series C Stock, each outstanding share of our Series F Convertible Redeemable Preferred Stock, no par value (the "Series F Stock"), was converted into one share of common stock. In connection with the conversion of the Series F Stock, we issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of our common stock with an exercise price of $.01 per share. These warrants vested immediately and expire on August 6, 2012.

On August 6, 2002 and subsequent to the conversion of the Series C Stock and the Series F Stock (but prior to the issuance and sale of the Series G Stock), each outstanding share of our Series E Convertible Preferred Stock, no par value (the "Series E Stock"), was exchanged for .3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, we issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of our common stock with an exercise price of $.01. These warrants vested immediately and expire on August 6, 2012.

                                                        Equity Compensation Plan Information
                                                        ------------------------------------


                                                                   June 30, 2002
                                                                                           Number of securities
                               Number of securities                                      remaining available for
                                   to be issued             Weighted-average              future issuance under
                                 upon exercise of          exercise price of            equity compensation plans
                               outstanding options,       outstanding options,            (excluding securities
                               warrants and rights        warrants and rights            reflected in column (a))
Plan category                          (a)                        (b)                              (c)
Equity compensation
     plans approved by
     security holders......         5,713,342                    $1.27                          2,986,658
Equity compensation
     plans not approved
     by security holders                0                          0                                0
                                    ---------                    -----                          ---------

               Total.......         5,713,342                    $1.27                          2,986,658
                                    =========                    =====                          =========

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our historical audited consolidated financial statements of PrimeSource for each of the five years in the period ended June 30, 2002. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto. Data is in thousands except per share data.

                                                                 FISCAL YEAR
OPERATING DATA:                                                 ENDED JUNE 30
                                      ------------ ------------ -------------- ------------ -------------
                                          2002(1)      2001(2)     2000(3)(4)      1999(5)       1998(6)
                                         --------      -------     ----------      -------       -------

NET SALES . . . . . . . . . .             $58,945      $51,032        $54,411      $15,114        $6,362

NET LOSS. . . . . . . . . . .            $(6,191)     $(4,382)       $(1,384)       $(744)        $(116)

NET LOSS PER SHARE. . . . . .             $(1.11)      $(1.37)         $(.69)      $(0.17)       $(0.04)

BALANCE SHEET DATA:

TOTAL ASSETS. . . . . . . . . . . .       $37,587      $45,450        $31,297      $30,380        $7,261

LONG-TERM OBLIGATIONS. . .                $23,285      $20,335        $15,968       $1,516          $776

STOCKHOLDERS' EQUITY (CAPITAL
DEFICIENCY). . . . .                     $(5,349)       $(562)         $(567)       $2,622        $3,646

(1) In the fiscal year ended June 30, 2002, PrimeSource approved plans for further restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of PrimeSource Healthcare's and PrimeSource
Surgical's senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The aggregate cost of the restructuring included total charges of $2,915,673.

(2) Effective March 2, 2001, PrimeSource Surgical completed a merger with Luxtec Corporation for aggregate consideration of approximately $4,791,000, where PrimeSource Surgical assumed liabilities, net of assets acquired and costs of approximately $3,931,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Luxtec have been included in the financial statements of PrimeSource Surgical as of the date of acquisition. In December 2000, the Company acquired two entities for aggregate consideration of $1,310,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.

(3) In June 2000, PrimeSource Surgical sold an entity for approximately $398,000, which resulted in a recorded loss of approximately $732,000. In addition, in April 2000, PrimeSource Surgical acquired an entity for $405,000. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the audited financial statements from the date of acquisition.

4) In the fiscal year ended June 30, 2000, PrimeSource Surgical approved plans for a major restructuring of its operations with the goal of centralizing distribution facilities, eliminating unprofitable divisions and reducing costs. The aggregate costs of the restructuring included total charges of 1,031,000.

(5) In June 1999, PrimeSource Surgical acquired four entities for $17,000,000. In March 1999, PrimeSource Surgical acquired an entity for approximately $196,000. Each of the acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.


(6) In January 1998, PrimeSource Surgical acquired two companies for consideration of approximately $3,556,000. In June 1998, PrimeSource Surgical acquired an entity for approximately $358,000. Each of the acquisitions were accounted for using the purchase method of accounting, the results of operations of the acquired entities are included in the consolidated financial statements from the dates of acquisition.

OPERATING DATA:

The following table sets forth  unaudited  quarterly  consolidated  operating  results for each of our last eight quarters.  We have prepared this information on a basis  consistent with our audited  consolidated  financial  statements and included all adjustments, consisting only of normal recurring  adjustments,  that we consider  necessary for a fair  presentation of the data. These quarterly results are not  necessarily  indicative of future  results of  operations.  This  information  should be read in  conjunction  with
"Management's  Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated  financial  statements and the notes thereto. Data is in thousands, except per share data.

                             Sep-30,       Dec-31,      Mar-31,         Jun-30,      Sep-30,      Dec-31,      Mar-31,      Jun-30,
                              2000        2000 (1)       2001            2001         2001      2001(2)(3)     2002(3)    2002(2)(3)
                           ---------    ----------     ---------      ---------     ---------   ----------    ---------    ---------
Net revenues               $12,504.9    $ 11,436.0     $12,691.6      $14,399.1     $16,025.7   $ 15,007.7    $14,585.1    $13,326.8
Cost of sales                8,413.7       8,524.9       8,362.8       10,153.7      10,187.7     10,855.5      9,688.6      8,579.4
                           ---------    ----------     ---------      ---------     ---------   ----------    ---------    ---------
         Gross profit      $ 4,091.2    $  2,911.1     $ 4,328.8      $ 4,254.4     $ 5,838.0   $  4,152.2    $ 4,896.5    $ 4,747.4
                           =========    ==========     =========      =========     =========   ==========    =========    =========


Net loss                   $ (148.7)    $(2,702.3)     $ (639.1)      $ (892.1)     $ (257.0)   $(5,039.9)    $ (540.2)    $ (353.5)
                           =========    ==========     =========      =========     =========   ==========    =========    =========
Net loss per share         $   (.05)    $    (.94)     $   (.14)      $   (.19)     $   (.13)   $    (.73)    $   (.12)    $   (.13)
                           =========    ==========     =========      =========     =========   ==========    =========    =========

COMPUTED AS DESCRIBED IN OUR HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCORPORATED BY REFERENCE INTO THIS FORM
10-K.

Our  results of  operations  historically  have  fluctuated  on a  quarterly  basis and can be expected to continue to be subject to quarterly fluctuations.

(1) In the quarter ended December 31, 2000,  PrimeSource  Surgical sold an entity for  approximately  $398,000,  which resulted in a recorded loss of approximately $732,000. In addition, in this quarter, PrimeSource Surgical approved plans for a major restructuring of its operations resulting in total charges of $1,031,000.

(2) PrimeSource  Healthcare  discontinued an operational division of the Critical Care segment, which resulted in a recorded loss of approximately $658,000 in quarter ended December 31, 2001 and $381,000 in quarter ending June 30, 2002.

(3) PrimeSource  Healthcare approved plans for a major  restructuring of its operations  resulting in total charges of $2,463,000 in quarter ended December 31, 2001, $341,000 in quarter ended March 31, 2002 and $112,000 in quarter ended June 30, 2002.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This analysis of our financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto.

                              RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended June 30, 2002, 2001 and 2000.

                                                                    2002              2001               2000
                                                              ----------------- ------------------ ------------------
       Net Sales                                                 100.0%            100.0%             100.0%
       Cost of Sales                                             66.7%              69.5%              67.2%
       Gross Profit                                              33.3%              30.5%              32.8%
       Selling, General and Administrative  Expense              35.8%              36.9%              31.1%
       Restructuring Expense                                      6.7%                                 1.9%
       Interest Expense                                           1.2%              1.8%               2.0%
       Net Loss                                                 (10.5%)            (8.6%)             (2.5%)

  FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2001

NET SALES: Net sales of $58,945,273 for fiscal 2002 were $7,913,663 or 15.5% higher than the $51,031,610 reported for fiscal 2001. The increase in net sales in fiscal year 2002 was primarily a result of recognizing a full year of sales contribution from the merger with Luxtec in March 2001 and the acquisition of New England Medical Specialties ("NEMS") and Professional Equipment Co. Inc. ("PEC") in December 2000. In addition, we shifted our focus to implementing key measures to grow and strengthen the existing core business which contributed to our increase in net sales in fiscal 2002.

COST OF SALES: Cost of sales increased to $39,311,222 for fiscal 2002 from $35,455,087 for fiscal 2001. The cost of sales for fiscal 2002 was 66.7% of net sales compared to 69.5% of net sales for fiscal 2001. The increase in cost of sales is primarily due to higher sales levels with the addition of full year Luxtec, NEMS and PEC results. The decrease in cost of sales as a percentage of net sales is primarily due to the full year addition of Luxtec's higher margin sales in our consolidated financial results in 2002 compared to only three months in 2001.

GROSS PROFIT: Gross Profit increased to $19,634,051, or 33.3% of net sales for fiscal 2002, from $15,576,523, or 30.5% of net sales, for fiscal 2001. The increase in gross profit is primarily due to higher, full year sales levels with the addition of the Luxtec, NEMS and PEC. The increase in gross profit margins is primarily due to the addition of a full year of Luxtec's financials results in our consolidated financial results in 2002 compared to only three months in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expenses increased to $21,116,385 for fiscal 2002, from $18,813,441 for fiscal 2001, an increase of $2,302,944, or 12.2%. The increase in expenses in fiscal 2002 is primarily due to increases in receivable reserves and inclusion of partial year results in 2001 due to the acquisition of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec, NEMS and PEC were not included in our consolidated general and administrative expense for the entire fiscal year ended June 30, 2001.

RESTRUCTURING EXPENSE: In early November 2001, we commenced with a restructuring plan involving narrowing the focus of our operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of our balance sheet through the refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and the reduction of debt levels through projected improved earnings and potential asset sales. To date we have completed certain aspects of our new business model, completed a reduction in workforce and executive staff, exited the western sales region and have refinanced our existing debt. As a result of this, restructuring expense were recorded of $ 2,915,673, or 4.9% of sales for fiscal 2002. In addition, during 2002 we made a decision to dispose of the PEC division, and the write-off of PEC goodwill and other impaired assets totaled $1,038,825.

INTEREST EXPENSE: Interest expense decreased to $681,199 during fiscal 2002, compared to $920,862 during fiscal 2001, a decrease of $239,663, or 26%. Our interest cost decreased primarily as the result of a reduction in interest rates during fiscal 2002.

NET LOSS: Our net loss increased to $6,190,563 during fiscal 2002, compared to $4,382,164 during fiscal 2001, an increase of $2,085,699, or 50%. Our net loss increased in fiscal 2002 primarily as a result of the costs incurred related to our restructuring process.

  FISCAL YEAR ENDED JUNE 30, 2001 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2000

NET SALES: Net sales of $51,031,610 for fiscal 2001 were $3,379,445, or 6.2%, lower than the $54,411,055 reported for fiscal 2000. The reduction in net sales in fiscal year 2001 was primarily a result of our decision to discontinue the distribution of certain non-core product lines and the loss of the exclusive right to distribute certain product lines. In addition, several of our suppliers switched from stocking distribution relationships to agency relationships thereby leading to a reduction in reported net sales. We continue to generate commission income from these agency lines.

COST OF SALES: Cost of sales decreased to $35,455,087 for fiscal 2001 compared to $36,562,624 for fiscal 2000. The cost of sales for fiscal 2001 was 69.5% of net sales compared to 67.2% of net sales for fiscal 2000. The increase in cost of sales as a percentage of net sales was primarily due to the loss of several higher margin product lines during fiscal 2001 as well as an increase in the amount of lower-margin capital equipment sales.

GROSS PROFIT: Gross profit decreased to 15,576,523, or 30.5% of net sales for fiscal 2001, as compared to $17,848,431, or 32.8% of net sales for fiscal 2000.

The reduction in gross profit was primarily due to lower sales levels and the loss of several higher margin product lines during fiscal 2001 as well as an increase in the amount of lower-margin capital equipment sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE: Selling, general and administrative expense increased to $18,813,441 for fiscal 2001, compared to $16,940,243 for fiscal 2000, an increase of $1,873,198, or 11.1%. The increase in expenses in fiscal 2001 is due to the hiring of several additional senior management personnel including our former Chief Executive Officer. We also incurred increased severance, recruitment and relocation costs as a result of several senior and mid-level management changes.

INTEREST EXPENSE: Interest expense decreased to $920,862 during fiscal 2001, compared to $1,104,115 during fiscal 2000, a decrease of $183,253, or 16.6%. Our interest cost decrease was primarily the result of a reduction in interest rates during fiscal 2001.

NET LOSS: Our net loss increased to $4,382,164 during fiscal 2001, compared to $1,383,654 during fiscal 2000, an increase of $2,998,510, or 217%. Our net loss increased in fiscal 2001 as a result of lower net sales and gross profits and increased operating expenses.


                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had a working capital deficit of ($5,202,638) compared to a deficit of ($6,309,266) at June 30, 2001. The decrease in our working capital deficit was primarily a result of decreased accounts receivable and inventory balances, offset by decreased amounts accounts payable and current obligations for long-term debt. Operating losses during the twelve-month period ended June 30, 2002 were primarily offset by proceeds from the issuance of preferred stock.

The PrimeSource Surgical Credit Agreement (as defined below) with Citizens Bank of Massachusetts, or "Citizens," contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of June 30, 2002, and accordingly was in default under the PrimeSource Surgical Credit Agreement as of June 30, 2002. On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement and, as of such date through the date of this Report, is no longer in default of the PrimeSource Surgical Credit Agreement.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK." As of June 30, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,302 at June 30, 2002). As of June 30, 2002, borrowings bore interest at ARK's prime rate plus 2.0% (6.75% at June 30, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At June 30, 2002, there was no availability under the

Luxtec Line of Credit. As of June 30, 2002, borrowings under the Luxtec Line of Credit were payable upon maturity on March 31, 2005. On August 6, 2002 we amended the Luxtec Line of Credit, which changed the maximum amount available to borrow under the Luxtec Line of Credit to the lesser of $1,250,000 or a certain percentage of accounts receivable and inventory, as defined.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. As of June 30, 2002, the Luxtec Term Note bore interest at prime plus 0.5% (5.25% at June 30, 2002) and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. As of June 30, 2002, the Luxtec Term Note required monthly principal payments of $10,000 which commenced on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted us an extension on the payment of the Luxtec Term Note until May 31, 2002. At June 30, 2002, we had outstanding borrowings of $150,000 under the Luxtec Term Note. On August 6, 2002 we paid off the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Credit Agreement amendment.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bore interest at the bank's prime rate plus 1.0% and were secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource
Surgical. The Luxtec Equipment Note required monthly principal payments of $8,333 which commenced on March 31, 2001. The Luxtec Equipment Note matured on June 30, 2002 and was fully paid at that date. At June 30, 2002, the Company had no outstanding borrowings under the Luxtec Equipment Note.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. We were in compliance with these financial covenants as of June 30, 2002. However, the Luxtec Credit Agreement contains a cross-default provision to our other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as of June 30, 2002 as described below, we were in default under the Luxtec Credit Agreement as of June 30, 2002. On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement and no longer is in default under the PrimeSource Surgical Credit Agreement, and thus, as of such date through the date of this Report, we are no longer in default under the Luxtec Credit Agreement.

On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens for a line of credit, or the "PrimeSource Surgical Line of Credit." As of June 30, 2002, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit was limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($6,243,016 at June 30, 2002). As of June 30, 2002, Borrowings bore interest at Citizens' prime rate plus 0.75% (5.50% at June 30, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrued a fee at an annual rate of 0.375%.

Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At June 30, 2002, there was no availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit were payable upon maturity in June 2003.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. As of June 30, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 0.75% (5.50% at June 30, 2002). As of June 30, 2002, the PrimeSource Surgical Term Loan requires monthly principal payments of $133,334 between July 2002 and June 2003. As of June 30, 2002, the PrimeSource Surgical Term Loan was scheduled to mature on June 1, 2003. As of June 30, 2002, PrimeSource Surgical had outstanding borrowings of $2,258,307 under the PrimeSource Surgical Term Loan.

On August 6, 2002, we amended the PrimeSource Surgical Credit Agreement. Pursuant to the amendment, we made a deferred payment in the amount of $675,000. The interest rate is now a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments are $50,000 per month between August 2002 and January 2003, $75,000 per month between February 2003 and July 2003, and $100,000 per month between August 2003 and November 2003, with the remainder due on December 2003. In addition, pursuant to the amendment to the PrimeSource Surgical Credit Agreement, the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004 and certain other changes were made. As a result of the amendment to the PrimeSource Surgical Credit Agreement, as of August 6, 2002 and through the date of this Report, we are not in default under the PrimeSource Surgical Credit Agreement. Also on August 6, 2002, we amended the Luxtec Credit Agreement pursuant to which ARK waived and amended certain provisions under the Luxtec Credit Agreement. As a result of our compliance with the amended PrimeSource Surgical Credit Agreement and the amendment to the Luxtec Credit Agreement, as of August 6, 2002 and through the date of this Report, we are not in default under the Luxtec Credit Agreement. Management expects that we will continue to be in compliance with each of the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement.

The principal source of our short-term borrowings are the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit. As of June 30, 2002, both lines of credit utilized substantially all of their respective available borrowing bases. As of June 30, 2002, the interest rates on the lines of credit were 6.75% and 5.50%, respectively. As a result of the amendments to each of the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement on August 6, 2002, we expect that the availability under our credit facilities and any cash flow from operations will be sufficient to fund our operations for the next twelve months.

On August 6, 2002, we raised $2,254,464 in additional equity capital through the issuance and sale of the Series G Stock and the warrants to purchase our common stock. In addition, on September 15, 2002, we raised an additional $348,512 in equity capital through the issuance and sale of additional shares of Series G Stock. The proceeds from the offerings were used to pay certain trade payables and to reduce outstanding borrowings under our credit facilities. If we satisfy the terms and conditions of the Purchase Agreement, dated as of August 6, 2002, we may raise an additional aggregate amount of $697,024 in equity capital through the issuance of additional shares of Series G Stock through January 2003.


                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement was effective for us on July 1, 2001, and there was no material impact on our financial position or results of operations.

In June 2001, the FASB also issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS, which was effective for us on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We have completed the preliminary phase of our evaluation of goodwill and intangible assets and it is likely we will have some impairment of goodwill upon implementation of SFAS No. 142, however, the amount of any impairment is not yet known.

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for our fiscal year beginning July 1, 2002. The implementation of this standard is not expected to have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this SFAS to have a material effect on its financial position or results of operations.

                                  RISK FACTORS

IF WE ARE UNABLE TO ACHIEVE OUR BUSINESS OBJECTIVES AND COMPLY WITH THE COVENANTS IN OUR CREDIT FACILITIES WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS.

We incurred a net loss of $6,190,563 for our fiscal year ended June 30, 2002. If we are unable to generate positive cash flow and/or raise additional equity or debt capital, we may have insufficient funds to continue our operations. In addition, if we are unable to comply with the covenants of our credit facilities, our creditors may accelerate repayment of the borrowings under our facilities.

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

      PROVISIONS IN OUR ARTICLES OF INCORPORATION AND BY-LAWS COULD MAKE IT HARDER FOR A THIRD PARTY TO ACQUIRE CONTROL OF US AND COULD DETER AN ACQUISITION. Provisions of our Articles of Organization, as amended, and the Amended and Restated By-Laws of the Massachusetts Business Corporation Law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders, subject to certain limitations. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock by us may have the effect of delaying, deferring or preventing a change of our control without further action by our stockholders and may adversely affect the voting and other rights of the holders of our common stock. In addition, our Articles of Organization do not permit cumulative voting. Further, the majority of the members of our Board of Directors serve a staggered three-year term, which may also make it more difficult for a third-party to gain control of our Board of Directors.

      PRIMESOURCE SURGICAL HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT ITS FUTURE PERFORMANCE. PrimeSource Surgical, which is our material subsidiary, commenced operations in 1996, and has grown rapidly through the acquisition of a number of specialty medical products sales and marketing organizations. Accordingly, PrimeSource Surgical has only a limited operating history from which to evaluate and forecast its business. As a result of PrimeSource Surgical's limited operating history, we may be unable to accurately forecast financial results going forward. Moreover, failure to meet our revenue, targets and financial projections may have an immediate and negative impact on our total results of operations.

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

      OUR MAJOR STOCKHOLDER HAS SUBSTANTIAL CONTROL OF US AND COULD DELAY OR PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY BELIEVE WOULD IMPROVE MANAGEMENT AND/OR OUR BUSINESS. As a result of its ownership of Series G Preferred Stock and common stock, GE Capital Equity Investments, Inc., is able to exercise substantial control over the election of our directors and determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendment to our Articles of Organization.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk exposure relates to outstanding debt. The balance of our outstanding bank debt at June 30, 2002 was approximately $10,505,685, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 PRIMESOURCE HEALTHCARE, INC. and Subsidiaries


                        Consolidated Financial Statements
                          as of June 30, 2002 and 2001,
               and for Each of the Three Years in the Period Ended
                          June 30, 2002, 2001 and 2000
                          Independent Auditors' Report


                                                                                         Page

Independent Auditors' Report                                                              F-1

Consolidated Balance Sheets as of June 30, 2002 and 2001                            F-2 - F-4

Consolidated Statements of Operations for the Years Ended June
30, 2002, 2001 and 2000                                                                   F-5

Consolidated Statements of Stockholders' Equity (Capital
Deficiency) for the Years Ended June 30, 2002, 2001 and 2000                              F-6

Consolidated Statements of Cash Flows for the Years Ended June
30, 2002, 2001 and 2000                                                             F-7 - F-8

Notes to Consolidated Financial Statements                                         F-9 - F-31

INDEPENDENT AUDITORS' REPORT


Board of Directors
PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' capital deficiency, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PrimeSource Healthcare, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.



Phoenix, Arizona

September  27, 2002

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                        2002              2001

CURRENT ASSETS:
  Cash and cash equivalents                                                            $     285,735       $    622,623
  Accounts receivable - net of allowance for doubtful accounts
    of approximately $400,000 (2002) and $622,000 (2001)                                   6,348,534          8,771,207
  Inventories - net                                                                        7,496,108          9,821,232
  Income taxes receivable                                                                    110,000
  Prepaid expenses and other current assets                                                  207,765            152,260
                                                                                       --------------     --------------

           Total current assets                                                           14,448,142         19,367,322

PROPERTY, PLANT, AND EQUIPMENT - Net                                                       1,139,935          1,740,340

INTANGIBLE ASSETS - Net of accumulated amortization
  of approximately $267,000 (2002) and $221,000 (2001)                                       143,272            140,479

GOODWILL - Net of accumulated amortization
  of approximately $3,862,000 (2002) and $2,175,000 (2001)                                21,499,956         23,844,720

OTHER ASSETS - Net of accumulated amortization of
  approximately $345,000 (2002) and $192,000 (2001)                                          355,463            357,093
                                                                                       --------------     --------------

TOTAL                                                                                  $  37,586,768       $ 45,449,954
                                                                                       ==============     ==============


                                                                                                             (Continued)
                                      F-2

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY                                             2002                2001

CURRENT LIABILITIES:
  Accounts payable                                                                        $ 5,021,383       $ 10,994,075
  Accrued expenses                                                                          3,307,581          2,747,957
  Accrued restructuring costs                                                               1,111,133
  Customer deposits                                                                           220,901            568,116
  Income taxes payable                                                                                             9,500
  Lines of credit                                                                           8,097,378          8,051,826
  Current portion of long-term debt                                                         1,855,481          3,259,885
  Current portion of capital lease obligations                                                 36,923             45,229
                                                                                          -----------        -----------
           Total current liabilities                                                       19,650,780         25,676,588
                                                                                          -----------        -----------

CAPITAL LEASE OBLIGATIONS - Net of current portion                                             47,789             72,339
                                                                                          -----------        -----------

LONG-TERM DEBT - Net of current portion                                                     1,244,307             84,015
                                                                                          -----------        -----------

WARRANT PUT OBLIGATION                                                                                            95,000
                                                                                                             -----------

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  $1.00 par value - authorized, 344,864 shares; issued and outstanding,
  344,864 (2002) and 344,864 (2001) shares; aggregate liquidation
  preference of $18,983,193 (2002) and $17,803,482 (2001)                                  16,313,946         15,134,235
                                                                                          -----------        -----------

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK
  $1.00 par value - authorized, 20,000 shares; issued and outstanding
  14,008 (2001) shares; aggregate liquidation preference of $4,949,397 (2001)                                  4,949,397
                                                                                                             -----------

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  no par value - authorized, 1,000,000 shares; issued and outstanding,
  325,000 (2002) shares; aggregate liquidation preference of $10,009,288 (2002)             2,029,864
                                                                                          -----------

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  no par value - authorized, 5,221,248 shares; issued and outstanding,
  5,221,248 (2002) shares; aggregate liquidation preference of $5,402,061 (2002)           3,649,145
                                                                                          -----------

                                                                                                              (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' CAPITAL DEFICIENCY                                                2002                2001


STOCKHOLDERS' CAPITAL DEFICIENCY:
  Common stock, $0.01 par value - authorized, 50,000,000 shares;
  issued and outstanding, 7,978,309 (2002) and 7,959,704 (2001) shares                         79,783             79,597
  Additional paid-in capital                                                               12,490,202          8,434,697
  Accumulated deficit                                                                     (17,919,048)        (9,075,914)
                                                                                         --------------     --------------

           Total stockholders' capital deficiency                                          (5,349,063)          (561,620)
                                                                                         --------------     --------------

TOTAL                                                                                    $ 37,586,768       $ 45,449,954
                                                                                         ==============     ==============

See notes to consolidated financial statements                                                                 (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
------------------------------------------------------------------------------------------------------------------------


                                                                         2002                2001               2000

NET SALES                                                            $58,945,273       $ 51,031,610       $ 54,411,055

COST OF SALES                                                         39,311,222         35,455,087         36,562,624
                                                                     ------------      -------------      ------------

GROSS PROFIT                                                          19,634,051         15,576,523         17,848,431
                                                                     ------------      -------------      ------------

OPERATING EXPENSES:
  Selling, general, and administrative expenses                       21,116,385         18,813,441         16,940,243
  Restructuring expenses                                               3,954,498                             1,031,011
                                                                     ------------      -------------      ------------

           Total operating expenses                                   25,070,883         18,813,441         17,971,254
                                                                     ------------      -------------      ------------

OPERATING LOSS                                                        (5,436,832)        (3,236,918)          (122,823)

INTEREST EXPENSE                                                        (681,199)          (920,862)        (1,104,115)

OTHER EXPENSE                                                           (136,632)           (11,184)          (115,716)
                                                                     ------------      -------------      ------------

LOSS BEFORE INCOME TAX BENEFIT (PROVISION)                            (6,254,663)        (4,168,964)        (1,342,654)

INCOME TAX BENEFIT (PROVISION)                                            64,100           (213,200)           (41,000)
                                                                     ------------      -------------      ------------

NET LOSS                                                              (6,190,563)        (4,382,164)        (1,383,654)

DIVIDENDS ON PREFERRED STOCK                                          (2,652,571)        (1,419,114)          (955,481)
                                                                     ------------      -------------      ------------

NET LOSS AVAILABLE TO COMMON
  STOCKHOLDERS                                                      $ (8,843,134)      $ (5,801,278)      $ (2,339,135)
                                                                    =============      =============      ============

LOSS PER SHARE:
  Basic                                                             $      (1.11)      $      (1.37)      $      (0.69)
                                                                    =============      =============      ============

  Diluted                                                           $      (1.11)      $      (1.37)      $      (0.69)
                                                                    =============      =============      ============

See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
YEARS ENDED JUNE 30, 2002, 2001, AND 2000

------------------------------------------------------------------------------------------------------------------------------------
                                             Series B Convertible                                                         Total
                                                Preferred Stock          Common Stock     Additional                   Stockholders'
                                         -----------------------   -----------------------  Paid-in      Accumulated       Equity
                                            Shares      Amount      Shares      Amount      Capital       Deficit       (Deficiency)


BALANCE, JUNE 30, 1999                      47,243   $ 1,205,960   3,415,802  $ 34,159   $ 2,317,650   $  (935,501)     $ 2,622,268
  Repurchase of preferred stock               (354)      (10,417)                                                           (10,417)
  Issuance of common stock                                           260,227     2,602       434,501                        437,103
  Repurchase of common stock                                      (1,036,398)  (10,364)   (1,268,220)                    (1,278,584)
  Exercise of stock options                                          234,535     2,345        39,255                         41,600
  Preferred stock dividends                                                                                (955,481)       (955,481)
  Net loss                                       -             -           -         -             -     (1,383,654)     (1,383,654)
                                           -------   -----------   ---------  --------   ------------   -------------   ------------
BALANCE, JUNE 30, 2000                      46,889     1,195,543   2,874,166    28,742     1,523,186    (3,274,636)        (527,165)
  Issuance of common stock in and
    effect of reverse merger                                       3,335,000    33,350     4,649,905                      4,683,255
  Issuance of common stock                                           578,324     5,783     1,077,785                      1,083,568
  Conversion of preferred stock to common  (46,889)   (1,195,543)  1,172,214    11,722     1,183,821
  Preferred stock dividends and accretion                                                                (1,419,114)     (1,419,114)
  Net loss                                       -             -           -         -             -     (4,382,164)     (4,382,164)
                                           -------   -----------   ---------  --------   ------------   -------------   ------------
BALANCE, JUNE 30, 2001                           -             -   7,959,704    79,597     8,434,697    (9,075,914)        (561,620)
  Issuance of common stock                                            18,605       186        24,814                         25,000
  Warrants and beneficial conversion
     features of preferred stock                                                           3,912,000                      3,912,000
  Preferred stock dividends and accretion                                                               (2,652,571)      (2,652,571)
  Restricted common stock vesting                                                            118,709                        118,709
  Refund fractional shares                                                                       (18)                           (18)
  Net loss                                       -             -           -         -             -     (6,190,563)     (6,190,563)
                                           -------   -----------   ---------  --------   ------------   -------------   ------------
BALANCE, JUNE 30, 2002                           -   $         -   7,978,309  $ 79,783   $12,490,202   $(17,919,048)    $(5,349,063)
                                           =======   ===========   =========  ========   ============  ==============   ============

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                                                            2002             2001             2000
                                                                        ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $ (6,190,563)    $ (4,382,164)     $ (1,383,654)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         2,491,011        1,727,082         1,210,506
    Loss on sale of division                                              1,038,823                            731,947
    Change in fair value of warrant put obligation                          (95,000)        (172,000)          124,000
    Loss on disposal of property, plant, and equipment                      124,132            8,179
    Write off of intangible assets                                           12,405           25,132
    Issuance of common stock for services                                    25,000          100,000
    Compensation expense for vesting of stock                               118,710
    Changes in operating assets and liabilities - net of
      effect of business acquisitions and dispositions:
      Accounts receivable                                                 2,208,904          873,575          (856,749)
      Inventories                                                         1,978,659         (822,554)         (555,764)
      Income taxes receivable and payable                                  (119,500)         859,666          (836,116)
      Prepaid expenses and other current assets                               4,644          131,166          (145,312)
      Other assets                                                         (181,504)        (381,710)
      Accounts payable                                                   (5,801,528)         779,767         2,651,440
      Accrued expenses                                                      568,636          316,944        (1,502,609)
      Accrued restructuring costs                                         1,111,133
      Customer deposits                                                    (347,215)         379,456
                                                                        ------------     ------------      ------------

           Net cash used in operating activities                         (3,053,253)        (557,461)         (562,311)
                                                                        ------------     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                (86,828)        (475,280)         (606,385)
  Purchase of intangibles                                                   (64,166)
  Acquisition of other assets                                               (31,904)                          (210,444)
  Proceeds from sale of property, plant, and equipment                        6,462            7,200
  (Cash paid) purchase price refunded for business
    acquisitions - net                                                                      (391,000)          945,000
  Payment of business acquisition costs                                                     (785,159)
  Proceeds from business disposition                                                                           198,130
                                                                        ------------     ------------      ------------
           Net cash (used in) provided by investing activities             (176,436)      (1,644,239)          326,301
                                                                        ------------     ------------      ------------

                                                                                                             (Continued)


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
------------------------------------------------------------------------------------------------------------------------
                                                                              2002             2001             2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                         20,072,856        28,043,512       27,583,557
  Repayments under lines of credit                                        (20,027,304)      (28,674,599)     (26,885,104)
  Borrowings under long-term debt                                             600,000            11,854
  Repayment of long-term debt                                                (872,711)       (2,361,116)        (900,000)
  Repayment on capital leases                                                 (47,192)          (31,340)         (41,716)
  Proceeds from issuance of common stock                                                          3,261          200,000
  Proceeds from issuance of preferred stock - net of costs                  3,167,170         5,706,061          904,360
  Proceeds from the exercise of options                                                                           41,600
  Stock repurchases                                                               (18)                        (1,089,001)
                                                                           ----------- ----------------     ------------
           Net cash provided by (used in) financing activities              2,892,801         2,697,633         (186,304)
                                                                           ----------- ----------------     ------------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                       (336,888)          495,933         (422,314)
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                                     622,623           126,690          549,004
                                                                           ----------- ----------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $  285,735  $        622,623   $   126,690.00
                                                                           =========== ================   ==============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
    Interest                                                               $  741,905  $     945,393.00   $ 1,023,288.00
                                                                           =========== ================   ==============

    Income taxes                                                           $  256,100  $     109,638.00   $    1,220,582
                                                                           =========== ================   ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS - During the years ended June
  30, 2001, and 2000, the Company acquired entities in transactions summarized as follows:
    Fair value of assets acquired, including
    transaction costs                                                                  $ 17,076,173.00    $  594,089.00
    Issuance of common stock                                                             (4,254,000.00)     (237,104.00)
    Issuance of series D preferred stock                                                 (1,456,180.00)
    Cash paid in business acquisition - net of refund                                      (391,000.00)      945,000.00
                                                                                       ----------------   --------------

           Liabilities assumed                                                         $ 10,974,993.00    $ 1,301,985.00
                                                                                       ================   ==============

  Equipment acquired under capital lease                                    $ 54,745   $       39,906
                                                                           =========== ================


  Common stock issued for services                                          $ 25,000   $      100,000
                                                                           =========== ================

See notes to consolidated financial statements.                                                              (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------


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

     The Merger between PrimeSource Surgical and Luxtec was effected by Luxtec acquiring 100 percent of the issued and outstanding common stock of PrimeSource Surgical in exchange for 3,301,239 shares of common stock, par value $.01 per share (the "Common Stock"), 46,889 shares of Series B Convertible Preferred Stock, par value $1.00 per share (the "Series B Stock"), 344,864 shares of Series C Redeemable, Convertible Preferred Stock, par value $1.00 per share (the "Series C Stock"), and 9,674 shares of Series D Exchangeable, Convertible Preferred Stock, par value $1.00 per share (the "Series D Stock") of Luxtec. In addition, the Company assumed PrimeSource Surgical options to purchase 2,519,542 shares of common stock and PrimeSource Surgical warrants to purchase 578,088 shares of common stock. On March 3, 2001, the Company issued 4,334 shares of Series D Stock and 450,000 shares of common stock in exchange for 10,000 shares of the Company's previously outstanding Series A Redeemable Preferred Stock and warrants to purchase 450,000 shares of common stock at $3.00 per share (Note 3).

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

                                                   2001                  2000

    Net sales                                 $ 58,991,021          $ 70,096,810
                                             =============         =============

    Net loss                                 $ (7,834,540)         $ (2,835,332)
                                             =============         =============

    Loss per share, basic and diluted        $      (1.22)         $      (0.47)
                                             =============         =============

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The Company has incurred losses of $6,190,563 in 2002, $4,382,164 in 2001, and $1,383,654 in 2000. The Company's business plan continues to focus on improving operations through internal growth of its specialty medical products lines and through additional manufacturing acquisitions of strategic businesses. The Company is focusing its marketing efforts on forming partnerships with other medical products companies to widen the customer base for its products. The Company intends to continue with its current strategy during fiscal 2003.

     The Company's primary debt financing is provided under loans from two different banks. As of June 30, 2002, the Company had $9,080,383 of outstanding borrowings under the PrimeSource Surgical credit agreement (the "PrimeSource Surgical Credit Agreement"), and $1,425,302 outstanding under the Luxtec credit agreement (the "Luxtec Credit Agreement"), as further discussed in Notes 6 and
7. The two credit agreements discussed above include certain financial covenants, with which the Company was out of compliance at June 30, 2002. The Company has received waivers of its defaults as of June 30, 2002 and for all prior periods. Subsequent to June 30, 2002, the Company amended both the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement to revise certain financial covenants and principal payment requirements, and as of such date cured its defaults under each of the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement. Management expects that we will continue to be in compliance with each of the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement. As a result of the amendments to each of the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement on August 6, 2002, we expect that the availability under our credit facilities and any cash flow from operations will be sufficient to fund our operations for the next twelve months.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PrimeSource Surgical; Ruby Merger Sub (dba NEMS and PEC); and Bimeco, Inc. All intercompany balances and transactions have been eliminated.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

     CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company's customers. Collateral is generally not required. In addition, the Company routinely maintains cash in excess of $100,000 in certain banks to pay general accounts payable, payroll, etc. The Company, by policy, places the investments with financial institutions evaluated as highly creditworthy. At June 30, 2002, the Company's had uninsured cash balances totaling $345,129.

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

     INTANGIBLE ASSETS consist primarily of goodwill, which has been amortized on a straight-line basis over 10 to 20 years. Intangible assets are recorded at cost, net of accumulated amortization.

     OTHER ASSETS consist principally of deposits and deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

     REVENUE RECOGNITION - The Company recognizes stocking revenue at the time of shipment and passage of title. The Company also receives revenues under certain agency arrangements and recognizes revenue when the agency sale is complete. Provision is made currently for estimated sales returns and allowances, which have historically been insignificant. Warranty costs are provided for the Company's Luxtec's division sales of manufactured product. The Company expenses warranty costs as incurred as amounts have historically been insignificant and Luxtec offers minimal warranty of products. There were no warranty costs for the year ended June 30, 2002 and for the year ended June 30, 2001, total costs were approximately $11,000 and are included in cost of goods sold in the accompanying consolidated statements of operations.

     RESEARCH AND DEVELOPMENT COSTS are incurred by the Company's Luxtec division and are charged to operations as incurred. Total research and development costs for the year ended June 30, 2002 and 2001 were approximately $87,000 and $76,000 respectively.

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

     FINANCIAL INSTRUMENTS - Pursuant to SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to estimate the fair value of all financial instruments included on its balance sheets at June 30, 2002 and 2001. The Company generally considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments. At June 30, 2002 and 2001, the estimated fair value of the Company's long-term borrowings was approximately $3,119,200 and approximately $3,343,900, respectively.

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

     LOSS PER COMMON SHARE - SFAS No. 128, EARNINGS PER SHARE, requires the dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings (loss) per share calculations. Earnings (loss) per share amounts for the years ended June 30, 2002, 2001, and 2000 are calculated using only weighted-average outstanding shares of 7,975,208, 4,249,494, and 3,383,382, respectively. Options and warrants to purchase common stock totaling 5,713,342, 4,409,289, and 1,951,549 shares at June 30, 2002, 2001, and 2000, respectively, and shares to be issued upon conversion of preferred stock were not used for computing diluted earnings
(loss) per share because the result would be antidilutive. Put warrants totaling 282,022 for each of the years ended June 30, 2002, 2001, and 2000 were not used for computing diluted earnings (loss) per share because the result would be antidilutive.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, BUSINESS COMBINATIONS. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The statement was effective for the Company on July 1, 2001, and there was no material impact on the Company's financial position or results of operations.

     In June 2001, the FASB also issued SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS, which was effective for the Company on July 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company has completed the preliminary phase of its evaluation of goodwill and intangible assets and it is likely they will have some impairment of its goodwill upon implementation of SFAS No. 142, however, the amount of that impairment is not yet known.

     In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that long -lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company's fiscal year beginning July 1, 2002. The implementation of this standard is not expected to have a material impact on the Company's financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this SFAS to have a material effect on its financial position or results of operations.

     RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

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

     OTHER ACQUISITIONS AND DISPOSALS - Effective June 30, 2002, the Company set forth a plan to dispose of the business of PEC based upon the fact that PEC's products and services did not fit with the Company's current business lines and growth strategies. Goodwill and other impaired assets were written off in June 2002, resulting in a loss of $1,038,826 which is recorded in restructuring expense in the statement of operations. In August 2002, the Company consummated the disposition of the PEC assets.

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

4.   INVENTORIES

     Inventories consist of the following at June 30:

                                                             2002                2001
     Raw materials                                        $ 1,162,080          $ 1,346,752
     Work-in-process                                           29,168               62,884
     Finished goods                                         7,903,032           10,071,006
     Reserve for obsolescence                              (1,598,172)          (1,659,410)
                                                          ------------         -----------

     Inventories - net                                    $ 7,496,108          $ 9,821,232
                                                          ============         ===========

5.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following at June 30:

                                                                2002            2001
     Office equipment                                     $   708,211      $  844,943
     Furniture and fixtures                                   305,627         338,851
     Machinery and equipment                                  568,061         655,735
     Automobiles                                                              151,843
     Leasehold improvements                                   395,604         407,487
                                                          ------------     -----------

     Total                                                  1,977,503       2,398,859
     Less accumulated depreciation and amortization          (837,568)       (658,519)
                                                          ------------     -----------

     Property, plant, and equipment - net                 $ 1,139,935      $1,740,340
                                                          ============     ===========

     Depreciation expense totaled $536,707, $355,313 and $285,237 in fiscal year 2002, 2001 and 2000, respectively. Property and equipment held under capital leases amounted to $81,194 and $191,107, less accumulated amortization of $26,705 and $9,817, at June 30, 2002 and 2001, respectively.

6.   LINES OF CREDIT

Lines of credit at June 30 consist of the following:

                                                                2002            2001
     PrimeSource Surgical Line of Credit                  $ 6,822,076      $ 6,793,639
     Luxtec Line of Credit                                  1,275,302        1,258,187
                                                          ------------     -----------

     Total                                                 $8,097,378      $ 8,051,826
                                                           ==========      ===========

     The PrimeSource Surgical Credit Agreement (as defined below) with Citizens Bank of Massachusetts, or "Citizens," contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was not in compliance with those financial covenants as of June 30, 2002, and accordingly was in default under the PrimeSource Surgical Credit Agreement as of June 30, 2002. On August 6, 2002, PrimeSource Surgical refinanced the PrimeSource Surgical Credit Agreement and, as of such date through the date of this Report, is no longer in default of the financial covenants. Accordingly, at June 30, 2002 the borrowings were classified in accordance with contractual maturities as contained within the refinanced agreements. At June 30, 2001, the Company was in default and accordingly, borrowings were classified as current.

     On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK". As of June 30, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $2,500,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,302 at June 30, 2002). As of June 30, 2002, borrowings bore interest at ARK's prime rate plus 2.0% (6.75% at June 30, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At June 30, 2002, there was no availability under the Luxtec Line of Credit. As of June 30, 2002, borrowings under the Luxtec Line of Credit were payable upon maturity on March 31, 2005. On August 6, 2002 the
Company amended the Luxtec Line of Credit which changed the maximum amount available to borrow under the Luxtec Line of Credit to the lesser of $1,250,000 or a certain percentage of accounts receivable and inventory, as defined. The amendment also changed the maturity to December 31, 2003 and increased the interest rate to ARK's prime rate plus 3%.

     On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens for a line of credit, or the "PrimeSource Surgical Line of Credit." As of June 30, 2002, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit was limited to the lesser of $12,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($6,243,016 at June 30, 2002). As of June 30, 2002, Borrowings bore interest at Citizens' prime rate plus 0.75% (5.50% at June 30, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrued a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At June 30, 2002, there was no availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in June 2003. On August 6, 2002, the Company amended the PrimeSource Surgical Line of Credit to extend the maturity date to March 31, 2004 and amended the interest rates under the PrimeSource Surgical Term Note is paid.

7.   LONG-TERM DEBT

     Long-term debt at June 30 consists of the following:

                                                               2002             2001

     Term loan payable to bank - PrimeSource Surgical          $ 2,258,307        $ 2,904,709
     Term note payable to bank - Luxtec                            150,000            250,000
     Equipment note - Luxtec                                                           89,191
     Other notes payable                                           691,481            100,000
                                                               ------------       -----------

     Total                                                       3,099,788          3,343,900
     Less current portion                                       (1,855,481)        (3,259,885)
                                                               ------------       -----------

     Total                                                     $ 1,244,307        $    84,015
                                                               ============       ============

     On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. As of June 30, 2002, the Luxtec Term Note bore interest at prime plus 0.5% (5.25% at June 30, 2002) and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. As of June 30, 2002, the Luxtec Term Note requires monthly principal payments of $10,000 which commenced on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted us an extension on the payment of the Luxtec Term Note until May 31, 2002. At June 30, 2002 and 2001, we had outstanding borrowings of $150,000 and $250,000, respectively, under the Luxtec Term Note. On August 6, 2002 we paid off the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Line of Credit amendment.

     On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Equipment Note, or, the "Luxtec Equipment Note," in the amount of $131,000 with ARK. Borrowings bore interest at the bank's prime rate plus 1.0% (5.75% at March 31, 2002) and were secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Equipment Note required monthly principal payments of $8,333 which commenced on March 31, 2001. The Luxtec Equipment Note matured on June 30, 2002. At June 30, 2002, the Company had no outstanding borrowings under the Luxtec Equipment Note, and at June 30, 2001 the Company had $89,190 outstanding.

     The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2002. However, the Luxtec Credit Agreement contains a cross-default provision to our other credit agreements. As a result of this cross-default provision and the default under the PrimeSource Surgical Credit Agreement as described below, the Company was in default under the Luxtec Credit Agreement as of June 30, 2002. On August 6, 2002, PrimeSource Surgical successfully refinanced the PrimeSource Surgical Credit Agreement and no longer is in default under the PrimeSource Surgical Credit Agreement.

     On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. As of June 30, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 0.75% (5.50% at June 30, 2002). As of June 30, 2002, the PrimeSource Surgical Term Loan requires monthly principal payments of $133,334 between July 2002 and June 2003. The PrimeSource Surgical Term Loan matures on June 1, 2003. At June 30, 2002 and 2001, PrimeSource Surgical had outstanding borrowings of $2,258,307 and $2,904,709, respectively, under the PrimeSource Surgical Term Loan.

     On August 6, 2002, we amended the PrimeSource Surgical Credit Agreement. Pursuant to the August 6, 2002 amendment, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments are $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003, $100,000 between August 2003 and November 2003 and the remainder due on December 2003.

     Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises, which bears interest at 9.5 percent and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. Future minimum payments total $23,157 (2003), $25,456 (2004), $27,982 (2005), and $7,420 (2006). In addition, subsequent to year-end the Company negotiated a $600,000 non-interest bearing note payable to its special legal counsel in payment of existing outstanding accounts payable which is due May 30, 2004. Future minimum payments total $270,000 (2003) and $330,000 (2004).

8.   COMMON AND PREFERRED STOCK

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

     SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - Series C Stock issued in the Merger was convertible into approximately 28 shares of common stock at the option of the holder at any time, based upon the conversion ratio at June 30, 2002, as defined. Each share of Series C Stock has one vote for each share of common stock into which it would be convertible. In addition, Series C Stock ranked senior to Series B Stock and common stock and ranks junior to the Series D Stock, Series E Stock and Series F Stock. Series C Stock accrued dividends at 8 percent per annum of the original issue price of $42.76 per share. Series C Stock had a liquidation preference equal to the greater of (i) $50.50 per share plus an amount in cash equal to all accrued but unpaid dividends or (ii) the amount the holders would have received had the holders converted their shares of Series C Stock into common stock immediately prior to a liquidation event. The Series C Stock had a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price of $42.76 per share plus accrued but unpaid dividends. Due to the redemption feature, the Series C Stock had been excluded from stockholders' equity. The Series C Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Accrued dividends for the year ended June 30, 2002 and 2001 totaled $1,567,561 and $387,850, respectively, see note 15.

     SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - Series D Stock issued in the Merger was exchangeable for equity securities of the Company to be issued in the future and was convertible into 200 shares of common stock at the option of the holder. Each share of Series D Stock had one vote for each share of common stock into which it would be convertible. In addition, Series D Stock ranked senior to Series C Stock and common stock and junior to the Series E Stock and Series F Stock. Series D Stock accrued dividends at the rate of 10 percent per year of the stated liquidation value of $342.08 per share and had a liquidation preference equal to $342.08 per share plus an amount in cash equal to all accrued but unpaid dividends. Accrued dividends for the year ended June 30, 2001 totaled $157,540. On January 23, 2002, all the outstanding shares of Series D Exchangeable, Convertible Preferred Stock were automatically exchanged for shares of Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Company issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon exchange of the Series D Preferred Stock. No cash proceeds were received in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding. The holders of the formerly outstanding Series D Stock held warrants to purchase common stock and the number of shares and price under such warrants were determined based on the Company consummating a qualified equity financing, as defined. At January 23, 2002, the exercise price per share was set at $1.00 and the aggregate number of shares of our common stock subject to purchase pursuant to such warrants was set at 1,751,130. See further discussion of the accounting treatment for the warrants at the Series F Stock below.

     SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On June 29, 2001, the Company created a new stock class, Series E preferred stock (the "Series E Stock"), with 1,000,000 authorized shares and no par value per share. In July 2001, the Company issued 325,000 shares for gross proceeds of $3,250,000. Warrants to purchase five shares of common stock at $1.00 per share were issued with each share of Series E Stock. These warrants vested immediately and expire June 28, 2011. Series E Stock was convertible into 10 shares of common stock at the option of the holder at any time. Each share of Series E Stock had one vote for each share of common into which it would be convertible. In addition, Series E Stock ranked senior to common stock, Series C stock and Series D stock. Series E Stock accrued dividends at the rate of 8 percent per year of the original issuance price of $10.00 per share and had a liquidation preference equal to $30.00 per share plus an amount equal to all accrued but unpaid dividends. The Series E Stock had a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price of $10.00 per share plus accrued but unpaid dividends. The Series E Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series E Stock issuance, warrants to purchase an aggregate of 1,625,000 shares of common stock were issued with an exercise price of $1.00 per share. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 5.1%. The resulting value of $950,000 was recorded directly to additional paid in capital. The resultant beneficial conversion feature of $950,000 was also recorded directly to additional paid in capital, see note 15.

     SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On January 23, 2002, the Company created a new stock class, Series F preferred stock (the "Series F Stock"), with 5,221,248 authorized shares and no par value per share. Series F Stock was convertible into 5,221,248 shares of common stock at the option of the holder at any time. Each share of Series F Stock had one vote for each share of common into which it would be convertible. In addition, Series F Stock ranked senior to all other stock of the Company outstanding at June 30, 2002. Series F Stock accrued dividends at the rate of 8 percent per year of the original issuance price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. The Series F Stock has a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price plus accrued but unpaid dividends. The Series F Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series F Stock issuance, the terms of certain warrants were determined at a price per share at $1.00 for an aggregate of 1,751,130 shares of our common stock. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.790%. The resulting value of $1,006,000 was recorded directly to additional paid in capital. The resultant beneficial conversion feature of $1,006,000 was also recorded directly to additional paid in capital, see note 15.

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

     In addition to the 1997 Plan, the Company has adopted several stock option plans sponsored by Luxtec. The 1992 stock plan (the "1992 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. Under the 1992 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The Board of Directors at its discretion may grant nonqualified options. The 1992 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and have terms not to exceed 10 years. Under the 1992 Plan, 500,000 total shares are authorized for issuance.

     The 1992 plan, previously sponsored by Luxtec, is available to issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 5 percent of fair market value, as defined. No shares were subscribed to or issued under the 1993 Plan in the period from March 2, 2001 through June 30, 2002.

     The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee, and that they have terms not to exceed 10 years. At June 30, 2002 and 2001, there were 68,000 , and 88,000 shares respectively, available for future grant under the 1995 Director Plan.

     WARRANTS - Related to a private placement of its preferred stock, in January 2001, the Company granted warrants to purchase shares of the Company's common stock. The quantity and price of these warrants was dependent upon certain future events which were completed in January 2002. 1,751,130 warrants with exercise prices of $1.00 per share were issued in January 2002. The warrants vested immediately and expire in December 2010, see note 15.

     Related to a private placement of its preferred stock, in July 2001, the Company granted warrants to purchase 1,625,000 shares of the Company's common stock at $1.00 per share. The warrants vested immediately and expire in July 2011, see note 15.

     An additional 118,650 warrants were issued to certain other stockholders related to prior year grants with expiration dates of June 2011, and exercise prices of $1.00 and $2.35.

     Prior to the merger with PrimeSource Surgical, Luxtec issued warrants to certain lenders and other purchasers of Luxtec's stock. Total warrants issued entitled the holders to purchase 438,171 shares of the Company's common stock, at exercise prices of $3.00 to $6.00 per share. The warrants expired December 31, 2001.

     Related to a private placement of its preferred stock, in September 2000, the Company granted warrants to purchase 157,861 shares of the Company's common stock at $1.68 per share. The warrants vested immediately and expire in September 2011, see note 15.

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

     Changes in shares under options and warrants, in common stock equivalents, for the years ended June 30 are as follows:

                                                                 Options                       Warrants
                                                       ----------------------------   ----------------------------
                                                                       Weighted                       Weighted
                                                                       Average                        Average
                                                        Shares         Exercise        Shares         Exercise
                                                      Outstanding       Price        Outstanding       Price
                                                     -------------   -------------   -------------  -------------

Balance, June 30, 1999                                    687,573         0.78           420,227         1.03

  Grants                                                1,212,981         1.76
  Canceled                                               (134,697)        1.56
  Exercised                                              (234,535)
                                                     -------------                   -------------


Balance, June 30, 2000                                  1,531,322         1.63           420,227         1.03

  Grants                                                1,903,210         1.58           157,861         1.68
  Outstanding Luxtec options at acquisition               454,500         3.03           438,171         5.70
  Canceled                                               (496,002)
                                                     -------------                   -------------

Balance, June 30, 2001                                  3,393,030         1.81         1,016,259         3.15

   Grants                                                 112,000         1.00         3,494,780         1.01
   Canceled                                            (1,864,554)        1.72          (438,173)        5.70
                                                     -------------                   -------------

Balance, June 30, 2002                                 1,640,476          1.85         4,072,866         1.04
                                                     =============                   =============

Vested and exercisable, June 30, 2002                    996,076                       4,072,866
                                                     =============                   =============

Vested and exercisable, June 30, 2001                  1,182,204                       1,016,259
                                                     =============                   =============

Vested and exercisable, June 30, 2000                    477,611                         420,227
                                                     =============                   =============


     The weighted-average fair value of option and warrant grants in fiscal 2002, 2001 and 2000 was approximately $1,559,000, $972,000, and $1,020,000, respectively.

     Outstanding stock options and warrants at June 30, 2002 consist of the following:

                                               Options                                      Warrants
                         ----------------------------------------------   ----------------------------------------------
                                                Weighted                                      Weighted
                                                Average      Weighted                         Average      Weighted
                                               Remaining     Average                         Remaining      Average
          Range of                            Contractual    Exercise                       Contractual    Exercise
       Exercise Prices           Shares       Life (Years)     Price           Shares       Life (Years)      Price

     $1.00 - $1.35              689,806          6.20       $ 1.04           3,896,356          7.70        $ 1.00
     $1.68 - $2.50              718,019          2.96       $ 1.97             176,510          8.29        $ 1.75
     $2.63 - $6.00              232,651          1.08       $ 3.91
                               ---------                                    ----------

                               1,640,476         3.61       $ 1.85           4,072,866          7.72        $ 1.04
                               ==========                                   ===========

     SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. Accordingly, no compensation expense has been recognized for employee stock option and warrant grants. Had compensation expense for the employee stock option and warrant grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net loss for the years ended June 30, 2002, 2001, and 2000 would have been increased to the pro forma amounts indicated below:

                                                                     2002                2001                  2000

     Net loss:
       As reported                                              $(6,190,563)         $ (4,382,164)         $ (1,383,654)
       Pro forma                                                 (6,591,748)           (4,993,500)           (1,523,459)
       Pro forma loss per share - basic and diluted                   (0.86)                (1.17)                (0.45)

     The fair value of each option and warrant grant is estimated on the date of
grant  using  the  Black-Scholes   option-pricing   model,  with  the  following
weighted-average assumptions:

                                                                     2002                2001               2000

     Risk-free interest rate                                         5.21%               5.28%                 6%
     Expected dividend yield                                            0%                  0%                 0%
     Expected lives                                                7 years             7 years           10 years
     Expected volatility                                               50%                 50%                50%

10.  401(k) RETIREMENT PLAN

     The Company and PrimeSource Surgical separately maintain qualified 401(k) retirement plans. The plans cover substantially all employees who have over six months of service and have attained ages 18 and 21 for the Company and PrimeSource Surgical plans, respectively. The 401(k) plans provide for a contribution by the Company each year, at the Company's discretion. The Company match totaled $169,347, $148,959, and $129,400, for the years ended June 30, 2002, 2001, and 2000, respectively.

11.  INCOME TAXES

     The (benefit) provision for income taxes for the years ended June 30 is based on the following components:

                                                                         2002                2001               2000

     Current income taxes -
       State                                                      $    (64,100)     $    213,200        $     41,000
                                                                  ---------------   ---------------     ---------------

     Deferred income taxes:
       Federal                                                      (1,458,900)       (1,269,400)          (248,400)
       State                                                          (209,200)         (217,900)           (49,200)
                                                                  ---------------   ---------------     ---------------

     Total deferred                                                 (1,668,100)       (1,487,300)          (297,600)
                                                                  ---------------   ---------------     ---------------

     Change in valuation allowance                                   1,668,100         1,487,300            297,600
                                                                  ---------------   ---------------     ---------------

     Total                                                        $    (64,100)     $    213,200        $    41,000
                                                                  ===============   ===============     ===============

     A reconciliation of the provision for income taxes to the amount of income tax (benefit) expense that would result from applying the federal statutory rate (35%) to loss before income tax benefit (provision) is as follows:

                                                                       2002              2001               2000
     Income tax benefit at statutory rate                         $ (2,248,400)     $ (1,459,100)       $  (469,900)
     Nondeductible warrant put expense (income)                         33,250           (60,200)            43,400
     State tax (expense) benefit, net of federal benefit              (202,350)           (3,100)            26,600
     Meals and entertainment                                            14,300            22,800             29,600
     Nondeductible goodwill                                            613,100           225,500             79,000
     Change in valuation allowance                                   1,668,100         1,487,300            297,600
     General business credit                                            45,000
     Other                                                              12,900                               34,700
                                                                  ---------------   ---------------     ---------------

     Total                                                        $    (64,100)     $    213,200        $    41,000
                                                                  ===============   ===============     ===============

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

                                                                                            2002                2001
     Current:
       Restructuring reserve                                                          $     387,400
       Accrued vacation                                                                      57,500      $      51,400
       Inventory valuation adjustment                                                        80,500            858,500
       Bad debt reserve                                                                     152,200            256,300
       State taxes                                                                                             (89,600)
       Accrued distributor costs                                                            394,400            410,000
       Other                                                                                120,600            165,600
                                                                                      ---------------    ---------------

       Total current                                                                      1,917,100          1,652,200
                                                                                      ---------------    ---------------

     Long-term:
       Depreciation and amortization                                                        155,700            (24,700)
       State taxes                                                                                            (235,100)
       Credit carryforward                                                                  256,900            301,900
       Capital loss carryforward                                                            300,100            300,100
       Net operating loss carryforward                                                    6,075,000          5,066,000
                                                                                      ---------------    ---------------

       Total long-term                                                                    6,793,400          5,390,200
                                                                                      ---------------    ---------------

     Total                                                                                8,710,500          7,042,400
     Valuation allowance                                                                 (8,710,500)        (7,042,400)
                                                                                      ---------------    ---------------

     Total                                                                            $           -      $           -
                                                                                      ===============    ===============

     At June 30, 2002 and 2001, the Company had federal net operating loss carryforwards of approximately $15,274,350 and $12,843,200 and state net operating loss carry forwards of $12,149,146 and $9,512,800, respectively. The Company's federal and state net operating losses expire in the tax years ending June 30, 2003 through 2022. At June 30, 2002, the Company had federal and State credit carry forwards of approximately $144,800 and $112,100, respectively. At
June 30, 2001, the Company had federal and state credit carryforwards of approximately $189,800 and $112,100, respectively. The Company's federal and state credits will generally expire in the tax years ended June 30, 2002 through 2022. The Company also has a federal capital loss carryforward of approximately $732,000. The Company's federal capital loss carryforward will begin to expire in the tax year ending June 30, 2005.

     A full valuation allowance has been provided against the Company's deferred tax assets as of June 30, 2002 and 2001, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Any future reduction of the valuation allowance established at the dates of the acquisitions (Note 3) will reduce the goodwill related to such acquisition.

12.  COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2002, 2001, and 2000 was $726,455, $584,944 and $475,037,
respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows:

                                                                                   CAPITAL          OPERATING
                                                                                   LEASES             LEASES

     2003                                                                       $     42,906       $    627,498
     2004                                                                             33,181            572,476
     2005                                                                             13,967            482,291
     2006                                                                              6,800            187,149
     2007                                                                                                41,884
                                                                                --------------     --------------

     Total minimum lease payments                                                     96,854       $  1,911,298
                                                                                                   ==============
     Amount representing interest                                                    (12,142)
                                                                                --------------

     Present value of future minimum lease payments                                   84,712
     Less current portion of capital lease obligations                               (36,923)
                                                                                --------------

     Capital lease obligations - net of current portion                         $     47,789
                                                                                ==============

     EXECUTIVE COMPENSATION - In May 2001, the Company entered into an employment agreement with its former President and Chief Executive Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives. Two other executive officers had employment agreements that provide for compensation and severance amounts. In connection with the restructuring discussed in Note 14, all three agreements were severed. At June 30, 2002, executive officers of the Company's subsidiaries had employment agreements that provide for compensation and severance. Subsequent to June 30, 2002, the Company entered into a new employment agreement with its President and Chief Executive Officer.

     LITIGATION - The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's consolidated financial statements.

     On September 5, 2002, two former executive officers and directors of the Company filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleges a breach by the Company of the severance agreements with each of them and seeks an aggregate of at least $1.2 million in compensatory damages. The Company believes that it has meritorious defenses and it intends to defend its position with respect to this complaint.


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

               Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $4,194,680 and $2,655,817 and $2,011,185 for 2002, 2001,
          and 2000, respectively.

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

               Following the Merger, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution
          - Surgical segment. Total sales between these segments totaled approximately $5,178,351 and $1,480,000 for years ended June 30, 2002 and 2001.

     Disclosures   regarding  the  Company's  reportable  segments  including  a corporate management fee allocation with reconciliation to consolidated totals are presented below.

                                                                        2002
                               --------------------------------------------------------------------------------
                                  DISTRIBUTION -   DISTRIBUTION -
                                   PRIMESOURCE     PRIMESOURCE                     CORPORATE/
                                    SURGICAL       CRITICAL CARE   MANUFACTURING     OTHER           TOTAL

Net sales                         $ 29,412,136       $ 21,993,101    $ 7,540,036                    $ 58,945,273
                                  ==============     =============   ===========     =============  =============

Net (loss)
  income                          $ (1,914,899)      $   (961,584)    $ 880,600       $(4,194,680)  $ (6,190,563)
                                  ==============     =============   ===========     =============  =============

Total assets                      $ 24,274,210       $  6,171,408    $ 6,684,070      $   457,080   $ 37,586,768
                                  ==============     =============   ===========     =============  =============

Restructuring expense                                $  1,038,823                     $ 2,915,675   $  3,954,498
                                                     =============                   =============  =============

Depreciation and
  amortization                    $  1,169,527       $   107,746      $ 150,375       $ 1,063,363   $  2,491,011
                                  ==============     =============   ===========     =============  =============

Interest expense                  $    273,612       $   209,811      $ 159,218       $    38,558   $    681,199
                                  ==============     =============   ===========     =============  =============


                                                                       2001
                               -------------------------------------------------------------------------------
                                  DISTRIBUTION -     DISTRIBUTION -
                                   PRIMESOURCE       PRIMESOURCE                    CORPORATE/
                                     SURGICAL        CRITICAL CARE  MANUFACTURING       OTHER           TOTAL
Net sales                         $  33,698,000      $ 14,453,934   $ 2,879,676                    $ 51,031,610
                                  ==============     =============   ===========                    =============

Net (loss)
  income                          $  (2,703,417)     $   (386,039)  $ 1,363,109      $ (2,655,817)  $ (4,382,164)
                                  ==============     =============   ===========     =============  =============

Total assets                      $  32,846,222      $  8,017,389   $ 4,113,415      $    472,928   $ 45,449,954
                                  ==============     =============   ===========     =============  =============

Depreciation and
  amortization                    $   1,061,475      $     79,961   $   324,743      $    260,903   $  1,727,082
                                  ==============     =============   ===========     =============  =============

Interest expense                  $     527,003      $    325,425   $    68,434                     $    920,862
                                  ==============     =============   ===========                    =============

                                                                             2000
                                           ------------------------------------------------------------------
                                           DISTRIBUTION -  DISTRIBUTION -
                                             PRIMESOURCE     PRIMESOURCE       CORPORATE/
                                              SURGICAL      CRITICAL CARE         OTHER           TOTAL

Net sales                                    $ 43,096,162    $ 11,314,893                      $ 54,411,055
                                             =============   =============                     ============

Net (loss) income                            $ (800,210)     $ 1,427,741       $ (2,011,185)   $ (1,383,654)
                                             ============    ============      ==============  =============

Total assets                                 $ 26,840,890    $ 3,908,566       $    547,773    $ 31,297,229
                                             =============   ============      =============   ============

Restructuring expense                                                          $  1,031,011    $ 1,031,011
                                                                               =============   ============

Depreciation and
  amortization                               $ 959,252       $ 96,254          $    155,000    $ 1,210,506
                                             =============   ============      =============   ============

Interest expense                             $ 901,963       $ 202,152                         $ 1,104,115
                                             =============   ============                      ============

     PrimeSource Surgical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company's external sales, based upon the customer's country of origin by geographic area for the year ended June 30, 2002 and 2001, totaled $56,937,000 and $50,401,000 respectively for sale in the United States and $2,008,000 and $631,000 for sales to other foreign companies. There were no significant sales to foreign companies in the year ended June 30, 2000.

14.  RESTRUCTURING

     In fiscal year 2000, PrimeSource Surgical approved plans for a major restructuring of its operations, with the goal of centralizing distribution facilities, eliminating unprofitable divisions, and reducing costs. The restructuring was substantially completed in the first quarter of fiscal 2001.

     In fiscal year 2002, the Company approved plans for further restructuring of operations involving narrowing the focus of the Company's operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the company's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through improved earnings. During the year ended June 30, 2002, approximately twenty-nine administrative employees were released along with several former members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former chairman and Executive Vice President. Activity consists of the following:

                                                                   LOSS ON DISPOSAL
                                                   EMPLOYEE RELATED OF DIVISION    OTHER CONTRACTS     TOTAL
     Estimated costs for 2000 restructuring          $  258,000    $   732,000    $   41,000     $ 1,031,000
     Cash payments                                     (217,000)                     (17,000)       (234,000)
     Other adjustments                                     -          (732,000)         -           (732,000)
                                                     -----------   ------------   -----------    ------------

     Balance 30, 2000                                    41,000           -           24,000          65,000

     Other adjustments                                  (41,000)          -          (24,000)        (65,000)
                                                     -----------   ------------   -----------    ------------

     Balance 30, 2001                                      -              -             -              -

     Estimated costs for 2002 restructuring           1,379,000      1,038,825     1,537,133       3,954,958
     Cash payments                                     (585,000)          -         (901,000)     (1,486,000)
     Other adjustments                                 (141,000)    (1,038,825)     (178,000)     (1,357,825)
                                                     -----------   ------------   -----------    ------------

     Balance June 30, 2002                           $  653,000    $      -       $  458,133     $ 1,111,133
                                                     ===========   ============   ===========    ============

15.  SUBSEQUENT EVENTS

     SERIES   G   CONVERTIBLE,    REDEEMABLE,   PREFERRED   STOCK   AND   EQUITY
RECAPITALIZATION - On August 6, 2002, the Company created a new stock class, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock for proceeds of $2,254,460 on such date. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants vested immediately and expire August 6, 2012. In addition, on September 15, 2002, the Company issued and sold an additional 10,891 shares of Series G Stock for proceeds of $348,512. Each share of Series G Stock is convertible into 100 shares of common stock at the option of the holder at any time after the sooner of December 31, 2002 or the approval by the Board of Directors of an increase in authorized common stock to 68,000,000 shares. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other stock of the Company. Series G Stock accrues dividends at the rate of 8 percent per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 will be recorded directly to additional paid in capital in the first quarter of fiscal year 2003. The resultant beneficial conversion feature of $1,031,000 will be recorded when the Series G Stock is convertible on the earlier of December 31, 2002 or the approval of an increase in authorized common stock to 68,000,000 shares.

     On August 6, 2002 and prior to the issuance and sale of the Series G Stock, the Company recapitalized its equity structure. Each outstanding share of Series C Stock was converted into 27.58 shares of our common stock. In connection with the conversion of the Series G Stock, we issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,614 shares of our common stock with an exercise price of $.01. These warrants vested immediately and expire on August 6, 2012. Additionally, exercise prices on warrants to purchase an aggregate of 140,330 shares of our common stock previously issued to certain Series C Stockholders were repriced from $1.68 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced will be recorded to additional paid-in capital in the first quarter of fiscal 2003. The value of these warrants totaled $2,359,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

     Simultaneously with the conversion of the Series C Stock, each outstanding share of Series F Stock was converted into one share of common stock. In connection with the conversion of the Series F Stock, we issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of our common stock with an exercise price of $.01. These warrants vested immediately and expire on August 6, 2012. In accordance with the terms of the 1,751,130 previously issued warrants, the exercise price of such warrants were repriced from $1.00 to .01. The value of the warrants issued and the warrants which were repriced will be recorded to additional paid-in capital in the first quarter of fiscal 2003. The value of these warrants totaled $1,052,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

     On August 6, 2002 and subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of Series E Stock was exchanged for ..3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, we issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of our common stock with an exercise price of $.01 and a 10 year life for each share of common stock received upon conversion of the Series C Stock. Additionally, exercise prices on 817,000 warrants to purchase common stock previously issued to certain Series E Stockholders were repriced from $1.00 to $.01 per share. These warrants vested immediately and expire on August 6, 2012. The value of the warrants issued and the warrants which were repriced were repriced will be recorded to additional paid-in capital in the first quarter of fiscal 2003. The value of these warrants totaled $763,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

     DEBT RESTRUCTURING - On August 6, 2002, the Company also amended the PrimeSource Surgical Credit Agreement and the Luxtec Credit Agreement. Pursuant to the amendment to the PrimeSource Surgical Credit Agreement, the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. See further discussion at Notes 6 and 7.


                                     ******

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE


          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)   Directors of PrimeSource:

                                    Board of Directors

     Name                      Age   Director Since                   Position                    Term Ends
     ----                      ---   --------------                   --------                    ---------
     William H. Lomicka        64         2001       Director and Chairman of the Board              2004
     Larry H. Coleman, Ph.D    58         2001       Director                                        2004
     Nicholas C. Memmo         39         2001       Director                                        2004
     James J. Goodman          42         1996       Director                                        2002
     James Berardo             41         1995       Director                                        2003
     James W. Hobbs            52         1993       Director                                        2003
     Bradford C. Walker        44         2002       Director, Chief Executive Officer and           2002
                                                     President

                        CLASS I DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2004 ANNUAL MEETING

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

                        CLASS II DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2002 ANNUAL MEETING

JAMES J. GOODMAN, DIRECTOR - Mr. Goodman has been on our Board of Directors since 1996. Mr. Goodman is President of Gemini Investors LLC, a private firm based in Wellesley, MA that invests in emerging growth companies across a wide range of industries. Gemini (and its predecessor) has raised three private equity funds and invested in more than 35 companies over the last six years. Prior to founding Gemini, Mr. Goodman was Vice President at Berkshire Partners, a leading private equity firm, from 1989 to 1993. Mr. Goodman currently serves on the board of directors of nine other companies in addition to our board of directors. He received his A.B., J.D. and M.B.A. degrees from Harvard University.

BRADFORD C. WALKER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR - Mr. Walker has over twenty years of experience managing and advising companies in variety of industries. Mr. Walker has served as our President since October 2001, a Director since May 16, 2002 and our Chief Executive Officer since August 2002. Prior to his permanent position with us, Mr. Walker had served as our Chief Restructuring Officer since October 2001. Prior to his work at PrimeSource, Mr. Walker was a Managing Director with Corporate Revitalization Partners, where he consulted companies undertaking a restructuring. From 1988 to 2001, Mr. Walker lead or participated in over 30 corporate turnarounds. In addition to turnaround work, Mr. Walker has a strong background with mergers and acquisitions. From 1983-1988, Mr. Walker was a partner with Beane Walker & Co where he was responsible for its "high tech" venture capital investments. During that time, Mr. Walker has also served as president of InCare, the nations first PC based intranet-billing network for physicians. Mr. Walker began his career in 1980 at Arthur Andersen & Co. Mr. Walker graduated cum laude from Baylor University with majors in Business Administration and Computer Sciences.


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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, some of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in such ownership to the Securities and Exchange Commission and us. To our knowledge, based solely on a review of copies of those reports furnished to us, all Section 16(a) filing requirements applicable to these persons were complied with during our fiscal year ended June 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation of our Chief Executive Officer, and the other executive officers of the Company as of June 30, 2002, or, collectively, the "Named Executive Officers":

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG TERM
                                                           ANNUAL COMPENSATION                  COMPENSATION
                                                           --------------------                    AWARDS
                                                                                                ------------
                                                                                                 SECURITIES
                                                                                                 UNDERLYING
                                 FISCAL                           OTHER ANNUAL                 OPTIONS (#) /
                                  YEAR                             COMPENSATION                  RESTRICTED
  NAME AND PRINCIPAL POSITION   ENDED(2)    SALARY($)  BONUS($)       ($)(1)       SEVERANCE   STOCK AWARDS($)
  ----------------------------  --------    ---------  --------   -------------    ---------   ---------------
  Bradford C. Walker          June 30, 2002     N/A       N/A           (4)           N/A            0
  Current President, Chief    June 30, 2001     N/A       N/A           N/A           N/a           N/A
  Executive Officer and       Oct. 31, 2000     N/A       N/A           N/A           N/A           N/A
  Director (3)

  James L. Hersma             June 30, 2002   105,941      0          28,253         17,875          0
  Former President, Chief     June 30, 2001   159,359      0           8,868                   1,166,274/59,535
  Executive Officer and       Oct. 31, 2000     N/A       N/A           N/A                         N/A
  Director (5)

  Shaun D. McMeans            June 30, 2002   138,591    9,990           0                           0
  Chief Operating and         June 30, 2001   115,267      0             0                         50,000
  Financial Officer
                              Oct. 31, 2000   65,267      N/A           N/A                         N/A

  Joe Potenza                 June 30, 2002   166,637      0           4,800                         0
  Senior Vice President,      June 30, 2001   55,267       0           3,600                      148,837
  Sales & Marketing
                              Oct. 31, 2000     N/A       N/A           N/A                         N/A

  Bruce Hoadley               June 30, 2002   132,818   47,173         4,800
  Regional Vice President     June 30, 2001   111,888   30,088         4,800
                              Oct. 31, 2000   101,500   16,852         4,800

  Mark Jungers                June 30, 2002   209,254      0             0                           0
  Regional Vice President     June 30, 2001   180,603     N/A           N/A                        37,500
                              Oct. 31, 2000   181,718     N/A           N/A                        7,442

---------

(1) Automobile allowance for Joe Potenza and Bruce Hoadley and monthly living allowance, auto allowance and life insurance pursuant to Mr. Hersma's employment agreement.
(2) Effective March 2, 2001, we changed our fiscal year end to June 30 from October 31. Accordingly, our last three fiscal year ends are June 30, 2002, June 30, 2001 and October 31, 2000. Annual compensation disclosed is for twelve months ended each of these fiscal years.
(3) We appointed Mr. Walker as President and Chief Restructuring Officer in October 2001. In August 2002, we appointed Mr. Walker as President and Chief Executive Officer.
(4) For our fiscal year ended June 30, 2002, Mr. Walker was not an employee of PrimeSource. Beginning in October 2001 and through June 30, 2002, Corporate Revitalization Partners provided consulting services to PrimeSource in connection with PrimeSource's restructuring and PrimeSource paid consulting fees to Corporate Revitalization Partners. During that period, Mr. Walker was a Managing Director of Corporate Revitalization Partners.
(5) Mr. Hersma resigned as our President, Chief Executive Officer and Director effective December 7, 2001.

     During our fiscal year ended June 30, 2002, no stock option grants were issued to the Named Executive Officers.

     The following table sets forth information with respect to options to purchase our common stock granted to the Named Executive Officers as of our fiscal year ended June 30, 2002:

                  FISCAL YEAR ENDED JUNE 30, 2002 OPTION VALUES

                                                                NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                               SHARES                            UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                              ACQUIRED ON                      OPTIONS AT FISCAL YEAR-END(#)       AT FISCAL YEAR-END($)(1)
                             EXERCISE (#)   VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE         EXERCISABLE/UNEXERCISABLE
                             ------------   -----------------   -------------------------         -------------------------
     NAME
     ----
     Bradford C. Walker            0                0                      0/0                        0/0
     James L. Hersma               0                0                      0/0                        0/0
     Shaun D. McMeans              0                0                 31,104/56,105                   0/ 0
     Joseph Potenza                0                0                37,209/111,628                   0/0
     Bruce Hoadley                 0                0                  19069/37209                    0/0
     Mark Jungers                  0                0                 12,165/34,637                   0/0

(1) Value is based on an estimated fair market value of our common stock on June 30, 2002 of $0.32, minus the exercise price under such options.

                     COMPENSATION OF NON-EMPLOYEE DIRECTORS

     As of June 30, 2002, we do not pay our non-employee directors for attendance meetings of the Board of Directors or meetings of a committee thereof. We do, however, pay expenses for attendance at meetings of the board of directors and committees thereof. In addition, non-employee directors are compensated with options to purchase shares of our common stock, in accordance with the 1995 Stock Option Plan for Non-Employee Directors, or the "Directors Plan." Under the terms of the Directors Plan, we grant our non-employee directors non-qualified stock options to purchase a total of 12,000 shares of common stock upon their election or appointment to the Board of Directors, with 4,000 options vesting on the date of grant, and 4,000 shares vesting annually thereafter provided the individual continues to serve on the Board of Directors. The options granted pursuant to the 1995 Director Plan have an exercise price equal to one-hundred percent of the fair market value per share of our common stock on the date the option is granted.

                              EMPLOYMENT CONTRACTS

WALKER EMPLOYMENT AGREEMENT

     On August 6, 2002, we entered into an Employment Agreement with Bradford C. Walker, our President, Chief Executive Officer and Director, or the "Walker Agreement." The term of the Walker Agreement will expire on August 6, 2004 and offers no renewal option.

     Mr. Walker is entitled to a base salary of $250,000 per year for the first year of his employment after which year, said salary will be reviewed by the Board of Directors. Upon review and at the Board's of Director's discretion, the salary may be increased but not decreased. Mr. Walker is also entitled to receive an annual bonus of not less than $50,000 based upon an incentive bonus program established by the Chairman of the Compensation Committee and approved by the Board of Directors.

     In connection with the execution of the Walker Agreement, we granted Mr. Walker an incentive stock option to purchase 1,950,000 shares of our common stock at an exercise price per share equal to the fair market value of a share of our common stock on the date of grant as determined by the Board of Directors. Additionally, we granted Mr. Walker an option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock at an exercise price equal to $16 per share. Subsequently, upon the first anniversary of the Effective Date, Mr. Walker will be granted an additional incentive stock option to purchase 1,300,000 shares of our common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant as determined by the Board of Directors. The described stock options will become fully vested and exercisable on the first anniversary of the date of grant of each such option.

     If we terminate Mr. Walker other than for death, disability or cause or should he be deemed to be terminated by us, all unvested stock options will immediately become vested. Additionally, upon a change in control as defined in the Walker Agreement, all unvested stock options will become vested.

     If we terminate Mr. Walker other than for death, disability or cause, upon execution by Mr. Walker of a waiver and release of claims against us, we will be obligated to pay Mr. Walker a lump sum amount equal to the lesser of six (6) months base salary or the base salary from the effective date of termination through the expiration date of the Walker Agreement.

     If Mr. Walker's employment with us terminates for any reason, he may not compete with us or solicit our employees for a period of one year from his date of termination or during any period he is receiving severance payments from us.

HERSMA EMPLOYMENT AGREEMENT

     On May 4, 2001, we entered into an employment agreement with James L. Hersma, our former President, Chief Executive Officer and Director, or the "Hersma Agreement." On December 7, 2001, Mr. Hersma resigned his employment relationship with the PrimeSource. Pursuant to the terms of the Hersma

Agreement, Mr. Hersma was entitled to continuation of base salary and medical benefits for 18 months following his resignation and may not compete with us or solicit our employees for a period of one (1) year from his date of resignation or during any period he is receiving severance payments from us.

                          COMPENSATION COMMITTEE REPORT
                            ON EXECUTIVE COMPENSATION

     Our executive compensation program is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is comprised of non-employee Directors who approve or recommend to the Board of Directors salary and bonus amounts and other annual compensation for the Named Executive Officers.

     During our fiscal year ended June 30, 2002, the annual salary of our former President and Chief Executive Officer, James L. Hersma, was set forth in his employment agreement. Mr. Hersma resigned effective December 7, 2001 and, pursuant to the terms of his employment agreement, is entitled to receive severance payments from PrimeSource.

     In October 2001, the Board of Directors appointed Bradford C. Walker as our President and Chief Restructuring Officer. At the time of Mr. Walker's appointment as our President and Chief Restructuring Officer, and until August 6, 2002, he was a Managing Director with Corporate Revitalization Partners. Accordingly, Mr. Walker was not an employee of PrimeSource during our fiscal year ended June 30, 2002. The Company, however, expensed aggregate consulting fees and expenses in the amount of $436,800 and $56,933, respectively, to Corporate Revitalization Partners during our fiscal year ended June 30, 2002 for Mr. Walker' services. On August 6, 2002, the Board of Directors appointed Mr. Walker as our President and Chief Executive Officer and PrimeSource entered into an employment agreement with Mr. Walker.

     The annual salaries of our other executive officers during our fiscal year ended June 30, 2002 were determined based on their past salaries and salaries paid by comparable companies. Shaun McMeans, our Chief Financial Officer and Chief Operating Officer, received a cash bonus in the amount of $9,990 for our fiscal year ended June 30, 2002, as a result of his exemplary contributions to PrimeSource. No other executive officers received bonuses or options to purchase our common stock in our fiscal year ended June 30, 2002 due to our performance. Factors taken into account by the Compensation Committee in determining bonuses include return on investment, net sales, and net income compared to the business plan.

         The Compensation Committee:

               William H. Lomicka, Chair
               Nicholas C. Memmo


     On November 17, 2000, our common stock was delisted from the American Stock Exchange because we no longer met the continued listing requirements of the American Stock Exchange. Since November 17, 2000, our common stock has not been listed or quoted on an exchange. A performance graph comparing our common stock performance with the performance of the S&P Small Cap 600 Index and our peer group index is provided. Because our common stock is not listed or quoted on an exchange, all values subsequent to November 17, 2000 are estimates only. The following performance graph is intended to reflect the performance of our business for our last five completed fiscal year periods, which are October 31, 1998, October 31, 1999, October 31, 2000, June 30, 2001 and June 30, 2002.

       COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG PRIMESOURCE, THE STANDARD & POOR'S ("S&P") SMALL CAP 600 INDEX AND PRIMESOURCE'S PEER
                                 GROUP INDEX (1)


                                PERFORMANCE GRAPH


                                 GRAPH OMMITTED
                           CHART BELOW REFLECTS GRAPH


                                    10/31/97     10/31/98      10/31/99    10/31/00    6/30/01   6/30/02
  -------------------------------------------------------------------------------------------------------
  PrimeSource                        $100.00       105.79         96.71       46.95      47.00     15.04
  -------------------------------------------------------------------------------------------------------
  S&P Smallcap 600                   $100.00        88.25         98.07      121.99     129.27    129.10
  -------------------------------------------------------------------------------------------------------
  PrimeSource's Peer Group           $100.00       166.79        199.13      283.26     142.19    125.92
  -------------------------------------------------------------------------------------------------------

----------
(1) This graphic presentation assumes (a) one-time $100 investments in our common stock and in market capital base-weighted amounts apportioned among all the companies whose equity securities constitute the above named broad equity market index and PrimeSource's selected peer group index, in each case made as of the market close on October 31, 1997 and (b) the automatic reinvestment of dividends, if any, in additional shares of the same class of equity securities constituting such investments at the frequency with which dividends were paid on such securities during the applicable fiscal years. We selected our peer group in good faith based on companies in a similar industry or line-of-business. PrimeSource's peer group is made up of the following six companies:

    Bio Vascular, Inc.                      Cantel Medical Corp.
    Conmed Corp.                            Fisher Scientific International Inc.
    PrimeSource Healthcare, Inc.            Patterson Dental Co.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   BENEFICIAL OWNERSHIP OF COMPANY SECURITIES

The following tables furnish certain information as of September 16, 2002 (except as otherwise noted), as to our equity securities beneficially owned by each of our directors, by each of the individuals named in the Summary Compensation Table and by all of our directors and executive officers as a group, and, to our knowledge, by any beneficial owner of more than 5% of any class or series of our outstanding equity securities.

--------------------------- ----------------------- ----------------------- -------------------------- --------------------
Name of Beneficial Owner    Number of Shares of     Number of Shares of     Aggregate Number of        Percent of Class
                            Common Stock            Series G Convertible    Shares of  Common Stock    Voting Power
                            Beneficially Owned      RedeemablePreferred     Beneficially Owned or      Presently Held3
                                                    Stock Beneficially      Underlying Preferred
                                                    Owned(1)                Stock Beneficially Owned(2)
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
GE Capital Equity                                (5)
Investments, Inc.(4)                    9,715,278                  106,060                 20,321,278               44.08%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
Coleman Swenson  Hoffman                        (7)
Booth IV L.P. (6)                       4,455,041                   62,500                 10,705,041               23.22%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                 (9)
Webbmont Holdings L.P.(8)               2,281,890                   10,606                  3,342,490                7.25%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
Geneva Middle Market                             (11)
Investors, SBIC, L.P. (10)              2,607,181                        0                  2,607,181                5.66%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (12)
James Berardo                            178,520                         0                    178,520                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (7)
Larry H. Coleman, Ph.D. (13)           4,455,041                    62,500                 10,705,041               23.22%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (14)
James J. Goodman                       2,627,181                         0                  2,627,181                5.70%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (15)
James W. Hobbs                           117,470                         0                    117,470                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (16)
William H. Lomicka                       621,326                   3,739.5                  1,066,949                2.31%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (17)
Shaun McMeans                             31,104                                               31,104                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (18)
Nicholas C. Memmo                         29,527                         0                     29,527                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (19)
Joseph Potenza                            37,209                         0                     37,209                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
Bradford Walker                                0                         0                          0                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
James L. Hersma                           59,535                         0                     59,535                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
Mark Jungers                             100,000                         0                    100,000                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
                                                (20)
Bruce Hoadley                             19,069                         0                     19,069                    *
--------------------------- ----------------------- ----------------------- -------------------------- --------------------
All directors and
executive officers as a
group (12 persons)                    10,602,542                    66,239                 18,287,092               39.63%
--------------------------- ----------------------- ----------------------- -------------------------- --------------------

----------------------------------------------
Unless otherwise indicated, the address of each person is care of PrimeSource Healthcare, Inc. 3700 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock subject to options or warrants exercisable within sixty days of September 16, 2002, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

*         Less than 1%.

1 Each share of Series G Convertible Redeemable Preferred Stock entitles its holder to one hundred votes, subject to adjustment, in any vote of the holders of our common stock and may be converted into 100 shares of our common stock, subject to adjustment.

2 Includes common stock and the common stock underlying the Series G Convertible Redeemable Preferred Stock owned as of September 16, 2002 and common stock underlying options and warrants that are exercisable within sixty days of September 16, 2002.

3         Based  upon  the  aggregate  number  of  shares  of our  common  stock outstanding and underlying outstanding shares of the Series G Convertible Redeemable Preferred Stock owned as of September 16, 2002 and options and warrants exercisable within sixty days of September 16, 2002 to acquire our common stock.

4 The address of GE Capital Equity Investments is 120 Long Ridge Road, Stamford, Connecticut 06927.

5 Includes 3,721 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002. Also includes 1,744,183 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 7,654,456 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

6 The address of Coleman Swenson Hoffman Booth IV L.P. is 237 Second Avenue South, Franklin, Tennessee 37064-2649.

7 Includes 9,860 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002. Also includes 872,092 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 3,508,264 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

8 The address of Webbmont Holdings L.P. is 1355 Peachtree Street, Suite 1100, Atlanta, Georgia 30309.

9 Includes 310,496 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Includes 15,930 shares of our common stock held of record by Robert Neale Fisher, 8,434 shares of our common stock held of record by Virginia A. Fisher, 353,057 shares of our common stock held of record by Investors Equity, Inc. and 1,586,531 shares of our common stock held of record by Webbmont Holdings, L.P., all of which are considered beneficially held by Robert W. Fisher. Mr. Fisher is the President of Woodcrest Associates, Ltd., the general partner of Webbmont Holdings, L.P. Also includes 7,442 shares of our common stock underlying options held by Mr. Fisher that are exercisable within sixty days of September 16, 2002. Does not include warrants held by Webbmont Holdings, Robert Neale Fisher, Virginia A. Fisher and Investors Equity to purchase an aggregate of 1,146,380 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

10 The address of Geneva Middle Market Investors SBIC, L.P. is care of Gemini Investors LLC, 20 William Street, Wellesley, Massachusetts 02481.

11 Includes 541,832 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 499,512 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

12 Includes 154,520 shares of our common stock held by various trusts of which Mr. Berardo is a trustee and over which Mr. Berardo shares investment and voting control. Mr. Berardo disclaims beneficial ownership of such shares. Also includes 24,000 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002.

13 Dr. Coleman is the Managing General Partner of CSHB Ventures IV L.P., the General Partner of Coleman Swenson Booth IV, L.P.

14 Consists of 450,000 shares of our common stock held of record by Geneva Middle Market Investors SBIC, L.P., of which Mr. Goodman is President. Includes 541,832 shares of common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Also includes 20,000 shares of common stock underlying options that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 499,512 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

15 Includes 70,300 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002.

16 Includes 23,813 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002. Also includes 47,857 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 138,837 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

17 Includes 31,104 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002.

18 Includes 21,022 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002. Also includes 8,505 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 16, 2002. Does not include warrants to purchase an aggregate of 18,227 shares of our common stock, at $.01 per share, which may not be exercisable within sixty days of September 16, 2002.

19 Includes 37,209 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002.

20 Includes 19,069 shares of our common stock underlying options that are exercisable within sixty days of September 16, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AMD RELATED TRANSACTIONS


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Beginning in October 2000 and through August 6, 2002, we engaged Corporate Revitalization Partners, or CRP, as consultants to assist us in our restructuring. Bradford C. Walker, who was appointed as our President and Chief Restructuring Officer in October 2002, a member of our Board of Directors in May 2002 and our President and Chief Executive Officer on August 6, 2002, was a Managing Director of CRP throughout the period of October 2000 through August 6, 2002. We expensed aggregate consulting fees and expenses in the amount of $436,800 and $56,933, respectively, to CRP for Mr. Walker's services from October 2001 through June 30, 2002. On August 6, 2002, we entered into an employment agreement with Mr. Walker in connection with his appointment as our President and Chief Executive Officer. See "Employment Agreements--Walker Employment Agreement."

     On August 6, 2002, we entered into a Purchase Agreement, or the Purchase Agreement, with GE Capital Equity Investments, Inc., or GE Capital, Coleman Swenson Hoffman Booth IV L.P., or Coleman Swenson, Webbmont Holdings, L.P., or Webbmont, Investors Equity, Inc., or Investors Equity, and William H. Lomicka. Pursuant to the Purchase Agreement, we have issued and sold an aggregate of 81,343 shares of Series G Stock and warrants to purchase an aggregate of 3,300,000 shares of our common stock for an aggregate consideration of $2,602,976. In addition, subject to the terms and conditions of the Purchase Agreement, we may sell up to an additional 21,782 shares of Series G Stock to these purchasers for an additional aggregate consideration of up to $697,024. GE Capital is known to us to be a record holder of more than five percent of a class of our voting securities. Larry H. Coleman, who is a member of our Board of Directors, is the Managing General Partner of CSHB Ventures IV L.P., the General Partners of Coleman Swenson, and Coleman Swenson is known to us to be a record holder of more than five percent of a class of our voting securities. Webbmont and Investors are considered affiliated parties and are known to us to collectively be a record holder of more than five percent of a class of our voting securities. Finally, Mr. Lomicka is a member of our Board of Directors and is known to us to be a record holder of more than five percent of a class of our voting securities.

     Also on August 6, 2002, we entered into a Conversion and Exchange Agreement with GE Capital, Coleman Swenson, Webbmont, Investors Equity and Mr. Lomicka. Pursuant to the Conversion and Exchange Agreement, the holders of the Series C Stock converted all outstanding shares of Series C Stock into an aggregate of 9,513,797 shares of common stock and received warrants to purchase an aggregate of 7,390,614 shares of our common stock at a price of $.01 per share, the holders of the Series F Stock converted all outstanding shares of Series F Stock into an aggregate of 5,221,248 shares of common stock and received warrants to purchase an aggregate of 1,614,560 shares of our common stock at a price of $.01 per share, and the holders of the Series E Stock exchanged all of the outstanding shares of Series E Stock for an aggregate of 101,562.5 shares of Series G Stock and received warrants to purchase an aggregate of 817,000 shares of our common stock at a price of $.01 per share.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

1.     Consolidated Financial Statements
       ---------------------------------

       Independent Auditor's Report

       Consolidated Balance Sheets as of June 30, 2002 and June 30, 2001.

       Consolidated Statements of Operations
       for the years ended June 30, 2002, June 30, 2001 and June 30, 2000.

       Consolidated Statements of Stockholders'
       Equity (Capital Deficiency) for the years ended June 30, 2002, June 30, 2001 and June 30, 2000.

       Consolidated Statements of Cash Flows for the years ended June 30, 2002, June 30, 2001 and June 30, 2000

       Notes to Consolidated Financial Statements

2.     Financial Statement Schedules
       -----------------------------

                                                                        Additions
                                     Balance at the beginning  Charged to costs  Charged to other                   Balance at the
                                            of period              and expenses     amounts          Deductions    end of the period
FOR THE YEAR ENDED JUNE 30, 2001:

Accounts receivable allowances
for doubtful accounts                           521,007             257,865           96,289            (252,774)           622,387

Inventory reserves - primarily for
obsolescence                                  1,428,545             250,850          149,040            (169,025)         1,659,410

Deferred income tax valuation
allowance                                     5,555,100                            1,487,300                              7,042,400
                                             ----------           ----------      ----------            ----------      ------------

Total allowances deducted from assets         7,504,652             508,715        1,732,629            (421,799)         9,324,197

FOR THE YEAR ENDED JUNE 30, 2002:

Accounts receivable allowances for
doubtful accounts                               622,387             539,207        (  33,697)           (727,524)           400,373

Inventory reserves - primarily for
obsolescence                                  1,659,410             705,693        (  76,977)           (689,954)         1,598,172

Deferred income tax valuation
allowance                                     7,042,400                            1,668,100                              8,710,500
                                             ----------           ----------      ----------           -----------      -----------

Total allowances deducted from assets         9,324,197           1,244,900        1,557,426           (1,417,478)       10,709,045
                                             ==========           ==========      ==========           ===========      ===========

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

     3.18 Certificate of Correction dated July 13, 2001. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001.

     3.19 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

     3.20 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on August 8, 2002).

     3.21 Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

     4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

     4.2 Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

     4.3 Second Amended and Restated Registration Rights, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

     4.4 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

     4.5 Co-Sale Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

     10.1 Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing (as defined in the Purchase Agreement dated as of August 6, 2002).

     10.2 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts.

     10.4 First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2000, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, and Citizens Bank of Massachusetts.

     10.5 Second Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2000, by and among PrimeSource Surgical, Inc., Bimeco, Inc. Ruby Merger Sub, Inc. and Citizens Bank of Massachusetts.

     10.6 Third Amendment to Amended and Restated Credit Agreement, dated as of March 2, 2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.7 Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2002, among PrimeSource Surgical, Inc., Bimeco, Inc., Ruby Merger Sub, Inc., PrimeSource Healthcare, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.8 Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among Luxtec Corporation, Fiber Imaging Technologies,

            Inc., Cathtec Incorporated, CardioDyne, Inc. and ARK CLO 2000-1, Limited. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 31, 2001, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1, Limited.

     10.10 Second Amendment and Waiver to the Amended and Restated Loan and Security Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne,
            Inc., and Ark CLO 2000-1, Limited. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.11 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

     10.12  Luxtec   Corporation   1995  Stock  Option  Plan  for   Non-Employee
            Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

     10.13 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

     10.14 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

     10.15 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

     10.16 Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.17 Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.18 Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

     21.1   Subsidiaries of the Registrant.

     99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

     (b)  Reports on Form 8-K:

                                   SIGNATURES
                                   ----------

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PRIMESOURCE HEALTHCARE, INC.


                                             by   s/Bradford C. Walker
                                               ------------------------------
                                             Bradford C. Walker, President and
                                             Chief Executive Officer


September 30, 2002

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----


s/William H. Lomicka            Director                             September 30, 2002
----------------------
William H. Lomicka


s/James Berardo                 Director                             September 30, 2002
----------------------
James Berardo


s/Larry H. Coleman              Director                             September 30, 2002
----------------------
Larry H. Coleman


s/James J. Goodman              Director                             September 30, 2002
----------------------
James J. Goodman


s/Bradford C. Walker            President, Chief                     September 30, 2002
----------------------          Executive Officer, Director
Bradford C. Walker


s/James W. Hobbs                Director                             September 30, 2002
----------------------
James W. Hobbs


s/Nicholas C. Memmo             Director                             September 30, 2002
-------------------
Nicholas C. Memmo


s/Shaun McMeans                 Chief Financial Officer,             September 30, 2002
----------------------          Chief Operating Officer
Shaun McMeans                   And Treasurer

I, Bradford C. Walker, certify that:

     1. I have reviewed this annual report on Form 10-K of PrimeSource Healthcare, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 30, 2002

                                             /s/  Bradford C. Walker
                                             -----------------------------------
                                             Name:  Bradford C. Walker
                                             Title: President and Chief
                                                    Officer

I, Shaun McMeans, certify that:

     1. I have reviewed this annual report on Form 10-K of PrimeSource Healthcare, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


Date: September 30, 2002

                                             /s/  Shaun McMeans
                                             -----------------------------
                                             Name:  Shaun McMeans
                                             Title: Chief Operating Officer
                                                    and Chief Financial Officer

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

     3.18 Certificate of Correction dated July 13, 2001. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

     3.19 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

     3.20 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on August 8, 2002).

     3.21 Amended and Restated By-Laws (Incorporated by reference to Form 8 K, File No. 0 -14961, filed August 8, 2002).

     4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

     4.2 Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

     4.3 Second Amended and Restated Registration Rights, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

     4.4 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

     4.5 Co-Sale Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

     10.1 Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing as defined in the Purchase Agreement dated as of August 6, 2002). =

     10.2 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts.

     10.4 First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2000, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, and Citizens Bank of Massachusetts.

     10.5 Second Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2000, by and among PrimeSource Surgical, Inc., Bimeco, Inc. Ruby Merger Sub, Inc. and Citizens Bank of Massachusetts.

     10.6 Third Amendment to Amended and Restated Credit Agreement, dated as of March 2, 2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.7 Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2002, among PrimeSource Surgical, Inc., Bimeco, Inc., Ruby Merger Sub, Inc., PrimeSource Healthcare, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.8 Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among Luxtec Corporation, Fiber Imaging Technologies, Inc., Cathtec Incorporated, CardioDyne, Inc. and ARK CLO 2000-1, Limited. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

     10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 31, 2001, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1, Limited.

     10.10 Second Amendment and Waiver to the Amended and Restated Loan and Security Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne,
            Inc., and Ark CLO 2000-1, Limited. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.11 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

     10.12  Luxtec   Corporation   1995  Stock  Option  Plan  for   Non-Employee
            Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

     10.13 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

     10.14 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

     10.15 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

     10.16 Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.17 Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

     10.18 Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

     21.1   Subsidiaries of the Registrant.

     99.1 Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

(b)  Reports on Form 8-K:

     None.