Form 10-Q
period 2002-09-30
LUXTEC CORP /MA/
filed 2002-11-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

On November 8, 2002, there were 22,379,912 shares of the Registrant's common stock outstanding.

                          PRIMESOURCE HEALTHCARE, INC.

                                TABLE OF CONTENTS



PART I         FINANCIAL INFORMATION
               Item 1.    Financial Statements
                          Consolidated Balance Sheets.................................................    3
                          Unaudited Consolidated Statements of Operations.............................    5
                          Unaudited Consolidated Statement of Stockholders' Equity (Capital
                            Deficiency)...............................................................    6
                          Unaudited Consolidated Statements of Cash Flow..............................    7
                          Notes to Unaudited Condensed Consolidated Financial Statements..............    9

               Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations.................................................    17
               Item 3.    Quantitative or Qualitative Disclosure About Market Risk....................    20
               Item 4.    Controls and Procedures.....................................................    20

PART II        OTHER INFORMATION

               Item 1.    Legal Proceedings...........................................................    21
               Item 2.    Changes in Securities and Use of Proceeds...................................    21
               Item 6.    Exhibits and Reports........................................................    23

SIGNATURES     .......................................................................................    27


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                                                    SEPTEMBER 30,           JUNE 30,
ASSETS                                                                                   2002                 2002
                                                                                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                       $    255,580         $    285,735
   Accounts receivable - net of allowance for doubtful accounts of
     approximately $374,000 and $400,000, respectively                                6,207,278            6,348,534
   Inventories - net                                                                  6,917,758            7,496,108
   Prepaid expenses and other current assets                                            211,387              317,765
                                                                                   -----------------    -----------------

         Total current assets                                                        13,592,003           14,448,142

PROPERTY, PLANT, AND EQUIPMENT -  Net                                                 1,042,649            1,139,935

INTANGIBLE ASSETS - Net of accumulated amortization of
  approximately $269,000 and $267,000, respectively                                     141,382              143,272

GOODWILL - Net of accumulated amortization of approximately
  $3,862,000 and $3,862,000, respectively                                            21,499,956           21,499,956

OTHER ASSETS - Net of accumulated amortization of approximately
  $432,000 and $345,000, respectively                                                   624,613              355,463
                                                                                   -----------------    -----------------

TOTAL                                                                              $ 36,900,603         $ 37,586,768
                                                                                   =================    =================


(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY                                                SEPTEMBER 30,           JUNE 30,
(CAPITAL DEFICIENCY)                                                                     2002                 2002
                                                                                     (UNAUDITED)


CURRENT LIABILITIES:
    Accounts payable                                                               $  3,926,130         $  5,021,383
    Accrued expenses                                                                  2,620,185            3,307,581
    Accrued restructuring costs                                                         897,590            1,111,133
    Customer deposits                                                                    84,455              220,901
    Lines of credit                                                                   7,786,935            8,097,378
    Current portion of long-term debt                                                 1,302,104            1,855,481
    Current portion of capital lease obligations                                         37,678               36,923
                                                                                   -----------------    -----------------

         Total current liabilities                                                   16,655,077           19,650,780

CAPITAL LEASE OBLIGATIONS - Net of current portion                                       36,421               47,789

LONG-TERM DEBT - Net of current portion                                                 953,141            1,244,307

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    $1.00 par value - authorized, 334,864 shares; issued and outstanding 0 and 334,864 shares, respectively; aggregate liquidation preference of $0
    and $18,983,193, respectively                                                                         16,313,946

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    No par value - authorized, 1,000,000 shares; issued and outstanding 0 and 325,000 shares, respectively; aggregate liquidation preference of $0
    and $10,009,288, respectively                                                                          2,029,864

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    No par value - authorized 5,221,248 shares; issued and outstanding 0 and 5,221,248 shares, respectively; aggregate liquidation preference
    of $0 and $5,402,061, respectively                                                                     3,649,145

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK -
    No par value - authorized 230,000 shares; issued and outstanding
    81,343 and 0 shares, respectively; aggregate liquidation preference of
    $5,205,952
                                                                                      4,539,668

STOCKHOLDER'S EQUITY (CAPITAL DEFICIENCY):

    Common stock, $0.01 par value - authorized 50,000,000 shares; issued
    and outstanding 22,379,912 and 7,978,309, respectively                              223,799               79,783
    Additional paid-in capital                                                       20,223,693           12,490,202
    Accumulated deficit                                                              (5,731,196)         (17,919,048)
                                                                                   -----------------    -----------------

          Net stockholder's equity (capital deficiency)                              14,716,296          ( 5,349,063)
                                                                                   -----------------    -----------------

TOTAL                                                                              $ 36,900,603         $ 37,586,768
                                                                                   =================    =================

See notes to unaudited condensed consolidated financial statements.
                                                                                                             (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED
--------------------------------------------------------------------------------

                                                                            THREE MONTHS
                                                                                ENDED
                                                         -----------------------------------------------
                                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                                       2002                 2001

  NET SALES                                                        $ 13,145,259            $16,025,675

  COST OF SALES                                                       8,518,361             10,187,709
                                                         -----------------------    --------------------

  GROSS PROFIT                                                        4,626,898              5,837,966
                                                         -----------------------    --------------------

  OPERATING EXPENSES
       Selling expense                                                1,975,882              2,601,956
       General and administrative expense                             1,697,110              2,554,915
       Depreciation and amortization expense                            200,593                583,788
                                                         -----------------------    --------------------

            Total operating expenses                                  3,873,585              5,740,659
                                                         -----------------------    --------------------

  OPERATING INCOME                                                      753,313                 97,307

  INTEREST EXPENSE                                                    (334,013)               (205,245)

  OTHER INCOME                                                           64,930                  2,183
                                                         -----------------------    --------------------

  INCOME (LOSS) BEFORE INCOME TAX
    PROVISION                                                           484,230               (105,755)

  INCOME TAX PROVISION                                                                        (151,200)
                                                         -----------------------    --------------------

  NET INCOME (LOSS)                                                     484,230               (256,955)

  DIVIDENDS AND ACCRETION ON
    PREFERRED STOCK                                                   (106,119)               (738,875)

  EFFECT OF EQUITY RECAPITALIZATION                                  11,809,741
                                                         -----------------------    --------------------

  NET INCOME (LOSS) AVAILABLE FOR
    COMMON STOCKHOLDERS                                            $ 12,187,852            $  (995,830)
                                                         =======================    ====================

  INCOME (LOSS) PER SHARE:
    Basic                                                          $       0.71            $     (0.13)
                                                         =======================    ====================
    Diluted                                                        $       0.34            $     (0.13)
                                                         =======================    ====================


See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
UNAUDITED
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        TOTAL
                                                       COMMON STOCK            ADDITIONAL                            STOCKHOLDERS'
                                                      ------------              PAID-IN             ACCUMULATED     EQUITY (CAPITAL
                                                   SHARES     AMOUNT            CAPITAL               DEFICIT          DEFICIENCY)
BALANCE, JUNE 30, 2002                         7,978,309      $ 79,783        $ 12,490,202         $(17,919,048)     $ (5,349,063)

Equity recapitalization                       14,735,066       147,351           6,785,864           11,809,741        18,742,956
Warrants issued with issuance of Series
    G preferred stock                                                            1,031,000                              1,031,000
Accretion of discount on Series G
    preferred stock                                                                                    (77,796)           (77,796)
Preferred stock dividends                                                                              (28,323)           (28,323)
Cancellation of shares in Sale of PEC
      assets                                    (200,500)       (2,005)            (62,155)                               (64,160)
Cancellation of shares in legal
      settlement                                (132,963)       (1,330)            (41,218)                               (42,548)
Issuance of compensatory stock options
                                                                                    20,000                                 20,000
Net income
                                                                                                       484,230            484,230
                                            --------------  --------------   -----------------    ----------------- --------------


BALANCE, SEPTEMBER 30, 2002                   22,379,912    $  223,799         $20,223,693         $(5,731,196)      $  14,716,296
                                            ==============  ==============   =================    ================= ==============


See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
--------------------------------------------------------------------------------
                                                                                               THREE MONTHS
                                                                                                   ENDED
                                                                                   --------------------------------------
                                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                                         2002                 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   $  484,230           $ (256,955)

  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                      200,593              583,788
      Loss on disposal of property, plant and equipment                                      244
      Issuance of compensatory stock options                                              20,000
      Gain on legal settlement                                                           (42,548)
      Change in operating assets and liabilities:
          Accounts receivable                                                            141,256             (351,272)
          Inventories                                                                    578,350              829,677
          Income tax receivable and payable                                                                   107,536
          Prepaid expenses and other current assets                                       42,218               35,901
          Other assets                                                                  (105,815)             (85,168)
          Accounts payable                                                            (1,095,253)          (4,156,631)
          Accrued expenses                                                              (727,418)             (16,072)
          Accrued restructuring cost                                                    (213,543)
          Customer deposits                                                             (136,446)            (168,518)
          Other                                                                                                 5,491
                                                                                   -----------------    -----------------

         Net cash used in operating activities                                          (854,132)          (3,472,223)
                                                                                   -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant, and equipment                                              (7,170)             (41,910)
  Proceeds from the sale of property, plant, and equipment                                    24
  Acquisition of other assets                                                               (700)             (24,773)
                                                                                   -----------------    -----------------

         Net cash used in investment activities                                           (7,846)             (66,683)
                                                                                   -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit
                                                                                       3,566,759            7,996,878
  Repayments on lines of credit                                                       (3,877,202)          (7,049,834)
  Repayment of long-term debt                                                         (1,061,671)            (392,499)
  Repayment on capital leases                                                            (10,613)             (10,687)
  Proceeds from issuance of preferred stock - net of costs                             2,214,550            3,171,684
                                                                                   -----------------    -----------------

         Net cash provided by financing activities                                       831,823            3,715,542
                                                                                   -----------------    -----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (30,155)             176,636

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           285,735              622,623
                                                                                   -----------------    -----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  255,580           $  799,259
                                                                                   =================    =================

                                                                                                                         (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW
UNAUDITED
--------------------------------------------------------------------------------
                                                                                             Three months ended
                                                                                   ----------------------------------------
                                                                                    September 30,         September 30,
                                                                                         2002                  2001
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
      Interest                                                                     $        166,307     $          201,478
                                                                                   =================    ===================
      Income taxes                                                                                      $          128,950
                                                                                                        ===================

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:

     Issuance of note payable for debt refinancing costs                           $        250,000
                                                                                   =================
     Discount on issuance of note payable for legal services                       $        (40,023)
                                                                                   =================
     Fair value of common stock cancelled in sale of asset                         $         64,160
                                                                                   =================
     Fair value of common stock cancelled in legal settlement                      $         42,548
                                                                                   =================
     Issuance of compensatory stock options                                        $         20,000
                                                                                   =================
     Common stock issued for services                                                                   $           25,000
                                                                                                        ===================


See notes to unaudited condensed consolidated financial statements.

                                                                                                                         (Concluded)

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1)   BASIS  OF  PRESENTATION  OF  UNAUDITED  CONDENSED   CONSOLIDATED  FINANCIAL
     STATEMENTS

The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. and its subsidiaries ("PrimeSource" or the "Company"). The Company's wholly-owned operating subsidiaries include PrimeSource Surgical, Inc., Ruby Merger Sub, Inc. (dba New England Medical Specialties, Inc. and Professional Equipment Co., Inc.) and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.

PrimeSource, a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

On September 20, 2002, Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby"), sold all of the assets of its former Professional Equipment Co., Inc. ("PEC") line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,826 in the fiscal year ending June 30, 2002, as the assets were held for sale and deemed impaired at that date. In accordance with Accounting Principles Board Opinion Number 30, which was in effect for the Company prior to the implementation of Financial Accounting Standards Board ("FASB") Statement No. 144 on July 1, 2002, the loss was recognized as restructuring costs as a component of continuing operations. Ruby released all former employees of its PEC line of business and the Company cancelled unvested shares of restricted common stock for such employees. The results of operations of PEC have been included in the results of operations through the date of sale.

2)   NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

In 2001, the FASB issued Statement No. 141, Accounting for Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These statements modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective July 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and that impaired assets be written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

The Company has completed the preliminary phase of its evaluation of goodwill and intangible assets and it is likely there will be some impairment of its goodwill upon implementation of SFAS No. 142; however, the amount of that impairment is not yet known.

The following table sets forth, for the periods presented,  pro-forma net income
(loss) as if the Company had adopted SFAS No. 142 from the earliest period presented:

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                --------------------------------
                                                    2002              2001
                                                ----------------  --------------

Net income (loss), as reported                     $ 484,230        $ (256,955)
Add back goodwill amortization, net of taxes                           434,682
                                                ----------------  --------------
Adjusted net income                                $ 484,230         $ 177,727
                                                ================  ==============


In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard is effective for the Company's fiscal year beginning July 1, 2002. The implementation of this standard did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Statement is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this Statement to have a material effect on its financial position or results of operations.

3)   INVENTORIES

At September 30, 2002 and June 30, 2002, inventories consisted of the following:

                                                SEPTEMBER 30,      JUNE 30,
                                                   2002              2002

       Raw materials                           $ 1,125,293        $ 1,162,080
       Work-in-process                             135,325             29,168
       Finished goods                            7,259,376          7,903,032
       Reserve for obsolescence                 (1,602,236)        (1,598,172)
                                              ---------------   ---------------

       Inventories - net                       $ 6,917,758        $ 7,496,108
                                              ===============   ===============

4)   GOODWILL, INTANGIBLE AND OTHER ASSETS

At September 30, 2002, the Company had $21,499,956 of recorded goodwill that, in accordance with FASB Statement No. 142 is not subject to amortization.

In addition included in intangible assets, at September 30, 2002, the Company had intangible assets primarily consisting of trademarks and patents with a total cost of $331,705 and accumulated amortization of $269,344 with useful lives of 4 to 20 years.

The Company also had other assets included in other assets on the balance sheet consisting of deferred financing costs with a total cost of $922,068 and accumulated amortization of $431,714, at September 30, 2002. These costs are being amortized over the life of the related debt.

Intangible and other asset amortization expense for the three months ended September 30, 2002 was approximately $89,000. Estimated amortization expense remaining for the five succeeding fiscal years and thereafter is as follows:

                  2003                                 $350,000
                  2004                                  133,000
                  2005                                   12,000
                  2006                                   10,000
                  2007                                   10,000
                  Thereafter                             38,000

5)   LINES OF CREDIT AND LONG-TERM DEBT

At September 30, 2002 and June 30, 2002 lines of credit and long-term debt consisted of the following:

                                                                           SEPTEMBER 30,         JUNE 30,
                                                                              2002                 2002

             Term loan payable to bank - PrimeSource Surgical              $ 1,357,124        $  2,258,307
             Term note payable to bank - Luxtec                                                    150,000
             Other notes payable                                               898,121             691,481
                                                                      -----------------    ------------------

             Total debt                                                      2,255,245           3,099,788
             Less current portion                                           (1,302,104)         (1,855,481)
                                                                        -----------------    ------------------
             Total long-term debt                                          $   953,141        $  1,244,307
                                                                        =================    ==================


                                                                           SEPTEMBER 30,         JUNE 30,
                                                                              2002                 2002

             Line of credit - PrimeSource Surgical                         $ 6,511,935        $  6,822,076
             Line of credit - Luxtec                                         1,275,000           1,275,302
                                                                        -----------------    ------------------
             Total lines of credit                                         $ 7,786,935        $  8,097,378
                                                                        =================    ==================

On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK". On August 6, 2002 the Company amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of September 30, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at September 30, 2002). As of September 30, 2002, borrowings bore interest at ARK's prime rate plus 3.0% (7.75% at September 30, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At September 30, 2002, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bore interest at prime plus 0.5% and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note required monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted an extension on the payment of the Luxtec Term Note until May 31, 2002. On August 6, 2002 the Company repaid the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Credit Agreement amendment.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2002.

On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical Inc., or "PrimeSource Surgical," entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." On August 6, 2002, PrimeSource Surgical amended the PrimeSource

Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of September 30, 2002, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,939,830 at September 30, 2002). As of September 30, 2002, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.00% (7.75% at September 30, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At September 30, 2002, there was $250,333 of availability under the PrimeSource Surgical Line of Credit, before giving consideration to outstanding checks totaling $822,438. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement. Pursuant to the August 6, 2002 amendment, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments are $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003, $100,000 between August 2003 and November 2003, with the remainder due on December 2003. As of September 30, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 3.00% (7.75% at September 30, 2002). The PrimeSource Surgical Term Loan matures on December 31, 2003.

The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees will be reduced by 100% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of December 2002; 60% if Citizens receives payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003; 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003; and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, 50% of excess cash flow, as defined in the PrimeSource Credit Agreement, generated during the three-month period will be paid to Citizens and applied to reduce the principal amount of the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of September 30, 2002.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At September 30, 2002, Luxtec had outstanding borrowing of $88,144 under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At September 30, 2002, PrimeSource Surgical had outstanding borrowings of $250,000 with respect to this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

6)   RESTRUCTURING AND OTHER CHARGES:

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

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants, $500,000 related to a remaining facility lease liability, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately twenty-nine administrative employees were released along with several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity for the three-month period ended September 30, 2002 consisted of the following:

                                        EMPLOYEE           OTHER
                                       RELATED          CONTRACTS  TOTAL

Balances June 30, 2002                $ 653,000    $ 458,133    $1,111,133

Cash payments                          (157,724)     (41,580)     (199,304)
Other adjustments                                    (14,239)      (14,239)
                                     ----------   ----------    -----------


Balances September 30, 2002          $ 495,276     $ 402,314    $  897,590
                                     ==========   ==========    ===========

7)   INCOME TAXES

At September 30, 2002 and June 30, 2002 the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $5,875,000 and $6075,000. A full valuation allowance has been provided against these deferred tax assets as of September 30, 2002 as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. During the quarter ended September 30, 2002, the company had taxable income for federal and state purposes, and as a result recognized a portion of the net operating loss carryforwards through a reduction in the valuation allowance of approximately $200,000.

8)   SEGMENT REPORTING:

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

SPECIALTY DISTRIBUTION SERVICES - CRITICAL CARE - The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal and childcare and neonatal intensive care. In the quarter ended September 30, 2002, the Company disposed of a division in the Critical Care segment, Professional Equipment Co., Inc.

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

The total assets of each segment consist primarily of net property, plant, and equipment, inventories, accounts receivable, and other assets directly associated with the segments operations. Included in the total assets of the corporate staff operations are property, plant, and equipment, intangibles and other assets.

Following the merger (the "Merger") of the Company with PrimeSource Surgical on March 2, 2001, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution - Surgical segment. Total sales between these segments totaled approximately $1,382,858 and $1,150,270 for the three months ended September 30, 2002 and September 30, 2001, respectively.
Effective quarter ending September 30, 2002, the Company implemented a management fee allocation for financial statement purposes. This allocation reclassifies a portion of the corporate expense to the operating segments.

Disclosures regarding the Company's reportable segments with reconciliations to consolidated totals are presented below.

                                                  THREE MONTHS ENDED SEPTEMBER 30, 2002
                               -------------------------------------------------------------------------------

                                 DISTRIBUTION -  DISTRIBUTION -                   CORPORATE/
                                  SURGICAL      CRITICAL CARE  MANUFACTURING       OTHER           TOTAL

Net sales                        $  6,313,090     $ 4,919,022    $ 1,913,147                    $13,145,259
                                 =============    ============   ============                   ============

Net income (loss)                $    115,180     $   204,224    $   550,083     $  (385,257)   $   484,230
                                 =============    ============   ============    ============   ============

Total assets                     $ 25,044,306     $ 6,035,509    $ 5,452,292     $   368,496    $36,900,603
                                 =============    ============   ============    ============   ============

Depreciation and
  amortization                   $     64,856     $     4,544    $    34,785     $    96,408    $   200,593
                                 =============    ============   ============    ============   ============

Interest expense                 $     84,025     $    65,280    $    33,869     $   150,839    $   334,013
                                 =============    ============   ============    ============   ============



                                                  THREE MONTHS ENDED SEPTEMBER 30, 2001
                               -------------------------------------------------------------------------------

                                 DISTRIBUTION -  DISTRIBUTION -                   CORPORATE/
                                  SURGICAL      CRITICAL CARE  MANUFACTURING       OTHER           TOTAL

Net sales                        $  8,491,150     $ 5,579,707    $ 1,954,818                    $16,025,675
                                 =============    ============   ============                   ============

Net income (loss)                $    135,275     $   614,217    $   208,121     $(1,214,568)   $  (256,955)
                                 =============    ============   ============    ============   ============

Total assets                     $ 34,166,391     $ 5,199,140    $ 4,799,134     $   517,316    $44,681,981
                                 =============    ============   ============    ============   ============

Depreciation and
  amortization                   $    268,980     $    40,508    $   247,863     $    26,437    $   583,788
                                 =============    ============   ============    ============   ============

Interest expense                 $    118,979     $    55,456    $    30,810                    $   205,245
                                 =============    ============   ============                   ============

9)   NET INCOME (LOSS) PER SHARE

Net income (loss) per share amounts are calculated using net income (loss) available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three months ended September 30:

                                                                   2002            2001
Numerator:
Net income (loss)                                             $    484,230      $ (256,955)230
Preferred dividends and accretion                                 (106,119)           (738,875)
Effect of equity recapitalization                               11,809,741
                                                             ---------------------------------
Net income (loss) available to common stockholders            $ 12,187,852      $     (995,830)
                                                             =================================

Denominator:
Basic weighted average common shares outstanding                17,146,909           7,965,906
Dilutive effect of:
  Warrants                                                       7,737,803
  Assumed conversion of Series G Stock                          11,133,409
                                                             ---------------------------------
Weighted average common shares for the purpose
  of caculating diluted earning per share                       36,018,121           7,965,906
                                                             =================================

Options and warrants to purchase common stock totaling 7,653,822 at September 30, 2002, were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive. Options and warrants to purchase common stock totaling 7,965,906 at September 30, 2001, and shares to be issued upon conversion of preferred stock were not included in weighted average common shares for the purpose of calculated diluted earnings per share because the result would be antidilutive. Put warrants outstanding totaling 282,022 at September 30, 2002 and 2001 were not included in weighted average common shares for the purpose of calculating diluted earning per share because the result would be antidilutive.

10)  PREFERRED STOCK

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,038, net of cost of $388,422. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire August 6, 2012. In addition, on September 15, 2002, the Company issued and sold an additional 10,891 shares of Series G Stock for proceeds of $348,512. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder at any time after the sooner of December 31, 2002 or an increase in authorized common stock to at least 68,000,000 shares. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital. The resultant beneficial conversion feature, if any, will be recorded when the Series G Stock is convertible on the earlier of December 31, 2002 or the increase in authorized common stock to at least 68,000,000 shares.

On August 6, 2002 and prior to the issuance and sale of the Series G Stock, the Company recapitalized its equity structure. Each outstanding share of Series C

Stock was converted into 27.5871 shares of the Company's common stock. In connection with the conversion of the Series G Stock, the Company issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,613 shares of our common stock with an exercise price of $.01 per share and a 10-year life. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire on August 6, 2012. Additionally, exercise prices on warrants to purchase an aggregate of 140,330 shares of our common stock previously issued to certain Series C Stockholders were repriced from $1.68 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $2,359,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

Simultaneously with the conversion of the Series C Stock, each outstanding share of Series F Stock was converted into one share of common stock. In connection with the conversion of the Series F Stock, the Company issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of our common stock with an exercise price of $.01 per share and a 10-year life. The warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire on August 6, 2012. Additionally, the exercise price on previously issued warrants to purchase an aggregate of 1,751,130 shares of common stock was adjusted from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $1,052,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

On August 6, 2002 and subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of Series E Stock was exchanged for .3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of our common stock with an exercise price of $.01 per share. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire on August 6, 2012. Additionally, in accordance with their terms, exercise prices on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stockholders were repriced from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced were recorded as additional paid-in capital. The value of these warrants totaled $763,000 and was calculated using the Black-Scholes method, expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

Under the restructuring, former holders of Series C Stock, Series F Stock and Series E Stock received consideration totaling approximately $10,183,000, including common stock, Series G Stock, new warrants and the repricing of certain existing warrants, in exchange for the retirement of Series C Stock, Series F Stock and Series E Stock with a carrying value of approximately $21,993,000. The difference of approximately $11,810,000 has been credited to retained earnings.

11)  COMMITMENTS AND CONTINGENCIES

LITIGATION - On September 5, 2002, two former executive officers and directors of the Company filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleges a breach by the Company of the severance agreements with each of them and seeks an aggregate of at least $1.2 million in compensatory damages. The Company believes that is has meritorious defenses and it intends to defend its position with respect to this complaint. The outcome of this action cannot be determined at the present time and not assurance can be given as to the occurrence of any particular outcome.

In addition, during the quarter ended September 30, 2002, the Company resolved an outstanding matter relating to alleged non-compete violations with a former employee. Pursuant to the terms of the settlement, the former employee paid the Company a cash settlement and returned for cancellation 132,963 shares of common stock valued at $42,548.

The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's consolidated financial statements.

EXECUTIVE COMPENSATION- In August 2002, the Company entered into a two-year employment agreement with its President and Chief Executive Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives.



                                     ******

                 PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2002

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

RESULTS OF OPERATIONS

NET SALES: Net sales decreased to $13,145,259 for the three months ended September 30, 2002, compared to $16,025,675 for the same period in 2001. The net sales decrease of $2,880,416, or 18.0%, in the three-month period ended September 30, 2002 relative to the comparable period in 2001 was primarily due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001.

COST OF SALES: Cost of sales decreased to $8,518,361, or 64.8% of net sales, for the three months ended September 30, 2002, compared to $10,187,709, or 63.6% of net sales, for the same period in 2001. The decrease of $1,669,348, or 16.4%, in the three-month period ended September 30, 2002 relative to the comparable period in 2001 was primarily due to lower sales levels due primarily to the closure of the western sales territory. The increase in cost of sales as a percentage of net sales is primarily due to the difference in product mix sold in the three-month period ended September 30, 2002 compared to the same period in 2001.

GROSS PROFIT: Gross profit decreased to $4,626,898, or 35.2% of net sales, for the three months ended September 30, 2002, compared to $5,837,966, or 36.4% of net sales, for the same period in 2001. The decrease of $1,211,068, or 20.7%, in the three-month period ended September 30, 2002 relative to the comparable period in 2001 is primarily due to lower sales levels due to the closure of the western sales territory. The decrease in gross profit margins is primarily due to the difference in product mix sold in the three-month period ended September 30, 2002 compared to the same period in 2001.

SELLING EXPENSE: Selling expense decreased to $1,975,882, or 15.0% of net sales, for the three months ended September 30, 2002, compared to $2,601,956, or 16.2%, of net sales for the same period in 2001. The decrease of $626,074, or 24.1%, is primarily a result of the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001.

GENERAL AND ADMINISTRATIVE EXPENSE: General and administrative expense was $1,697,110, or 12.9% of net sales, for the three months ended September 30, 2002, compared to $2,554,915, or 15.9% of net sales, for the same period in 2001. The decrease of $857,805, or 33.6%, is primarily a result of the Company's restructuring plan initiated in November 2001. The restructuring plan decreased general and administrative expenses by narrowing the focus of the Company's operations and reducing corporate overhead through workforce reductions.

DEPRECIATION AND AMORTIZATION EXPENSE: Depreciation and amortization expense decreased to $200,593, or 1.5% of net sales, for the three months ended September 30, 2002, compared to $583,788, or 3.6% of net sales, for the same period in 2001. The decrease of $383,195, or 65.6%, in depreciation and amortization expense is the result of the implementation of Statement of Financial Accounting Standard ("SFAS") No. 142 Goodwill and Other Intangible Assets ("SFAS No. 142"), effective July 1, 2002, which requires, among other things, the discontinuance of goodwill amortization.

INTEREST EXPENSE: Interest expense increased to $334,013 for the three months ended September 30, 2002, compared to $205,245 for the same period in 2001. The increase of $128,768, or 62.7%, is the result of increased interest rates and fees related to the restructuring of the Company's debt.

INCOME TAX PROVISION: There was no recorded income tax provision for the three months ended September 30, 2002, compared to a provision of $151,200 for the same period in 2001. The income tax provision in the prior year resulted primarily from taxes due for taxable income generated at Luxtec, where in the current fiscal year Luxtec has projected operating losses. In addition, in the quarter ended September 30, 2002 the Company's current year taxable income for federal and certain states was eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities.

NET INCOME (LOSS): Net income increased to $484,230 for the three months ended September 30, 2002, compared to a net loss of ($256,955) for the same period in 2001. The increase of $741,185, or 288%, resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense related to SFAS No. 142 implementation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had a working capital deficit of $3,063,074 compared to a deficit of $5,202,638 at June 30, 2002. The decrease in our working capital deficit was primarily the result of decreased inventory balances, offset by decreased accounts payable, accrued expenses and current obligations for long-term debt.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement, or, the "Luxtec Credit Agreement," for a $2,500,000 line of credit, or, the "Luxtec Line of Credit," with ARK CLO 2000-1 LIMITED, or, "ARK". On August 6, 2002 we amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of September 30, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at September 30, 2002). As of September 30, 2002, borrowings bore interest at ARK's prime rate plus 3.0% (7.75% at September 30, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At September 30, 2002, there was no availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note, or the "Luxtec Term Note," in the amount of $300,000 with ARK. The Luxtec Term Note bore interest at prime plus 0.5% and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note required monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted us an extension on the payment of the Luxtec Term Note until May 31, 2002. On August 6, 2002 we paid off the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Credit Agreement amendment.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2002.

On June 14, 1999, the Company's wholly-owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement, or the "PrimeSource Surgical Credit Agreement," with Citizens Bank of Massachusetts, or "Citizens," for a line of credit, or the "PrimeSource Surgical Line of Credit." On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of September 30, 2002 the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,939,830 at September 30, 2002). As of September 30, 2002, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.00% (7.75% at September 30, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all assets directly held by PrimeSource Surgical. At September 30, 2002, there was $250,333 of availability under the PrimeSource Surgical Line of Credit, before giving consideration to outstanding checks totaling $822,438. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note, or, the "PrimeSource Surgical Term Loan" in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement. Pursuant to the August 6, 2002 amendment, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments are $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003, $100,000 between August 2003 and November 2003, with the remainder due on December 2003. As of September 30, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 3.00% (7.75% at September 30, 2002). The PrimeSource Surgical Term Loan matures on December 31, 2003. At September 30, 2002, PrimeSource Surgical had outstanding borrowings of $1,357,124 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees will be reduced by 100% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of December 2002; 60% if Citizens receives payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003; 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003; and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, 50% of excess cash flow, as defined in the PrimeSource Credit Agreement, generated during the three-month period will be paid to Citizens and applied to reduce the principal amount of the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of September 30, 2002.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At September 30, 2002, Luxtec had outstanding borrowing of $88,144 under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At September 30, 2002, PrimeSource Surgical had outstanding borrowings of $559,977, net of unamortized discount of $40,023. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At September 30, 2002, PrimeSource Surgical had outstanding borrowings of $250,000 with respect to this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

The principal sources of our short-term borrowings are the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit. As of September 30, 2002, we had an aggregate of approximately $250,333 available under the Luxtec Line of Credit and the PrimeSource Surgical Line of Credit. As of September 30, 2002, the interest rates on both lines of credit were 7.75%. We expect that the availability under our credit facilities and any cash flow from operations will be sufficient to fund our operations for the next twelve months.

On August 6, 2002, we raised $2,254,464 in additional equity capital through the issuance and sale of the Series G Stock and the warrants to purchase common stock. In addition, on September 15, 2002, we raised an additional $348,512 in equity capital through the issuance and sale of additional shares of Series G Stock. The proceeds from the offerings were used to pay certain trade payables and to reduce outstanding borrowings under our credit facilities. If we satisfy the terms and conditions of the Purchase Agreement, dated as of August 6, 2002, we may raise an additional aggregate amount of $697,024 in equity capital through the issuance of additional shares of Series G Stock through January 2003.

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's market risk exposure relates to outstanding debt. The outstanding balance of the bank debt at September 30, 2002 is $9,394,059, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS - Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

We are also subject to claims and suits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock for gross proceeds of $2,254,460 on that date. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at lease 68,000,000, and expire August 6, 2012. In addition, on September 15, 2002, the Company issued and sold an additional 10,891 shares of Series G Stock for proceeds of $348,512. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder at any time after the sooner of December 31, 2002 or the increase in authorized common stock to at least 68,000,000 shares. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company.
Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Our sale of the Series G Stock and the related warrants was exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers acquired the securities for their own respective accounts and not with a view to distribution. The proceeds from the Series G Stock issuance were used to reduce the Company's current obligations for long-term debt and accounts payable.

On August 6, 2002 and prior to the issuance and sale of the Series G Stock, the Company recapitalized its equity structure. Each outstanding share of Series C Stock was converted into 27.5871 shares of our common stock. In connection with the conversion of the Series G Stock, we issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,613 shares of our common stock with an exercise price of $.01 per share and a 10-year life. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire on August 6, 2012.

Simultaneously with the conversion of the Series C Stock, each outstanding share of Series F Stock was converted into one share of common stock. In connection with the conversion of the Series F Stock, we issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of our common stock with an exercise price of $.01 per share and a 10-year life. The warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000, and expire on August 6, 2012.

On August 6, 2002 and subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of Series E Stock was exchanged for .3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, we issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of our common stock with an exercise price of $.01 per share. These warrants become exercisable upon the earlier of December 31, 2002 or an increase in the number of authorized shares of common stock to at least 68,000,000 and expire on August 6, 2002.

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

3.18 Certificate of Correction dated July 13, 2001 (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19      Certificate  of Vote of Directors  Establishing a Series or a Class of
          Stock  dated  January  23,  2002  (Series  F  Convertible   Redeemable
          Preferred Stock).

3.20 Certificate of Vote of Directors Establishing a Series or a Class of Stock dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on August 8, 2002).

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

10.1 Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing (as defined in the Purchase Agreement dated as of August 6, 2002). (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.2 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.4 First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2000, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.5 Second Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2000, by and among PrimeSource Surgical, Inc., Bimeco, Inc. Ruby Merger Sub, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

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

10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 31, 2001, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1, Limited. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

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

          (b) Reports on Form 8-K: The Company filed the following current reports on Form 8-K during the three month period ended September 30, 2002:

               (1) On July 5, 2002, the Company filed a current report on Form 8-K, announcing under Item 5, the receipt by the Company of a Notice of Demand from Citizens.

               (2) On July 10, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 the receipt by the Company of a proposed term sheet from Citizens.

               (3) On August 8, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 (i) the execution of the Conversion and Exchange Agreement, dated as of August 6, 2002, (ii) the amendment and restatement of the Company's Bylaws, (iii) the execution of the Purchase Agreement, dated as of August 6, 2002,
               (iv) the execution of the Co-Sale Agreement, dated as of August 6, 2002, (v) the execution of the Second Amended and Restated Registration Rights Agreement, dated as of August 6, 2002, (vi) the execution of an amendment to the Citizens Credit Agreement, dated as of August 6, 2002, (vii) the execution of an amendment to the ARK Credit Agreement, dated as of August 6, 2002 and
               (viii) the appointment of Bradford C. Walker as the Company's President and Chief Executive Officer.

               (4) On September 17, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 the consummation by the Company of the First Additional Closing under the Purchase Agreement, dated as of August 6, 2002.

                  PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                         PRIMESOURCE HEALTHCARE, INC.
                                                (Registrant)





November 14, 2002                        /s/  SHAUN MCMEANS
--------------------                     -------------------
Date                                      Shaun McMeans
                                          Chief Financial Officer
                                          (Principal Accounting Officer and Duly
                                          Authorized Executive Officer)

I, Bradford C. Walker, certify that:

     1. I have reviewed this quarterly report on Form 10Q of PrimeSource Healthcare, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrants, other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrants, other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and repot financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

     6. The registrants, other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
       -----------------

                                    /s/  BRADFORD C. WALKER
                                    -------------------------
                                    Name:  Bradford C. Walker
                                    Title: President and Chief Executive Officer

I, Shaun McMeans, certify that:


     1. I have reviewed this quarterly report on Form 10Q of PrimeSource Healthcare, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrants, other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrants, other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and repot financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

     6. The registrants, other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 14, 2002
       -----------------

                                    /s/  SHAUN MCMEANS
                                    -------------------
                                    Name:  Shaun McMeans
                                    Title: Chief Operating Officer and
                                           Chief Financial Officer

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

3.18 Certificate of Correction dated July 13, 2001 (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

3.19      Certificate  of Vote of Directors  Establishing a Series or a Class of
          Stock  dated  January  23,  2002  (Series  F  Convertible   Redeemable
          Preferred Stock).


3.20 Certificate of Vote of Directors Establishing a Series or a Class of Stock dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on August 8, 2002).

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

10.1 Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing (as defined in the Purchase Agreement dated as of August 6, 2002). (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.2 Employment Agreement entered into between James L. Hersma and Luxtec Corporation, a Massachusetts corporation, dated as of May 4, 2001. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.4 First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2000, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.5 Second Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2000, by and among PrimeSource Surgical, Inc., Bimeco, Inc. Ruby Merger Sub, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

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

10.9 First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 31, 2001, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1, Limited. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

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

     (b) Reports on Form 8-K: The Company filed the following current reports on Form 8-K during the three month period ended September 30, 2002:

         (1) On July 5, 2002, the Company filed a current report on Form 8-K, announcing under Item 5, the receipt by the Company of a Notice of Demand from Citizens.

         (2) On July 10, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 the receipt by the Company of a proposed term sheet from Citizens.

         (3) On August 8, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 (i) the execution of the Conversion and Exchange Agreement, dated as of August 6, 2002, (ii) the amendment and restatement of the Company's Bylaws, (iii) the execution of the Purchase Agreement, dated as of August 6, 2002, (iv) the execution of the Co-Sale Agreement, dated as of August 6, 2002, (v) the execution of the Second Amended and Restated Registration Rights Agreement, dated as of August 6, 2002, (vi) the execution of an amendment to the Citizens Credit Agreement, dated as of August 6, 2002, (vii) the execution of an amendment to the ARK Credit Agreement, dated as of August 6, 2002 and
         (viii) the appointment of Bradford C. Walker as the Company's President and Chief Executive Officer.

         (4) On September 17, 2002, the Company filed a current report on Form 8-K, announcing under Item 5 the consummation by the Company of the First Additional Closing under the Purchase Agreement, dated as of August 6, 2002.