Form 10-K/A
period 2002-06-30
LUXTEC CORP /MA/
filed 2003-02-06
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           FORM 10-K/A Amendment No.1

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
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant was $1,943,689 as of December 31, 2002. Because PrimeSource's common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.32 per share of common stock as of December 31, 2002.

As of December 31, 2002, 22,379,345 shares of common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:


      None.

     The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as set forth in the pages attached hereto:

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Directors of PrimeSource:

     Following are the names and ages, as of January 29, 2003, of members of our board of directors and summaries of their backgrounds and business experience.

Name                     Age    Director Since  Position                                     Term Ends
----                     ---    --------------  --------                                     ---------
James W. Hobbs           52     1993            Director                                     2003
William H. Lomicka       65     2001            Director and Chairman of the Board           2004
Larry H. Coleman, Ph.D   59     2001            Director                                     2005
Bradford C. Walker       44     2002            Director, Chief Executive Officer and        2005
                                                President


                        CLASS III DIRECTOR SERVING A TERM
                       EXPIRING AT THE 2003 ANNUAL MEETING

JAMES W. HOBBS, DIRECTOR -- Mr. Hobbs has been on our Board of Directors since 1993. From March, 1993 to March 1, 2001, Mr. Hobbs served as our President and Chief Executive Officer. Prior to that, Mr. Hobbs was the Chief Executive Officer of Graylyn Associates from 1992 to 1993, where he currently serves as Chairman. Graylyn is an investment firm founded by Mr. Hobbs to invest in early stage medical technology. Prior to Graylyn, Mr. Hobbs served as the President and Chief Executive Officer of Genica Pharmaceutical Inc. from 1989 to 1992. Acquired by Elan Corporation, Genica Pharmaceutical Inc. was a corporation engaged in providing new diagnostic assays and conducting therapeutic research for neurological disorders. Mr. Hobbs was with Johnson and Johnson as the Vice President and General Manager of Johnson and Johnson Professional Diagnostics from 1985 to 1989. Mr. Hobbs received his B.S. degree from Wake Forest University and earned his M.B.A. from the University of North Carolina.

                         CLASS I DIRECTOR SERVING A TERM
                       EXPIRING AT THE 2004 ANNUAL MEETING

WILLIAM H. LOMICKA, DIRECTOR -- Mr. Lomicka was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Lomicka is the Chairman of Coulter Ridge Capital, a private investment firm. From 1989 to 1998, Mr. Lomicka was President of Mayfair Capital, a private investment firm. Mr. Lomicka, formerly the Senior V.P. Finance of Humana, Inc., presently serves on the boards of numerous companies, both public and private. Representative companies include: Pomeroy Computer Resources, Spectracare, Medventure Technologies, Broadband Laboratories, Franklin Health and Counsel Corporation. Mr. Lomicka graduated from the College of Wooster in Wooster, Ohio, and earned his M.B.A. from the Wharton Graduate School of the University of Pennsylvania.

                        CLASS II DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2005 ANNUAL MEETING

LARRY H. COLEMAN, PH.D., DIRECTOR -- Dr. Coleman was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Dr. Coleman is the founder and Managing General Partner of Coleman Swenson Booth Inc., a private venture capital fund established in 1986. Dr. Coleman began his venture capital career in 1983 as President of HCA Capital, a wholly-owned subsidiary of Columbia/HCA Healthcare Corporation. Dr. Coleman has served as a director on the boards of over 20 companies and is currently a board member of MediSphere Health Partners, Inc., LifeMetrix, Inc., ClearTrack Information Network, Inc., and Active Services Corporation. Dr. Coleman graduated from the University of North Carolina with an A.B. and earned his Ph.D. from the University of South Dakota.

BRADFORD C. WALKER, PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR - Mr. Walker has over twenty years of experience managing and advising companies in a variety of industries. Mr. Walker has served as our President since October 2001, a Director since May 16, 2002 and our Chief Executive Officer since August 2002. Prior to his permanent position with us, Mr. Walker had served as our Chief Restructuring Officer since October 2001. Prior to his work at PrimeSource, Mr. Walker was a Managing Director with Corporate Revitalization Partners from 2000 to 2001, where he consulted companies undertaking a restructuring. From 1988 to 2001 (as an independent consultant and in association with numerous consulting firms), Mr. Walker led or participated in over 30 corporate turnarounds, including as Chief Executive Officer of a company which filed for bankruptcy protection in 2001. In addition, Mr. Walker guaranteed certain loans and leases for a company in which he was the sole stockholder and, as a result of defaults on such obligations by the company and threats of claims against him based on such obligations, Mr. Walker was involved in a bankruptcy proceeding which commenced in 2002. From 1983-1988, Mr. Walker was a partner with Beane Walker & Co where he was responsible for its "high tech" venture capital investments. During that time, Mr. Walker also served as president of InCare, the nation's first PC based intranet-billing network for physicians. Mr. Walker began his career in 1980 at Arthur Andersen & Co. Mr. Walker graduated cum laude from Baylor University with a bachelors degree in Business Administration and Computer Sciences.


(b)  Executive Officers of PrimeSource:

     Following are the names and ages, as of January 29, 2003, of our executive officers, their positions and, for our executive officers which are not also directors, summaries of their backgrounds and business experience.

Name                         Age      Position
Bradford C. Walker           44       President, Chief Executive Officer and Director
Joseph H. Potenza            56       Senior Vice President of Sales & Marketing
Shaun D. McMeans             41       Chief Financial Officer and Senior Vice President Corporate Development
Samuel M. Stein              63       General Manager, Luxtec Illumination Division
Bruce R. Hoadley             44       Regional Vice President, Surgical Southeast Region
Scott F. Billman             46       Regional Vice President, Surgical Central Region
Mark A. Jungers              50       Regional Vice President, Critical Care
Peter A. Miller              57       Regional Manager, Critical Care

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

SAMUEL M. STEIN, GENERAL MANAGER - LUXTEC ILLUMINATION DIVISION - Mr. Stein has an extensive background in the development of young, high growth, technically oriented companies. Prior to becoming the General Manager of the Luxtec Division in March 2001, Mr. Stein served as Luxtec's Chief Financial Officer. Prior to joining Luxtec in 1993, Mr. Stein served as Chief Operating and Chief Financial Officer of Mitrol, Inc. of which he was also co-founder. He has held the position of Chief Financial Officer with companies ranging from young start-ups to subsidiaries of Fortune 500 corporations. He holds a bachelor's degree in Business Administration from the University of Toledo.

BRUCE R. HOADLEY, REGIONAL VICE PRESIDENT - PRIMESOURCE SURGICAL, SOUTHEAST REGION - Mr. Hoadley has an extensive background in med-surg and critical care product sales and management. Prior to becoming the Regional Vice President and Manager of our Surgical business in the Southeastern United States in June 1999, Mr. Hoadley served as the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the Southeastern United States. PrimeSource Surgical acquired Futuretech in June 1999. Mr. Hoadley joined Futuretech in 1991. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He holds a bachelor's degree in marketing from the University of Alabama.

SCOTT F. BILLMAN, REGIONAL VICE PRESIDENT - PRIMESOURCE SURGICAL, CENTRAL REGION - Mr. Billman has extensive experience in sales, marketing and operations management. Prior to joining PrimeSource in March 2002, Mr. Billman held several management positions in the healthcare industry. He most recently served as Senior Vice President, Product Marketing for Medi-buy, Inc. Mr. Billman holds a bachelor's degree and an MBA from Bowling Green State University.

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

PETER A. MILLER, REGIONAL MANAGER - PRIMESOURCE CRITICAL CARE - Mr. Miller has an extensive background and over 30 years experience in the medical distribution industry. Prior to becoming the Regional Manager of our Critical Care business in the Northeastern United States in December 2000, Mr. Miller served as President of New England Medical Specialties, a company he founded in 1985. PrimeSource Surgical acquired New England Medical Specialties in December 2000. Prior to founding New England Medical Specialties, Mr. Miller held positions in sales and upper management with Foster Medical.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    PRIMESOURCE HEALTHCARE, INC.



                                    By       /s/ Bradford C. Walker
                                             --------------------------
                                             Bradford C. Walker, President and
                                             Chief Executive Officer

February 6, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                        Title                                 Date

 /s/ William H. Lomicka          Director                     February 6, 2003
------------------------
William H. Lomicka

/s/ Larry H. Coleman             Director                     February 6, 2003
------------------------
Larry H. Coleman

/s/ Bradford C. Walker           President, Chief             February 6, 2003
------------------------         Executive Officer, Director
Bradford C. Walker

                                 Director                     February 6, 2003
------------------------
James W. Hobbs

/s/ Shaun McMeans                Chief Financial Officer,     February 6, 2003
------------------------         Chief Operating Officer
Shaun McMeans                    And Treasurer

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


Date: February 6, 2003


                            /s/ Bradford C. Walker
                            --------------------------
                            Name:  Bradford C. Walker
                            Title: President and Chief Executive
                                   Officer

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


Date: February 6, 2003

                            /s/ Shaun McMeans
                            --------------------------
                            Name:  Shaun McMeans
                            Title: Chief Operating Officer
                                   and Chief Financial Officer