Form 10-Q
period 2002-12-31
LUXTEC CORP /MA/
filed 2003-02-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------   --------------

                        Commission File Number--0-14961B

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

         Massachusetts                                    04-2741310
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

Yes     X    No
     -------    -------

On February 7, 2003, there were 22,379,345 shares of the Registrant's common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No      X
     ---------    --------

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION                                                                              PAGE

         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                                                 3

                   Unaudited Consolidated Statements of Operations                                             5

                   Unaudited Consolidated Statement of Stockholders' Equity (Capital Deficiency)               6

                   Unaudited Consolidated Statements of Cash Flow                                              7

                   Notes to Unaudited Consolidated Financial Statements                                        9

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                      22

         Item 3.   Quantitative or Qualitative Disclosure About Market Risk                                   28

         Item 4.   Controls and Procedures                                                                    28

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                          29

         Item 2.   Changes in Securities and Use of Proceeds                                                  29

         Item 4.   Submission of Matters to a Vote of Security Holders                                        29

         Item 5.   Other Information                                                                          30

         Item 6.   Exhibits and Reports                                                                       30

SIGNATURES                                                                                                    33


PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002
--------------------------------------------------------------------------------

                                                                                         December 31,         June 30,
ASSETS                                                                                      2002               2002
                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $ 620,874          $ 285,735
  Accounts receivable--net of allowance for doubtful accounts
    of approximately $323,000 and $400,000, respectively                                   5,904,505          6,348,534
  Inventories--net                                                                         6,241,613          7,496,108
  Income tax receivable                                                                       21,069            110,000
  Prepaid expenses and other current assets                                                  117,891            207,765
                                                                                        ------------       ------------

           Total current assets                                                           12,905,952         14,448,142

PROPERTY, PLANT, AND EQUIPMENT--Net                                                        1,065,040          1,139,935

INTANGIBLE ASSETS--Net of accumulated amortization
  of approximately $272,000 and $267,000, respectively                                       138,793            143,272

GOODWILL--Net of accumulated amortization of
  approximately $3,862,000 and $3,862,000, respectively                                   21,499,956         21,499,956

OTHER ASSETS--Net of accumulated amortization of
  approximately $539,000 and $345,000, respectively                                          513,549            355,463
                                                                                        ------------       ------------

TOTAL                                                                                   $ 36,123,290        $37,586,768
                                                                                        ============       ============

                                                                                                        (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND JUNE 30, 2002
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                           December 31,           June 30,
  (CAPITAL DEFICIENCY)                                                                            2002                 2002
                                                                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                            $ 4,704,031          $ 5,587,886
  Accrued expenses                                                                              2,587,457            3,307,581
  Accrued restructuring costs                                                                     679,223            1,111,133
  Customer deposits                                                                               104,661              220,901
  Lines of credit                                                                               6,006,883            7,530,875
  Current portion of long-term debt                                                             1,809,425            1,855,481
  Current portion of capital lease obligations                                                     37,780               36,923
                                                                                              ------------         ------------

           Total current liabilities                                                           15,929,460           19,650,780
                                                                                              ------------         ------------

CAPITAL LEASE OBLIGATIONS--Net of current portion                                                  31,994               47,789
                                                                                              ------------         ------------

LONG-TERM DEBT--Net of current portion                                                            220,227             1,244,307
                                                                                              ------------         ------------

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  $1.00 par value--authorized, 334,864 shares; issued and outstanding,
  0 and 334,864 shares, respectively; aggregate liquidation preference
  of $0 and $18,983,193, respectively                                                                               16,313,946
                                                                                                                   ------------

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  No par value--authorized, 1,000,000 shares; issued and outstanding,
  0 and 325,000 shares, respectively; aggregate liquidation preference
  of $0 and $10,009,288, respectively                                                                                2,029,864
                                                                                                                   ------------

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  No par value--authorized 5,221,248 shares; issued and outstanding,
  0 and 5,221,248 shares, respectively; aggregate liquidation preference
  of $0 and $5,402,061, respectively                                                                                 3,649,145
                                                                                                                   ------------

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  193,797 and 0 shares, respectively; aggregate liquidation preference
  of $12,402,976 and $0, respectively                                                           4,045,323
                                                                                              ------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Common stock, $0.01 par value--authorized 75,000,000 and 50,000,000 shares, respectively; issued and outstanding, 22,379,345 and 7,978,309
    shares, respectively                                                                          223,793               79,783
  Additional paid-in capital                                                                   21,288,768           12,490,202
  Accumulated deficit                                                                          (5,616,275)         (17,919,048)
                                                                                              ------------         ------------

  Net stockholder's equity (capital deficiency)                                                15,896,286           (5,349,063)
                                                                                              ------------         ------------

TOTAL                                                                                         $36,123,290          $37,586,768
                                                                                              ============         ============

See notes to unaudited condensed consolidated financial statements.                                           (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                          Three Months Ended                     Six Months Ended
                                                             December 31,                          December 31,
                                                          2002               2001               2002               2001
                                                    ---------------     ---------------    ---------------   ---------------
NET SALES                                          $     13,110,664     $  15,007,744      $  26,255,923     $   31,033,419

COST OF SALES                                             8,481,660        10,855,506         17,000,021         21,043,215
                                                    ---------------     ---------------    ---------------   ---------------

GROSS PROFIT                                              4,629,004         4,152,238          9,255,902          9,990,204
                                                    ---------------     ---------------    ---------------   ---------------

OPERATING EXPENSES:
  Selling expense                                         2,028,185         2,398,328          4,004,067          5,000,284
  General and administrative expense                      1,837,460         3,472,014          3,534,570          6,026,929
  Depreciation and amortization expense                     210,998           614,630            411,591          1,198,418
  Restructuring expense                                                     2,462,752                             2,462,752
                                                    ---------------     ---------------    ---------------   ---------------

Total operating expenses                                  4,076,643         8,947,724          7,950,228         14,688,383
                                                    ---------------     ---------------    ---------------   ---------------

OPERATING INCOME (LOSS)                                     552,361        (4,795,486)         1,305,674         (4,698,179)

INTEREST EXPENSE                                           (253,531)         (188,403)          (587,544)          (393,648)

OTHER INCOME                                                117,295             8,440            182,225             10,623
                                                    ---------------     ---------------    ---------------   ---------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                                 416,125        (4,975,449)           900,355         (5,081,204)

INCOME TAX PROVISION                                                          (64,500)                             (215,700)
                                                    ---------------     ---------------    ---------------   ---------------

NET INCOME (LOSS)                                           416,125        (5,039,949)           900,355         (5,296,904)

DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                                          (301,204)         (736,010)          (407,323)        (1,474,885)

EFFECT OF EQUITY RECAPITALIZATION                                                             11,809,741
                                                    ---------------     ---------------    ---------------   ---------------

NET INCOME (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                               $       114,921     $  (5,775,959)     $  12,302,773     $   (6,771,789)
                                                    ===============     ===============    ===============   ===============

INCOME (LOSS) PER SHARE:
  Basic                                             $          0.01     $       (0.73)     $          0.62   $        (0.86)
                                                    ===============     ===============    ===============   ===============
  Diluted                                           $          0.01     $       (0.72)     $          0.28   $        (0.85)
                                                    ===============     ===============    ===============   ===============

See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY) DECEMBER 31, 2002 AND JUNE 30, 2002
--------------------------------------------------------------------------------



                                                                                                                          Total
                                                                                                                       Stockholders'
                                                                                      Additional                          Equity
                                                           Common Stock                 Paid-in       Accumulated        (Capital
                                                      Shares          Amount           Capital         Deficit          Deficiency)


BALANCE, JUNE 30, 2002                               7,978,309       $ 79,783      $ 12,490,202    $ (17,919,048)      $ (5,349,063)

  Equity recapitalization                           14,735,066        147,351         6,785,864       11,809,741         18,742,956
  Warrants issued with issuance of Series G
    preferred stock                                                                   2,062,000                           2,062,000
  Accretion of discount on Series G
    preferred stock                                                                                     (218,287)          (218,287)
  Preferred stock dividends                                                                             (189,036)          (189,036)
  Cancellation of shares in sale of PEC
    assets                                            (201,067)        (2,011)          (62,330)                            (64,341)
  Cancellation of shares in legal settlement          (132,963)        (1,330)          (41,218)                            (42,548)
  Issuance of compensatory stock options                                                 50,000                              50,000
  Restricted common stock vesting                                                         4,250                               4,250
  Net income                                                                                             900,355            900,355
                                                   -----------     ----------     -------------     --------------    -------------

BALANCE, DECEMBER 31, 2002                          22,379,345      $ 223,793      $ 21,288,768      $ (5,616,275)     $ 15,896,286
                                                   ===========     ==========     =============     ==============    =============

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                    SIX MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                                  2002             2001

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                            $ 900,355       $(5,296,904)
  Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                                 411,591         1,198,148
   Loss on disposal of property, plant and equipment                                               2,428             7,850
   Issuance of compensatory stock options                                                         50,000
   Gain on legal settlement                                                                      (42,548)
   Impairment write down of subsidiary held for sale                                                               657,776
   Compensation expense on common stock                                                            4,069           118,709
   Change in operating assets and liabilities:
      Accounts receivable                                                                        444,029           985,717
      Inventories                                                                              1,254,495         2,457,341
      Income tax receivable and payable                                                           88,931            95,605
      Prepaid expenses and other current assets                                                   25,714           (78,801)
      Other assets                                                                              (102,218)         (154,044)
      Accounts payable                                                                          (883,855)       (3,474,625)
      Accrued expenses                                                                          (746,570)         (171,359)
      Accrued restructuring costs                                                               (431,910)        1,797,500
      Customer deposits                                                                         (116,240)         (369,211)
                                                                                               ----------       -----------

           Net cash provided by (used in) operating activities                                   858,271        (2,226,298)
                                                                                               ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                                   (125,603)          (58,739)
  Proceeds from the sale of property, plant, and equipment                                            90             4,000
  Acquisition of other assets                                                                       (700)          (59,282)
                                                                                               ----------       -----------

           Net cash used in investment activities                                               (126,213)         (114,021)
                                                                                               ----------       -----------

                                                                                                           (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                   SIX MONTHS ENDED
                                                                                                     DECEMBER 31,
                                                                                                2002              2001

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                                          $ 7,129,717       $12,276,697
   Repayments on lines of credit                                                              (8,653,709)       12,298,939)
   Repayments of long-term debt                                                               (1,305,086)         (562,080)
   Repayments on capital leases                                                                  (17,841)          (19,634)
   Proceeds from issuance of preferred stock--net of costs                                     2,450,000         3,169,559
                                                                                              ----------         ---------

           Net cash (used in) provided by financing activities                                  (396,919)        2,565,603
                                                                                              -----------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                        335,139           225,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   285,735           622,623
                                                                                              ----------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  620,874         $ 847,907
                                                                                              ==========         =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --Cash paid during the period for:
  Interest                                                                                    $  353,779         $ 440,597
                                                                                              ==========         =========
  Income Taxes                                                                                                   $ 215,101
                                                                                                                 =========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
 Issuance of note payable for debt refinancing costs                                          $ 250,000
                                                                                              =========
 Discount on issuance of note payable for legal services                                      $ (29,350)
                                                                                              =========
 Fair value of common stock cancelled in sale of assets                                       $  64,160
                                                                                              =========
 Fair value of common stock cancelled in legal settlement                                     $  42,548
                                                                                              =========
 Issuance of compensatory stock options                                                       $  50,000
                                                                                              =========
 Equipment acquired under capital leases                                                                         $  30,482
                                                                                                                 =========
 Common stock issued for services                                                                                $  25,000
                                                                                                                 =========

See notes to unaudited condensed consolidated financial statements.                                        (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

      The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. and its subsidiaries ("PrimeSource" or the "Company"). The Company's wholly owned operating subsidiaries include PrimeSource Surgical, Inc., Ruby Merger Sub, Inc. (dba New England Medical Specialties, Inc. and Professional Equipment Co., Inc.) and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the entire year.

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

      On September 20, 2002, Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby"), sold all of the assets of its former Professional Equipment Co., Inc. ("PEC") line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,823 in the fiscal year ending June 30, 2002, as the assets were held for sale and deemed impaired at that date. In accordance with Accounting Principles Board Opinion Number 30, which was in effect for the Company prior to the implementation of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144 on July 1, 2002, the loss was recognized as restructuring costs as a component of continuing operations. Ruby released all former employees of its PEC line of business and the Company cancelled unvested shares of restricted common stock for such employees. The results of operations of PEC have been included in the results of operations through the date of sale.

      Certain reclassifications have been made to the fiscal 2002 consolidated financial statements to conform to the current presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

      In 2001, the FASB issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These statements modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets effective July 1, 2002. The statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, and that impaired assets be written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

      At September 30, the Company completed the transitional impairment test for certain intangible assets with indefinite lives and found that no impairment exists. In addition, the Company has completed the first step of its transitional goodwill impairment test and anticipates a potential goodwill impairment of approximately $4,500,000 in the manufacturing reporting segment upon completion of step two of the implementation of SFAS No. 142 during the quarter ending March 31, 2003. The potential impairment charge will be recorded as a cumulative effect of a change in accounting principle as of July 1, 2002.

      The following table sets forth, for the periods presented, pro-forma net income (loss) as if the Company had adopted SFAS No. 142 during the six months ended December 31, 2001:

                                                          SIX MONTHS ENDED
                                                             DECEMBER 31,
                                                         2002          2001

      Net income (loss)--as reported                  $ 900,355    $ (5,296,904)
      Add back goodwill amortization--net of taxes                      869,363
                                                     ----------    -------------

      Adjusted net income (loss)                      $ 900,355    $ (4,427,541)
                                                     ==========    =============


      In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard was effective for the Company's fiscal year beginning July 1, 2002. The implementation of this standard did not have a material impact on the Company's financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Standard is effective for disposal activities that are initiated after December 31, 2002. The Company does not expect this Standard to have a material effect on its financial position or results of operations.

      SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE -- AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS 148 AMENDS SFAS NO. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal quarters beginning after December 15, 2002. We will adopt the disclosure requirements for SFAS 148 for the quarter ending March 31, 2003.

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company had no guarantees requiring disclosure at December 31, 2002.

3.    INVENTORIES

      At December 31, 2002 and June 30, 2002, inventories consisted of the following:

                                                December 31,         June 30,
                                                   2002               2002

      Raw materials                           $ 1,002,450        $ 1,162,080
      Work-in-process                              71,850             29,168
      Finished goods                            6,605,082          7,903,032
      Reserve for obsolescence                 (1,437,769)        (1,598,172)
                                              ------------       -----------

      Inventories--net                        $ 6,241,613        $ 7,496,108
                                              ============       ===========


4.    GOODWILL, INTANGIBLE AND OTHER ASSETS

      At both December 31, 2002 and June 30, 2002, the Company had $21,499,956 of recorded goodwill that, in accordance with SFAS No. 142 is not subject to amortization.

      In addition, included in intangible assets at December 31, 2002 and June 30, 2002, the Company had intangible assets, with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $332,707 and $360,844, respectively, and accumulated amortization of $271,935 and $266,755, respectively.

      The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of deferred financing costs with a total cost of $922,068 and $565,853, respectively and accumulated amortization of $539,178 and $345,046, at December 31, 2002 and June 30, 2002, respectively. These costs are being amortized over the life of the related debt.

      Intangible and other asset amortization expense for the three and six months ended December 31, 2002 was approximately $109,572 and $199,312, respectively. Estimated amortization expense remaining for the five succeeding fiscal years and thereafter is as follows:

      2003                                                         $ 214,000
      2004                                                           162,000
      2005                                                            10,000
      2006                                                            10,000
      2007                                                            10,000
      Thereafter                                                      38,000
                                                                   ---------

      Total                                                        $ 444,000
                                                                   =========


5.    LINES OF CREDIT AND LONG-TERM DEBT

      At December 31, 2002 and June 30, 2002, lines of credit and long-term debt consisted of the following:

                                                                  December 31,         June 30,
                                                                      2002               2002

     Term loan payable to bank--PrimeSource Surgical               $ 1,214,274       $ 2,258,307
     Term note payable to bank--Luxtec                                                   150,000
     Other notes payable                                               815,378           691,481
                                                                   ------------      ------------

     Total debt                                                      2,029,652         3,099,788
     Less current portion                                           (1,809,425)       (1,855,481)
                                                                   ------------      ------------

     Total long-term debt                                            $ 220,227        $ 1,244,307
                                                                   ============      ============



                                                                  December 31,         June 30,
                                                                      2002               2002

     Line of credit--PrimeSource Surgical                          $ 4,731,892       $ 6,255,573
     Line of credit--Luxtec                                          1,274,991         1,275,302
                                                                   ------------      ------------

     Total lines of credit                                         $ 6,006,883       $ 7,530,875
                                                                   ============      ============

      On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, the Company amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of December 31, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at December 31, 2002). As of December 31, 2002, borrowings bore interest at ARK's prime rate plus 3.0% (7.25% at December 31, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At December 31, 2002, there was no availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

      On March 2, 2001, as part of the Luxtec Credit Agreement, the Company executed an Amended and Restated Term Note (the "Luxtec Term Note") in the amount of $300,000 with ARK. The Luxtec Term Note bore interest at prime plus 0.5% and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note required monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted an extension on the payment of the Luxtec Term Note until May 31, 2002. On August 6, 2002, the Company repaid the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Credit Agreement amendment.

      The  Luxtec  Credit   Agreement   contains   covenants  that  require  the
      maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2002.

      On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical Inc. ("PrimeSource Surgical") entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of December 31, 2002, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,201,370 at December 31, 2002). As of December 31, 2002, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.50% (7.75% at December 31, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At December 31, 2002, there was $469,478 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

      On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note (the "PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003 and $100,000 between August 2003 and November 2003, with the remainder ($316,658) due on December 2003. As of December 31, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 3.50% (7.75% at December 31, 2002). The PrimeSource Surgical Term Loan matures on December 31, 2003.

      The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees would have been reduced by 100% if Citizens received payment of the PrimeSource Surgical Term Loan in full by the last banking day of December 2002; and may be reduced by 60% if Citizens receives payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003, 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003 and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

      The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period is applied to the principal amount of the PrimeSource Surgical Term Loan. At December 31, 2002 the additional repayment obligation totaled $10,451 to be paid in January 2003.

      The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of December 31, 2002.

      Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At December 31, 2002 and June 30, 2002, Luxtec had outstanding borrowing of $84,728 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At December 31, 2002 and June 30, 2002, PrimeSource Surgical had outstanding borrowing of $480,650 (net of unamortized discount of $29,350) and $600,000, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At December 31, 2002 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $250,000 with respect to this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

6.    RESTRUCTURING AND OTHER CHARGES

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

      As a result of the  restructuring  plan,  during  fiscal  year  2002,  the
      Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants, $500,000 related to a remaining facility lease liability, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity related to accrued restructuring costs for the six-month period ended December 31, 2002 consisted of the following:

                                         EMPLOYEE      OTHER
                                          RELATED    CONTRACTS       TOTAL

      Balance, June 30, 2002             $ 653,000    $ 458,133    $ 1,111,133

      Cash payments                       (334,137)     (83,160)      (417,297)
      Other adjustments                                 (14,613)       (14,613)
                                         ----------   ---------      ---------

      Balance, December 31, 2002         $ 318,863    $ 360,360      $ 679,223
                                         ==========   ==========     =========


7.    INCOME TAXES

      At December 31, 2002 and June 30, 2002, the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $5,706,000 and $6,075,000, respectively. A full valuation allowance has been provided against these deferred tax assets as of December 31, 2002 as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. During the three and six months ended December 31, 2002, the Company had taxable income for federal and state purposes, and as a result recognized a portion of the net operating loss carryforwards through a reduction in the valuation allowance of approximately $171,000 and $369,000, respectively. However, the Company may be subject to income taxes in 2003 based on limitations on the use of its net operating loss carryforwards.

8.    SEGMENT REPORTING

      The Company is organized into three operating segments based on operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services--Surgical, and Specialty Distribution Services--Critical Care. A description of each segment and principal products and operations follows:

      SPECIALTY MEDICAL PRODUCTS MANUFACTURING--This segment includes the Luxtec division acquired in March 2001, which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries.

      SPECIALTY DISTRIBUTION SERVICES--SURGICAL--The surgical segment is a national sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

      SPECIALTY DISTRIBUTION SERVICES--CRITICAL CARE--The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal, childcare, and neonatal intensive care. In the quarter ended September 30, 2002, the Company disposed of a division in the Critical Care segment, Professional Equipment Co., Inc.

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

      Following  the merger  (the  "Merger")  of the  Company  with  PrimeSource
      Surgical on March 2, 2001, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution--Surgical segment. Total sales between these segments totaled approximately $1,284,411 and $2,667,269 for the three and six-month periods ended December 31, 2002, respectively, and approximately $1,282,622 and $2,432,892 for the same periods in 2001. Effective quarter ending September 30, 2002, the Company implemented a management fee allocation for financial statement purposes. This allocation reclassifies a portion of the corporate expense to the operating segments.

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below.

                                                    THREE MONTHS ENDED DECEMBER 31, 2002
                                ----------------------------------------------------------------------------------------

                                  Distribution--    Distribution--                     Corporate/
                                    Surgical        Critical Care    Manufacturing      Other             Total

Net sales                          $ 6,678,255       $ 4,318,937      $ 2,113,472                      $13,110,664
                                   ============      ============     ===========                      ============

Net income (loss)                     $ 49,386       $   146,552      $   298,135     $   (77,948)     $   416,125
                                   ============      ============     ===========     ============     ============

Total assets                      $ 19,345,551       $ 3,024,222      $13,331,316     $   422,201      $36,123,290
                                   ============      ============     ===========     ============     ============

Depreciation and
  amortization                        $ 52,276       $     4,662      $    36,856     $   117,204      $   210,998
                                   ============      ============     ===========     ============     ============

Interest expense                      $ 51,702       $    33,220      $    27,248     $   141,361      $   253,531
                                   ============      ============     ===========     ============     ============



                                                    THREE MONTHS ENDED DECEMBER 31, 2001
                                ----------------------------------------------------------------------------------------

                                  Distribution--    Distribution--                     Corporate/
                                    Surgical        Critical Care    Manufacturing      Other             Total

Net sales                          $ 7,575,568       $ 5,640,869      $ 1,791,307                      $15,007,744
                                   ============      ============     ===========                      ============

Net income (loss)                  $  (314,037)      $(1,161,943)     $    40,402     $(3,604,371)     $(5,039,949)
                                   ============      ============     ===========     ============     ============

Total assets                       $20,130,288       $ 7,012,546      $12,947,197     $   643,369      $40,733,400
                                   ============      ============     ===========     ============     ============

Restructuring expense                                                                 $ 2,462,752      $ 2,462,752
                                                                                      ============     ============

Depreciation and
  amortization                     $   113,335       $    41,913      $   254,552     $   204,830      $   614,630
                                   ============      ============     ===========     ============     ============

Interest expense                   $    95,883       $    51,852      $    32,637     $     8,031      $   188,403
                                   ============      ============     ===========     ============     ============



                                                    SIX MONTHS ENDED DECEMBER 31, 2002
                                ----------------------------------------------------------------------------------------

                                  Distribution--    Distribution--                     Corporate/
                                    Surgical        Critical Care    Manufacturing      Other             Total

Net sales                          $12,991,345       $ 9,237,959      $ 4,026,619                      $26,255,923
                                   ============      ============     ===========                      ============

Net income (loss)                  $   113,426       $   286,778      $   818,646     $  (318,495)     $   900,355
                                   ============      ============     ===========     ============     ============

Total assets                       $19,345,551       $ 3,024,222      $13,331,316     $   422,201      $36,123,290
                                   ============      ============     ===========     ============     ============

Depreciation and
  amortization                     $   117,132       $    9,206       $    71,641     $   213,612      $   411,591
                                   ============      ============     ===========     ============     ============

Interest expense                   $   135,727       $   98,500       $    61,117     $   292,200      $   587,544
                                   ============      ============     ===========     ============     ============

                                                    SIX MONTHS ENDED DECEMBER 31, 2001
                                ----------------------------------------------------------------------------------------

                                  Distribution--    Distribution--                     Corporate/
                                    Surgical        Critical Care    Manufacturing      Other             Total

Net sales                          $16,066,718       $11,220,576      $ 3,746,125                      $31,033,419
                                   ============      ============     ===========                      ============

Net income (loss)                  $    56,609       $  (565,036)     $    30,462     $(4,818,939)     $(5,296,904)
                                   ============      ============     ===========     ============     ============

Total assets                       $20,130,288       $ 7,012,546      $12,947,197     $   643,369      $40,733,400
                                   ============      ============     ===========     ============     ============

Restructuring expense                                                                 $ 2,462,752      $ 2,462,752
                                                                                      ============     ============

Depreciation and
  amortization                     $   617,687       $    65,111      $   284,353     $   231,267      $ 1,198,418
                                   ============      ============     ===========     ============     ============

Interest expense                   $   214,862       $   107,308      $    63,447     $     8,031      $   393,648
                                   ============      ============     ===========     ============     ============

9.    NET INCOME (LOSS) PER SHARE

      Net income (loss) per share amounts are calculated using net income (loss) available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and six months ended December 31:

                                                      THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         DECEMBER 31,                        DECEMBER 31,
                                                    2002              2001              2002             2001
Numerator:
Net income (loss)                                  $ 416,125       $ (5,039,949)    $  900,355       $ (5,296,904)
Preferred dividends and accretion                   (301,204)          (736,010)      (407,323)        (1,474,885)
Effect of equity recapitalization                                                    11,809,741
                                                 --------------    --------------   --------------   --------------


Net income (loss) available to common
  stockholders                                     $ 114,921       $ (5,775,959)   $ 12,302,773      $ (6,771,789)
                                                 ==============    ==============   ==============   ==============

Denominator:
Basic weighted average common shares
  outstanding                                     22,379,345          7,927,327      19,863,495         7,906,241
Restricted common stock                                                  50,982                            65,866
Dilutive effect of:
  Warrants                                        12,712,104                         10,239,339
  Assumed conversion of Series G Stock            18,839,638                         14,772,139
                                                 --------------    --------------   --------------   --------------
Weighted average common shares for the
  purpose of caculating diluted earning per
  share                                           53,931,087          7,978,309      44,874,973         7,972,107
                                                 ==============    ==============   ==============   ==============


      Options and warrants to purchase common stock totaling 5,689,822 at December 31, 2002 were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive. Options and warrants to purchase common stock totaling 3,680,033 at December 31, 2001, and shares to be issued upon conversion of preferred stock were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive. Put warrants outstanding totaling
      282,022 at December 31, 2002 and 2001 were not included in weighted average common shares for the purpose of calculating diluted earning per share because the result would be antidilutive.

10.   PREFERRED STOCK

      On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,037, net of costs of $388,429. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. In addition, on September 15, 2002, November 15, 2002, and January 15, 2003, the Company issued and sold an additional aggregate 32,673 shares of Series G Stock for proceeds of $932,502, net of costs of $113,034. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital on August 6, 2002 in connection with the sale of the Series G Stock. The resultant beneficial conversion feature of $1,031,000 was recorded directly to additional paid-in capital in December 2002 when the Series G Stock became convertible.

      On August 6, 2002 and prior to the issuance and sale of the Series G Stock, the Company recapitalized its equity structure. Each outstanding share of Series C Convertible Preferred Stock, par value $1.00 per share (the "Series C Stock"), was converted into 27.5871 shares of the Company's common stock. In connection with the conversion of the Series C Stock, the Company issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,613 shares of our common stock with an exercise price of $.01 per share and a 10-year life. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, exercise prices on warrants to purchase an aggregate of 140,330 shares of our common stock previously issued to certain former holders of the Series C Stock were repriced from $1.68 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $2,359,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

      Simultaneously with the conversion of the Series C Stock, each outstanding share of Series F Convertible Redeemable Preferred Stock, no par value (the "Series F Stock"), was converted into one share of common stock. In connection with the conversion of the Series F Stock, the Company issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of Company common stock with an exercise price of $.01 per share and a 10-year life. The warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, the exercise price on previously issued warrants to purchase an aggregate of 1,751,130 shares of common stock was adjusted from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $1,052,000 and was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

      On August 6, 2002 and subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of Series E Convertible Preferred Stock, no par value (the "Series E Stock"), was exchanged for .3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of Company common stock with an exercise price of $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, in accordance with their terms, exercise prices on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stockholders were repriced from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced were recorded as additional paid-in capital. The value of these warrants totaled $763,000 and was calculated using the Black-Scholes method, expected life of seven years, volatility of 50% and a zero coupon rate of 4.09%.

      Under the restructuring, former holders of Series C Stock, Series F Stock and Series E Stock received consideration totaling approximately $10,183,000, including common stock, Series G Stock, new warrants and the repricing of certain existing warrants, in exchange for the retirement of Series C Stock, Series F Stock and Series E Stock with a carrying value of approximately $21,993,000. The difference of $11,809,741 has been credited to retained earnings.

12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION--On September 5, 2002, two former executive officers and directors of the Company filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleges a breach by the Company of the severance agreements with each of them and seeks an aggregate of at least $1.2 million in compensatory damages. The Company believes that it has meritorious defenses and intends to defend its position with respect to this complaint. The outcome of this action cannot be determined at the present time and no assurance can be given as to the occurrence of any particular outcome.

      During the quarter ended September 30, 2002, the Company resolved an outstanding matter relating to alleged non-compete violations with a former employee. Pursuant to the terms of the settlement, the former employee paid the Company a cash settlement in the amount of $168,099, net of costs of $71,901, and returned for cancellation 132,963 shares of Company common stock valued at $42,548.

      The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's consolidated financial statements.

      EXECUTIVE COMPENSATION--In August 2002, the Company entered into a two-year employment agreement with its President and Chief Executive
      Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives.

                                   * * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE AND SIX MONTHS ENDED DECEMBER 31, 2002
--------------------------------------------------------------------------------


All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies require us to make significant judgments and estimates used in the preparation of our financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We determine the adequacy of this allowance by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, additional allowances may be required. Our accounts receivable are written off once an account is deemed uncollectible. This typically occurs once we have exhausted all efforts to collect the account, which includes collection attempts by company employees and outside collection agencies.

INVENTORY RESERVES FOR OBSOLESCENCE

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have recognized impairment losses in the prior year upon the disposition of PEC and expect to record an impairment loss upon completion of step two of SFAS 142 implementation during the quarter ending March 31, 2003. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

DEFERRED TAX ASSETS

We estimate our actual current tax exposure obligations together with the temporary differences that have resulted from the differing treatment of items dictated by generally accepted accounting principles versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe the recovery to be less than likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination is made.

RESULTS OF OPERATIONS

NET SALES--Net sales decreased to $13,110,664 and $26,255,923 for the three and six months ended December 31, 2002, respectively, compared to $15,007,744 and $31,033,419 for the same periods in 2001. The net sales decrease of $1,897,080, or 12.6%, and $4,777,496, or 15.4%, in the three and six-month periods ended December 31, 2002 relative to the comparable periods in 2001 was primarily due to lower sales due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the result of lost product lines. The western sales territory closure resulted in approximately $986,000 and $2,542,000 of the decrease in the three and six-month periods ended December 31, 2002, respectively. Remaining decreases are due to market conditions and other effects of restructuring.

COST OF SALES--Cost of sales decreased to $8,481,660, or 64.7% of net sales, and $17,000,021, or 64.7% of net sales, for the three and six months ended December 31, 2002, respectively, compared to $10,855,506, or 72.3% of net sales, and $21,043,215, or 67.8% of net sales, for the same periods in 2001. The decrease of $2,373,846, or 21.9%, and $4,043,194, or 19.2%, in the three and six-month periods ended December 31, 2002 relative to the comparable periods in 2001 was primarily due to lower sales levels related to the closure of the western sales territory, lost product lines and prior year reserve adjustments related to inventory. The western sales territory closure resulted in approximately $702,000 and $1,810,000 of the decrease for the three and six-month periods ended December 31, 2002, respectively. The prior year reserve adjustments, which did not recur in the current year, contributed approximately $705,000 to the decrease in cost of goods sold for the three and six-month periods ended December 31, 2002. The decrease in cost of sales as a percentage of net sales in the three and six-month periods ended December 31, 2002 compared to the same periods in 2001 is due to the difference in product mix sold and the non-recurring prior year inventory reserve adjustments.

GROSS PROFIT--Gross profit was $4,629,004, or 35.3% of net sales, and $9,255,902, or 35.3% of net sales, for the three and six months ended December 31, 2002, respectively, compared to $4,152,238, or 27.7% of net sales, and $9,990,204, or 32.2% of net sales, for the same periods in 2001. The increase of $476,766, or 11.5%, in the three-month period ended December 31, 2002 relative to the comparable period in 2001 is primarily due to reserve adjustments of approximately $705,000 recorded in December 2001. The decrease of $734,302, or 7.4%, in the six-month period ended December 31, 2002 relative to the comparable period in 2001 is primarily due to the same reserve adjustments offset by lower sales levels due to the closure of the western sales territory and lost product lines. The western sales territory closure resulted in approximately $732,000 of the decrease. The increase in gross profit margins in the three and six-month periods ended December 31, 2002 compared to the same periods in 2001is due to the difference in product mix sold and the non-recurring prior year inventory reserve adjustments creating higher cost of goods sold.

SELLING EXPENSE--Selling expense decreased to $2,028,185, or 15.5% of net sales, and $4,004,067, or 15.3% of net sales, for the three and six months ended December 31, 2002, respectively, compared to $2,398,328, or 16.0% of net sales, and $5,000,284, or 16.1% of net sales, for the same periods in 2001. The decreases of $370,143, or 15.4%, and $996,217, or 19.9%, are primarily due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001. Decreased salaries, commissions, benefits and travel expenses related to the western sales territory account for approximately $236,246 and $502,353 of the decrease for the three and six-month periods, respectively. The remaining decrease is primarily the result of lost product lines.

GENERAL AND ADMINISTRATIVE EXPENSE--General and administrative expense decreased to $1,837,460, or 14.0% of net sales, and $3,534,570, or 13.5% of net sales, for the three and six months ended December 31, 2002, respectively, compared to $3,472,014, or 23.1% of net sales, and $6,026,929, or 19.4% of net sales, for the same periods in 2001. The decrease of $1,634,554, or 47.1%, and $2,492,359, or 41.4%, for the three and six-month periods is primarily a result of the Company's restructuring plan initiated in November 2001. The restructuring plan decreased general and administrative expenses by narrowing the focus of the Company's operations and reducing corporate overhead through workforce reductions. Non-recurring reserve adjustments recorded in December 2001 of approximately $474,000 also contributed to the decrease.

DEPRECIATION AND AMORTIZATION EXPENSE--Depreciation and amortization expense decreased to $210,998, or 1.6% of net sales, and $411,591, or 1.6% of net sales, for the three and six months ended December 31, 2002, respectively, compared to $614,630, or 4.1% of net sales, and $1,198,418, or 3.9% of net sales, for the same periods in 2001. The decrease of $403,632, or 65.7%, and $786,827, or 65.7%, in depreciation and amortization expense is primarily the result of the implementation of Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002, which requires, among other things, the discontinuance of goodwill amortization. This accounting change accounts for approximately $435,000 and $869,000 of this decrease for the three and six-month periods ended December 31, 2002, respectively.

RESTRUCTURING EXPENSE--In early November 2001, we initiated a restructuring plan which narrowed the focus of our operations, consolidated certain under performing sales regions, reduced corporate overhead through workforce reductions, restructured our balance sheet through a refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and the reduced debt levels through projected improved earning and potential asset sales. As a result of this, restructuring expenses were recorded in the six months ended December 31, 2001 totaling $2,462,752.

INTEREST EXPENSE--Interest expense increased to $253,531 and $587,544 for the three and six months ended December 31, 2002, respectively, compared to $188,403 and $393,648 for the same periods in 2001. The increase of $65,128, or 34.6%, and $193,896, or 49.3%, is the result of increased interest rates and fees incurred related to the restructuring of the PrimeSource Healthcare and PrimeSource Surgical debt.

INCOME TAX PROVISION--There was no recorded income tax provision for the three and six months ended December 31, 2002, compared to a provision of $64,500 and $215,700 for the same periods in 2001. The income tax provision in the prior year resulted primarily from taxes due for taxable income generated at Luxtec, where in the current fiscal year Luxtec has generated operating losses. In addition, in the three and six months ended December 31, 2002, the Company's current year taxable income for federal and certain states was eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities. However, the Company may be subject to income taxes in 2003 based on limitations on the use of its net operating loss carryforwards.

NET INCOME (LOSS)--Net income increased to $416,125 and $900,355 for the three and six months ended December 31, 2002, respectively, compared to a net loss of ($5,039,949) and ($5,296,904) for the same periods in 2001. The increase of $5,456,074, or 108.3%, and $ 6,197,259, or 117.0%, resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense related to SFAS No. 142 implementation.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had a working capital deficit of $3,023,508 compared to a deficit of $5,202,638 at June 30, 2002. The decrease in our working capital deficit was primarily the result of decreased inventory balances, offset by decreased accounts payable, accrued expenses and current obligations for long-term debt as well as unused proceeds from the issuance of preferred stock.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, we amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec
Credit Agreement. Under the amendment, as of December 31, 2002, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at December 31, 2002). As of December 31,

2002, borrowings bore interest at ARK's prime rate plus 3.0% (7.25% at December 31, 2002). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At December 31, 2002, there was no availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

On March 2, 2001, as part of the Luxtec Credit Agreement, we executed an Amended and Restated Term Note (the "Luxtec Term Note") in the amount of $300,000 with ARK. The Luxtec Term Note bore interest at prime plus 0.5% and was secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. The Luxtec Term Note required monthly principal payments of $10,000 commencing on March 31, 2001. The Luxtec Term Note was scheduled to mature on March 31, 2002 with a balloon payment of $150,000 on that date. ARK granted us an extension on the payment of the Luxtec Term Note until May 31, 2002. On August 6, 2002, we paid off the entire outstanding balance of the Luxtec Term Note in connection with the Luxtec Credit Agreement amendment.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2002.

On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of December 31, 2002 the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,201,370 at December 31,
2002). As of December 31, 2002, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.50% (7.75% at December 31, 2002). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At December 31, 2002, there was $469,478 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June  14,  1999,  as  part  of the  PrimeSource  Surgical  Credit  Agreement,
PrimeSource   Surgical   executed  an  Amended  and  Restated   Term  Note  (the
"PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003 and $100,000 between August 2003 and November 2003, with the remainder ($316,658) due on December 2003. As of December 31, 2002, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 3.50% (7.75% at December 31, 2002). The PrimeSource Surgical Term Loan matures on December 31, 2003. At December 31, 2002, PrimeSource Surgical had outstanding borrowings of $1,214,274 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees would have been reduced by 100% if Citizens received payment of the PrimeSource Surgical Term Loan in full by the last banking day of December 2002; and may be reduced by 60% if Citizens receives payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003, 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003 and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period is applied to the principal amount of the PrimeSource Surgical Term Loan. At December 31, 2002 the additional repayment obligation was $10,451 to be paid in January 2003.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of December 31, 2002.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At December 31, 2002 and June 30, 2002, Luxtec had outstanding borrowing of $84,728 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At December 31, 2002 and June 30, 2002, PrimeSource Surgical had outstanding borrowing of $480,650 (net of unamortized discount of $29,350) and $600,000, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At December 31, 2002 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $250,000 with respect to this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

On August 6, 2002, we raised $2,254,466, before costs, in additional equity capital through the issuance and sale of the Series G Stock and the warrants to purchase common stock. In addition, on September 15, 2002 and on November 15, 2002, we raised an additional $696,997, before cost and in aggregate, in equity capital through the issuance and sale of additional shares of Series G Stock. The proceeds from the offerings were used to pay certain trade payables and to reduce outstanding borrowings under our credit facilities.

As of December 31, 2002, we had $620,874 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Surgical Line of Credit. As of December 31, 2002, we had approximately $469,478 available under the PrimeSource Surgical Line of Credit. We expect that our current cash and cash equivalents, the availability under our credit facility and any cash flow from operations will be sufficient to fund our operations for the next 12 months.

On January 15, 2003, we raised an additional $348,539, before costs and expenses, in equity capital through the issuance and sale of an additional 10,891 shares of Series G Stock. The proceeds from this offering are being used for working capital purposes. In addition, we may attempt to raise additional equity or debt capital in the future.

ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at December 31, 2002 is $7,471,157, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES--The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) CHANGES IN INTERNAL CONTROLS--Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------



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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On each of November 15, 2002 and January 15, 2003, the Company issued and sold an additional 10,871 shares of Series G Convertible Redeemable Preferred Stock, no par value (the Series G Stock"), for gross aggregate proceeds of $697,024. As of January 31, 2003, the Company had an aggregate of 204,688 shares of Series G Stock outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Our sale of the Series G Stock was exempt from registration with the Securities Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers acquired the securities for their own respective accounts and not with a view to distribution. The proceeds from the Series G Stock issuance were used to reduce the Company's accounts payable.

On December 31, 2002, the Company amended its Articles of Organization increasing the authorized number of shares of Company common stock, par value $.01 per share, from 50,000,000 to 75,000,000. Upon consummation of the amendment, each of the Company's outstanding shares of Series G Stock became convertible into 100 shares of common stock, as discussed above. In addition, warrants to purchase an aggregate of 13,122,173 shares of common stock became exercisable upon the amendment to the Company's Articles of Organization increasing the authorized shares of common stock. The additional shares of authorized common stock are available for issuance by the Company without any action by the stockholders. If additional shares of common stock are issued, this would have a dilutive effect on the voting power of existing stockholders. In addition, the increase in the number of shares of authorized common stock could have the effect of making a change in control of the Company more difficult.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's annual meeting of stockholders was held on December 17, 2002. At the meeting, the following items were submitted to a vote of the stockholders:

      (1) the election of two Class II directors each for a three-year term was approved with the election of Larry H. Coleman receiving 16,024,720 votes in favor, 38,411 votes against, 0 abstentions and 0 broker non-votes, and the election of Bradford C. Walker receiving 16,024,635 votes in favor, 38,496 votes against, 0 abstentions and 0 broker non-votes;

      (2) an amendment to the Company's Articles of Organization increasing the authorized number of shares of Company common stock from 50,000,000 to 75,000,000 was approved with 15,681,817 votes in favor, 375,134 votes against, 6,180 abstentions and 0 broker non-votes;

      (3) the amendment to the Company's Tucson Medical Corporation 1997 Stock Option/Stock Issuance Plan, as amended, was ratified with 14,728,539 votes in favor, 440,940 votes against, 119,707 abstentions and 773,945 broker non-votes; and

      (4) the appointment by the Company's Board of Directors of Deloitte & Touche, LLP, the Company's independent auditors, was ratified with 16,017,262 votes in favor, 41,180 votes against, 4,689 abstentions and 0 broker non-votes.

ITEM 5.  OTHER INFORMATION

On January 2, 2003, James Berardo resigned from the Company's Board of Directors. In addition, on January 28, 2003, Nicholas C. Memmo resigned from the Company's Board of Directors. As of January 29, 2003 and through the date of this Report, members of the Company's Board of Directors consisted of Larry H. Coleman and Bradford C. Walker as Class II directors with terms expiring at the Company's 2005 annual meeting, William H. Lomicka as a Class I director with a term expiring at the Company's 2004 annual meeting and James W. Hobbs as a Class III director with a term expiring at the Company's 2003 annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

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

      3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002.

      3.22 Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

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

(b) Reports on Form 8-K--The Company filed the following current reports on Form 8-K during the three-month period ended September 30, 2002:

      (1) On November 20, 2002, the Company filed a current report on Form 8-K, announcing under Item 5, the issuance and sell of 10,981 shares of Company Series G Convertible Redeemable Preferred Stock.

      (2) On January 17, 2003, the Company filed a current report on Form 8-K, announcing under Item 5, the issuance and sell of 10,981 shares of Company Series G Convertible Redeemable Preferred Stock.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






PRIMESOURCE HEALTHCARE, INC.
                                            (Registrant)






February 14, 2003                            /s/  SHAUN MCMEANS
-----------------                            -------------------
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

4. The registrants, other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants, other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants, other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003                               /s/  BRADFORD C. WALKER
-----------------                               -------------------------
Date:                                           Name:  Bradford C. Walker
                                                Title: President and
                                                       Chief Executive Officer

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

4. The registrants, other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrants, other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6. The registrants, other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 14, 2003                        /s/  SHAUN MCMEANS
-----------------                        --------------------
Date:                                    Name: Shaun McMeans
                                         Title:Chief Financial Officer and
                                         Sr. Vice President of Corp. Development

INDEX TO EXHIBITS
--------------------------------------------------------------------------------


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

    3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002.

    3.22 Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

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