Form 10-Q
period 2003-03-31
LUXTEC CORP /MA/
filed 2003-05-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes     X    No
     -------    -------

On May 9, 2003, there were 22,379,345 shares of the Registrant's common stock outstanding.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No  X
     -------    -------

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION                                                                              PAGE

         Item 1.   Financial Statements

                   Consolidated Balance Sheets                                                                 3

                   Unaudited Consolidated Statements of Operations                                             5

                   Unaudited Consolidated Statement of Stockholders' Equity (Capital Deficiency)               7

                   Unaudited Consolidated Statements of Cash Flow                                              8

                   Notes to Unaudited Consolidated Financial Statements                                       10

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                      30

         Item 3.   Quantitative or Qualitative Disclosure About Market Risk                                   36

         Item 4.   Controls and Procedures                                                                    37

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                          37

         Item 2.   Changes in Securities and Use of Proceeds                                                  37

         Item 6.   Exhibits and Reports                                                                       38

SIGNATURES                                                                                                    41

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------


                                                                                           March 31,           June 30,
ASSETS                                                                                       2003               2002
                                                                                          (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $ 153,892          $ 285,735
  Accounts receivable--net of allowance for doubtful accounts
    of approximately $334,000 and $400,000, respectively                                   6,216,867          6,348,534
  Inventories--net                                                                         7,935,102          7,496,108
  Income tax receivable                                                                       14,695            110,000
  Prepaid expenses and other current assets                                                  100,791            207,765
                                                                                       -------------       ------------

           Total current assets                                                           14,421,347         14,448,142

PROPERTY, PLANT, AND EQUIPMENT--Net                                                        1,054,036          1,139,935

INTANGIBLE ASSETS--Net of accumulated amortization
  of approximately $250,000 and $267,000, respectively                                       130,566            143,272

GOODWILL--Net of accumulated amortization of
  approximately $3,862,000 and $3,862,000, respectively                                   17,045,300         21,499,956

OTHER ASSETS--Net of accumulated amortization of
  approximately $685,000 and $345,000, respectively                                          363,949            355,463
                                                                                       -------------       ------------

TOTAL                                                                                  $  33,015,198       $ 37,586,768
                                                                                       =============       ============

                                                                                                            (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND JUNE 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                             March 31,            June 30,
  (CAPITAL DEFICIENCY)                                                                             2003                 2002
                                                                                               (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                            $ 5,797,375          $ 5,587,886
  Accrued expenses                                                                              2,679,719            3,307,581
  Accrued restructuring costs                                                                     480,843            1,111,133
  Customer deposits                                                                                79,370              220,901
  Lines of credit                                                                               6,382,707            7,530,875
  Current portion of long-term debt                                                             1,548,281            1,855,481
  Current portion of capital lease obligations                                                     35,066               36,923
                                                                                            -------------          ------------

           Total current liabilities                                                           17,003,361           19,650,780
                                                                                            -------------          ------------

CAPITAL LEASE OBLIGATIONS--Net of current portion                                                  25,641               47,789
                                                                                            -------------          ------------

LONG-TERM DEBT--Net of current portion                                                            126,383            1,244,307
                                                                                            -------------          ------------

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  $1.00 par value--authorized, 334,864 shares; issued and outstanding,
  0 and 334,864 shares, respectively; aggregate liquidation preference
  of $0 and $18,983,193, respectively                                                                               16,313,946
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
                                                                                                                   ------------

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  204,688 and 0 shares, respectively; aggregate liquidation preference
  of $13,417,096 and $0, respectively                                                           4,758,364
                                                                                            -------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Common stock, $0.01 par value--authorized 75,000,000 and 50,000,000 shares, respectively; issued and outstanding, 22,379,345 and 7,978,309
    shares, respectively                                                                          223,793               79,783
  Additional paid-in capital                                                                   21,318,768           12,490,202
  Accumulated deficit                                                                         (10,441,112)         (17,919,048)
                                                                                            -------------          ------------

  Net stockholder's equity (capital deficiency)                                                11,101,449           (5,349,063)
                                                                                            -------------          ------------

TOTAL                                                                                       $  33,015,198          $ 37,586,768
                                                                                            =============          ============

See notes to unaudited condensed consolidated financial statements.                                                 (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


                                                             Three Months Ended                     Nine Months Ended
                                                                   March 31,                             March 31,
                                                            2003               2002               2003               2002

NET SALES                                              $ 12,609,876       $ 14,585,144      $ 38,865,799        $ 45,618,563

COST OF SALES                                             8,005,178          9,688,552        25,005,199          30,731,767
                                                       ------------       ------------     -------------        ------------

GROSS PROFIT                                              4,604,698          4,896,592        13,860,600          14,886,796
                                                       ------------       ------------     -------------        ------------

OPERATING EXPENSES:
  Selling expense                                         2,100,710          2,200,521         6,104,777           7,200,805
  General and administrative expense                      2,012,952          2,004,471         5,547,522           7,373,624
  Depreciation and amortization expense                     257,136            629,271           668,727           1,827,689
  Restructuring expense                                                        340,941                             3,461,469
                                                       ------------       ------------     -------------        ------------

Total operating expenses                                  4,370,798          5,175,204        12,321,026          19,863,587
                                                       ------------       ------------     -------------        ------------

OPERATING INCOME (LOSS)                                     233,900          (278,612)         1,539,574          (4,976,791)

INTEREST EXPENSE                                           (256,649)         (182,726)          (844,193)           (576,374)

OTHER INCOME (EXPENSE)                                       49,730           (15,288)           231,955              (4,665)
                                                       ------------       ------------     -------------        ------------

INCOME (LOSS) BEFORE INCOME TAX
  PROVISION                                                  26,981          (476,626)           927,336          (5,557,830)

INCOME TAX PROVISION                                        (30,000)          (63,600)           (30,000)           (279,300)
                                                       ------------       ------------     -------------        ------------

NET INCOME (LOSS) BEFORE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                             (3,019)         (540,226)           897,336          (5,837,130)

EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE:  GOODWILL IMPAIRMENT                                                             (4,454,656)
                                                       ------------       ------------     -------------        ------------

NET LOSS                                                     (3,019)         (540,226)        (3,557,320)         (5,837,130)

DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                                          (367,162)         (432,387)          (774,485)         (1,902,272)

EFFECT OF EQUITY RECAPITALIZATION                                                             11,809,741
                                                       ------------       ------------     -------------        ------------

NET INCOME (LOSS) AVAILABLE FOR
  COMMON STOCKHOLDERS                                  $  (370,181)       $  (972,613)      $  7,477,936        $ (7,739,402)
                                                       ============       ============     =============        ============

                                                                                                                  (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                               Three Months Ended                    Nine Months Ended
                                                                    March 31,                            March 31,
                                                             2003               2002               2003               2002


INCOME (LOSS) PER SHARE BEFORE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE:
    Basic                                                 $  (0.02)             $  (0.12)          $  0.58            $ (0.98)
                                                      =================  ====================  ================  ===================
    Diluted                                               $  (0.02)             $  (0.12)          $  0.25            $ (0.98)
                                                      =================  ====================  ================  ===================

LOSS PER SHARE FROM GOODWILL
  IMPAIRMENT:
    Basic                                                 $      -              $      -           $ (0.22)                 -
                                                      =================  ====================  ================  ===================
    Diluted                                               $      -              $      -           $ (0.09)                 -
                                                      =================  ====================  ================  ===================

INCOME (LOSS) PER SHARE:
    Basic                                                 $  (0.02)             $  (0.12)          $  0.36            $ (0.98)
                                                      =================  ====================  ================  ===================
    Diluted                                               $  (0.02)             $  (0.12)          $  0.16            $ (0.98)
                                                      =================  ====================  ================  ===================

See notes to unaudited condensed consolidated financial statements.                                                (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
MARCH 31, 2003 AND JUNE 30, 2002
--------------------------------------------------------------------------------


                                                                                                                           Total
                                                                                                                       Stockholders'
                                                                                  Additional                              Equity
                                                         Common Stock              Paid-in            Accumulated        (Capital
                                                    Shares          Amount         Capital              Deficit         Deficiency)


BALANCE, JUNE 30, 2002                            7,978,309       $ 79,783       $ 12,490,202       $ (17,919,048)     $ (5,349,063)

  Equity recapitalization                        14,735,066        147,351          6,785,864          11,809,741        18,742,956
  Warrants issued with issuance of Series G
    preferred stock                                                                 2,062,000                             2,062,000
  Accretion of discount on Series G
    preferred stock                                                                                      (457,389)         (457,389)
  Preferred stock dividends                                                                              (317,096)         (317,096)
  Cancellation of shares in sale of PEC
    assets                                         (201,067)        (2,011)           (62,330)                              (64,341)
  Cancellation of shares in legal settlement       (132,963)        (1,330)           (41,218)                              (42,548)
  Issuance of compensatory stock options                                               80,000                                80,000
  Restricted common stock vesting                                                       4,250                                 4,250
  Net income (loss)                                                                                    (3,557,320)       (3,557,320)
                                                 -----------     ----------      -------------       --------------    -------------

BALANCE, MARCH 31, 2003                          22,379,345      $ 223,793       $ 21,318,768        $(10,441,112)     $ 11,101,449
                                                 ===========     ==========      =============       ==============    =============


See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                                                          Nine months ended
                                                                                                               March 31,
                                                                                                        2003              2002


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        $ (3,557,320)     $ (5,837,130)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
   Depreciation and amortization                                                                       668,727         1,849,139
   Goodwill impairment                                                                               4,454,656
   Loss on disposal of property, plant and equipment                                                     2,806            32,223
   Issuance of compensatory stock options                                                               80,000
   Gain on legal settlement                                                                            (42,548)
   Impairment write down of subsidiary held for sale                                                                     657,776
   Compensation expense on common stock                                                                  4,250           118,709
   Change in operating assets and liabilities:
      Accounts receivable                                                                              131,667         1,375,690
      Inventories                                                                                     (438,994)        2,202,002
      Income tax receivable                                                                             95,305            89,258
      Prepaid expenses and other current assets                                                         42,633           (35,530)
      Other assets                                                                                     (98,889)         (177,405)
      Accounts payable                                                                                 209,489        (3,335,954)
      Accrued expenses                                                                                (645,013)          501,381
      Accrued restructuring costs                                                                     (630,290)        1,535,215
      Customer deposits                                                                               (141,531)         (213,964)
                                                                                                      ----------        ---------

           Net cash provided by (used in) operating activities                                         134,948        (1,238,590)
                                                                                                      ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant, and equipment                                                         (215,972)          (72,962)
  Proceeds from the sale of property, plant, and equipment                                                 132             4,000
  Acquisition of other assets                                                                                            (96,027)
                                                                                                      ----------        ---------

           Net cash used in investing activities                                                      (215,840)         (164,989)
                                                                                                      ----------        ---------

                                                                                                                      (Continued)

                                     -8-

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------



                                                                                                        Nine months ended
                                                                                                            March 31,
                                                                                                      2003                2002

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                                              $ 12,037,115        $ 15,671,023
   Repayments on lines of credit                                                                  (13,185,283)        (15,830,562)
   Repayments of long-term debt                                                                    (1,671,535)           (732,760)
   Repayments on capital leases                                                                       (27,127)            (30,363)
   Proceeds from issuance of preferred stock--net of costs                                          2,795,879           3,167,150
                                                                                                  ------------       ------------

           Net cash (used in) provided by financing activities                                        (50,951)          2,244,488
                                                                                                  ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (131,843)            840,909
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        285,735             622,623
                                                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $  153,892         $ 1,463,532
                                                                                                  ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION --Cash paid during the period for:
  Interest                                                                                         $  527,413          $  571,300
                                                                                                  ============       ============
  Income Taxes                                                                                     $  30,000           $  215,101
                                                                                                  ============       ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
 Issuance of note payable for debt refinancing costs                                               $  250,000
                                                                                                  ============
 Discount on issuance of note payable for legal services                                           $  (20,274)
                                                                                                  ============
 Fair value of common stock cancelled in sale of assets                                            $   64,341
                                                                                                  ============
 Fair value of common stock cancelled in legal settlement                                          $   42,548
                                                                                                  ============
 Issuance of compensatory stock options                                                            $   80,000
                                                                                                  ============
 Equipment acquired under capital leases                                                                                $  30,482
                                                                                                                     ============
 Common stock issued for services                                                                                       $  25,000
                                                                                                                     ============

See notes to unaudited condensed consolidated financial statements.                                                    (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. ("PrimeSource Healthcare") and its subsidiaries
      ("PrimeSource" or the "Company"). The Company's wholly owned operating subsidiaries include PrimeSource Surgical, Inc. ("PrimeSource Surgical"), Ruby Merger Sub, Inc. (dba New England Medical Specialties, Inc. and
      Professional Equipment Co., Inc.) and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

      The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

      In accordance with SFAS No. 142, the Company completed the test for impairment in March 2003 and concluded that consolidated goodwill in the amount of $4,454,656 was impaired. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying unaudited Consolidated Statements of Operations. No income tax effect was recognized as the Company is in a loss position and any expense recorded would be offset by a reduction in the corresponding valuation allowance.

      The total impairment amount of $4,454,656 is attributable to the Company's manufacturing reporting segment and represents a portion of the previously unamortized goodwill resulting from the Company's reverse merger with PrimeSource Surgical on March 2, 2001. In calculating the impairment charge, the consolidated goodwill was allocated to each reporting segment based upon the estimated fair value of each reporting unit. The fair value of the each reporting unit was estimated using a weighted average of the income methodology approach, the market methodology approach and the asset based approach.

      The   following   table  sets  forth,   for  all  periods   presented,   a
      reconciliation  of net income to conform to the  requirements  of SFAS No.
      142.

                                                         Three months ended                   Nine months ended
                                                              March 31,                            March 31,
                                                       2003               2002             2003                 2002

Reported net loss                                $     (3,019)      $   (540,226)      $ (3,557,320)       $ (5,837,130)
Add back:
  Goodwill amortization                                                  426,446                              1,295,810
                                                 -------------      -------------      -------------       -------------

Adjusted net loss                                $     (3,019)      $   (113,780)      $ (3,557,320)       $ (4,541,320)
                                                 =============      =============      =============       =============


Basic earnings per share:
  Reported net income (loss)                     $     (0.02)       $     (0.12)       $     0.36          $     (0.98)
  Goodwill adjustments                                                     0.05                                   0.17
                                                 -------------      -------------      -------------       -------------

Adjusted net income (loss)                       $     (0.02)       $     (0.07)       $     0.36          $     (0.81)
                                                 =============      =============      =============       =============

Diluted earnings per share:
  Reported net income (loss)                     $     (0.02)       $     (0.12)       $     0.16          $     (0.98)
  Goodwill adjustments                                                     0.05                                   0.17
                                                 -------------      -------------      -------------       -------------

Adjusted net income (loss)                       $     (0.02)       $     (0.07)       $     0.16          $     (0.81)
                                                 =============      =============      =============       =============


      Had the impairment loss been recorded upon initial adoption of SFAS No. 142 during the first fiscal quarter ended September 30, 2002, the net income would have been restated as follows:

                                                              Three Months Ended
                                                              September 30, 2002

Net income, as reported                                          $   484,230
Cumulative effect of change in accounting principle               (4,454,656)
                                                                  -----------
Net loss, as restated                                            $(3,970,426)
                                                                =============

Earnings per share, as reported
  Basic                                                          $      0.71
                                                                =============
  Diluted                                                        $      0.34
                                                                =============

Cumulative effect of change in accounting principle
  Basic                                                          $     (0.26)
                                                                =============
  Diluted                                                        $     (0.12)
                                                                =============

Earning per share, as restated
  Basic                                                          $      0.45
                                                                =============
  Diluted                                                        $      0.22
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

      In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE -- AN AMENDMENT OF FASB STATEMENT NO. 123. SFAS No. 148 amends SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal quarters beginning after December 15, 2002.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amount of $30,000 and $80,000 for the three and nine-month period, respectively, has been recognized for certain employee stock option granted below market value. No compensation expense has been recognized for the remaining employee stock option grants and warrant grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income (loss) for the three and nine months ended March 31, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                        Three Months Ended                  Nine Months Ended
                                                            March 31,                           March 31,
                                                      2003              2002          2003              2002

Net income (loss) available to common
 stockholders, as reported                       $ (370,181)      $ (972,613)     $ 7,477,936       $ (7,739,402)

Stock-based employee compensation
 expense determined under fair-value                (88,123)         (29,791)        (269,009)           (91,035)
 method                                          ------------   --------------    ------------      -------------

Pro forma net income (loss)                      $ (458,304)    $ (1,002,404)     $ 7,208,927       $ (7,830,437)
                                                 ============   ==============    ============      =============

Earnings Per Share:
  Basic- as reported                                  (0.02)           (0.12)            0.58              (0.98)
  Basic- pro forma                                    (0.02)           (0.13)            0.35              (0.98)

  Diluted- as reported                                (0.02)           (0.12)            0.25              (0.98)
  Diluted- pro forma                                  (0.02)           (0.13)            0.16              (0.98)

Black-Scholes Assumptions
  Risk-free interest rate                             3.45%            5.45%            3.21%              5.13%
  Expected volatility                                   50%              50%              50%                50%
  Expected lives- in years                               7                7                6                  7
  Expected dividend yield                                0%               0%               0%                 0%

      In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company had no guarantees requiring disclosure at December 31, 2002.

      In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. Under FIN 46, companies are required to consolidate variable interest entities for which they are deemed to be the primary beneficiary, and disclose information about those in which they have a significant variable interest.

3.    INVENTORIES

      At March 31, 2003 and June 30, 2002, inventories consisted of the following:

                                                 March 31,          June 30,
                                                   2003               2002

      Raw materials                            $ 1,041,171        $ 1,162,080
      Work-in-process                               74,456             29,168
      Finished goods                             8,242,178          7,903,032
      Reserve for obsolescence                  (1,422,703)        (1,598,172)
                                                ------------       -----------

      Inventories--net                         $ 7,935,102        $ 7,496,108
                                               ============       ===========


4.    GOODWILL, INTANGIBLE AND OTHER ASSETS

      At March 31, 2003 and June 30, 2002, the Company had $17,045,300 and $21,499,956, respectively, of recorded goodwill. In accordance with SFAS No. 142, beginning July 1, 2002 the Company's goodwill is not subject to amortization.

      In addition, included in intangible assets at March 31, 2003 and June 30, 2002, the Company had intangible assets, with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $331,005 and $360,844, respectively, and accumulated amortization of $249,635 and $266,755, respectively.

      The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of deferred financing costs with a total cost of $922,068 and $565,853, respectively and accumulated amortization of $685,449 and $345,046, at March 31, 2003 and June 30, 2002, respectively. These costs are being amortized over the life of the related debt.

      Intangible and other asset amortization expense for the three and nine months ended March 31, 2003 was approximately $153,799 and $353,112, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

      2003                                         $  99,000
      2004                                           151,000
      2005                                            10,000
      2006                                            10,000
      2007                                            10,000
      Thereafter                                      38,000
                                                   ---------

      Total                                        $ 318,000
                                                   =========

5.    LINES OF CREDIT AND LONG-TERM DEBT

      At March 31, 2003 and June 30, 2002, long-term debt consisted of the following:

                                                                  March 31,          June 30,
                                                                    2003               2002

      Term loan payable to bank--PrimeSource Surgical           $ 1,006,207       $ 2,258,307
      Term note payable to bank--Luxtec                                               150,000
      Other notes payable                                           668,457           691,481
                                                                ------------       ------------

      Total debt                                                  1,674,664         3,099,788
      Less current portion                                       (1,548,281)        (1,855,481)
                                                                ------------       ------------

      Total long-term debt                                      $   126,383        $ 1,244,307
                                                                ============       ============

      At March 31, 2003 and June 30, 2002, lines of credit consisted of the following:

                                                                  March 31,          June 30,
                                                                   2003               2002

      Line of credit--PrimeSource Surgical                      $ 5,143,188       $ 6,255,573
      Line of credit--Luxtec                                      1,239,519         1,275,302
                                                                ------------       ------------


      Total lines of credit                                     $ 6,382,707       $ 7,530,875
                                                                ============       ============

      On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, the Company amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of March 31, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at March 31, 2003). As of March 31, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.25% at March 31, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At March 31, 2003, there was $35,481 of availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

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

      The  Luxtec  Credit   Agreement   contains   covenants  that  require  the
      maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of March 31, 2003.

      On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of March 31, 2003, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,638,392 at March 31, 2003). As of March 31, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 4.00% (8.25% at March 31, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At March 31, 2003, there was $495,204 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

      On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note (the "PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003 and $100,000 between August 2003 and November 2003, with the remainder ($316,658) due on December 2003. As of March 31, 2003, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 4.00% (8.25% at March 31, 2003). The PrimeSource Surgical Term Loan matures on December 31, 2003.

      The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees (i) would have been reduced by 60% if Citizens had received payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003, may be reduced by 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003 and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

      The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period is applied to the principal amount of the PrimeSource Surgical Term Loan. At March 31, 2003 there was no additional repayment obligation.

      The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of March 31, 2003.

      Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At March 31, 2003 and June 30, 2002, Luxtec had outstanding borrowings of $81,231 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At March 31, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $399,726 (net of unamortized discount of $20,274) and $600,000, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At March 31, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $187,500 and $250,000, respectively, under this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

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

      As a result of the  restructuring  plan,  during  fiscal  year  2002,  the
      Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants, $500,000 related to a remaining facility lease liability, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity related to accrued restructuring costs for the nine-month period ended March 31, 2003 consisted of the following:

                                       Employee         Other
                                       Related        Contracts          Total

     Balance, June 30, 2002          $ 653,000       $ 458,133       $1,111,133

     Cash payments                    (490,937)       (124,740)        (615,677)
     Other adjustments                                 (14,613)         (14,613)
                                    ----------      ----------        ---------

     Balance, March 31, 2003        $ 162,063        $ 318,780       $  480,843
                                    ==========      ==========        =========


7.    INCOME TAXES

      At March 31, 2003 and June 30, 2002, the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $5,707,000 and $6,075,000, respectively. A full valuation allowance has been provided against these deferred tax assets as of March 31, 2003 as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. However, since the Company may be subject to income taxes in 2003 based on limitations on the use of the net operating loss carryforward, the Company recorded federal tax expense of $30,000 in the quarter ended March 31, 2003.

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

      Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses. Operating income for each segment consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment's selling, general, and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property, plant, and equipment, inventories, accounts receivable, and other assets directly associated with the segments operations. Included in the total assets of the corporate staff operations are property, plant, and equipment, intangibles and other assets.

      Following  the merger  (the  "Merger")  of the  Company  with  PrimeSource
      Surgical on March 2, 2001, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution--Surgical segment. Total sales between these segments totaled approximately $1,247,647 and $3,918,573 for the three and nine-month periods ended March 31, 2003, respectively, and approximately $1,205,922 and $3,638,814 for the same periods in 2002. Effective for the quarter ending September 30, 2002, the Company implemented a management fee allocation for financial statement purposes. This allocation reclassifies a portion of the corporate expense to the operating segments.

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below.

                                                           THREE MONTHS ENDED MARCH 31, 2003
                                  ---------------------------------------------------------------------------------------

                                  DISTRIBUTION--    DISTRIBUTION--                    CORPORATE/
                                    SURGICAL         CRITICAL CARE    MANUFACTURING      OTHER            TOTAL

Net sales                          $ 6,523,047       $ 4,110,670     $  1,976,159                     $ 12,609,876
                                  =============      ============    ============                     ============

Net income (loss)                  $   (53,845)      $     8,850     $    292,570     $ (250,594)     $     (3,019)
                                  =============      ============    ============     ==========      ============

Total assets                       $25,165,836       $ 4,003,356     $  3,646,132     $  199,874      $ 33,015,198
                                  =============      ============    ============     ==========      ============

Depreciation and
  amortization                     $    41,256       $    19,316     $     41,384     $  155,180      $    257,136
                                  =============      ============    ============     ==========      ============

Interest expense                   $    70,066       $    41,341     $     25,028     $  120,214      $    256,649
                                  =============      ============    ============     ==========      ============

                                                           THREE MONTHS ENDED MARCH 31, 2003
                                  ---------------------------------------------------------------------------------------

                                  DISTRIBUTION--    DISTRIBUTION--                    CORPORATE/
                                    SURGICAL         CRITICAL CARE    MANUFACTURING      OTHER            TOTAL

Net sales                          $ 6,726,939       $ 5,790,836     $  2,067,369                     $ 14,585,144
                                  =============      ============    ============                     ============

Net income (loss)                  $   336,604       $   344,803     $    225,710     $(1,447,343)    $  (540,226)
                                  =============      ============    ============     ===========     ============

Total assets                       $19,158,470       $ 7,586,232     $ 13,183,796     $  675,391      $ 40,603,889
                                  =============      ============    ============     ==========      ============

Restructuring expense                                                                 $  340,941      $    340,941
                                                                                      ==========      ============

Depreciation and
  amortization                     $    42,048       $    34,814     $    255,902     $  296,507      $    629,271
                                  =============      ============    ============     ==========      ============

Interest expense                   $    83,965       $    43,656     $     46,997     $    8,108      $    182,726
                                  =============      ============    ============     ==========      ============



                                                            NINE MONTHS ENDED MARCH 31, 2003
                                  ---------------------------------------------------------------------------------------

                                  DISTRIBUTION--    DISTRIBUTION--                    CORPORATE/
                                    SURGICAL         CRITICAL CARE    MANUFACTURING      OTHER            TOTAL


Net sales                          $19,514,392      $ 13,348,629     $  6,002,778                     $ 38,865,799
                                  =============      ============    ============                     ============

Net income (loss)                  $    59,581         $ 295,628     $  1,111,216     $ (569,089)     $    897,336
                                  =============      ============    ============     ==========      ============

Effect in change in
 Accounting Principal                                                $ (4,454,656)                    $ (4,454,656)
                                                                     ============                     ============

Total assets                       $25,165,836       $ 4,003,356     $  3,646,132      $ 199,874      $ 33,015,198
                                  =============      ============    ============     ==========      ============

Depreciation and
  amortization                     $   158,388          $ 28,522     $    113,025      $ 368,792      $    668,727
                                  =============      ============    ============     ==========      ============

Interest expense                   $   205,793         $ 139,841     $     86,145      $ 412,414      $    844,193
                                  =============      ============    ============     ==========      ============

                                                            NINE MONTHS ENDED MARCH 31, 2003
                                  ---------------------------------------------------------------------------------------

                                  DISTRIBUTION--    DISTRIBUTION--                    CORPORATE/
                                    SURGICAL         CRITICAL CARE    MANUFACTURING      OTHER            TOTAL

Net sales                         $ 22,793,657      $ 17,011,412     $  5,813,494                      $ 45,618,563
                                  =============     =============    ============                      ============

Net income (loss)                 $    393,213      $  (220,233)     $    256,172    $ (6,266,282)     $ (5,837,130)
                                  =============     =============    ============    =============     ============

Total assets                      $ 19,158,470      $ 7,586,232      $ 13,183,796    $    675,391      $ 40,603,889
                                  =============     =============    ============    =============     ============

Restructuring expense                               $   657,776                      $  2,803,693      $  3,461,469
                                                    =============                    =============     ============

Depreciation and
  amortization                    $    188,992      $   134,545      $    976,378    $    549,224      $  1,849,139
                                  =============     =============    ============    =============     ============

Interest expense                  $    298,827      $   150,964      $    110,444     $    16,139      $    576,374
                                  =============     =============    ============    =============     ============

9.    NET INCOME (LOSS) PER SHARE

      Net income (loss) per share amounts are calculated using net income (loss) available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and nine months ended March 31:

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                           MARCH 31,                          MARCH 31,
                                                     2003              2002              2003             2002
Numerator:
Net income (loss) before effect of a change
  in accounting principle                        $   (3,019)       $ (540,226)    $   897,336      $ (5,837,130)
Effect of change in accounting principle:
  Goodwill impairment                                                              (4,454,656)
Preferred dividends and accretion                  (367,162)         (432,387)       (774,485)       (1,902,272)
Effect of equity recapitalization                                                  11,809,741
                                                ===========        ==========     ===========         =========

Net income (loss) available to common
  stockholders                                   $ (370,181)       $ (972,613)    $ 7,477,936      $ (7,739,402)
                                                ===========        ==========     ===========         =========

Denominator:
Basic weighted average common shares
  outstanding                                    22,379,345         7,925,554      20,636,171         7,964,179
Dilutive effect of:
  Warrants                                                                         13,951,609
  Assumed conversion of Series G Stock                                             16,512,823
                                                -----------        ----------     -----------         ---------
Weighted average common shares for the
  purpose of caculating diluted earning per
  share                                          22,379,345         7,925,554      51,100,603         7,964,179
                                                ===========        ==========     ===========         =========


      For the three and nine months ended March 31, 2003 and 2002, options and warrants to purchase common stock totaling 9,271,921 and 5,624,011, respectively were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive. For the three months ended March 31, 2003 and 2002, and the nine months ended March 31, 2002, shares to be issued upon conversion of preferred stock were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive. Put warrants outstanding totaling 282,022 at March 31, 2002 were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive.

10.   PREFERRED STOCK

      On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,037, net of costs of $388,429. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. In addition, on September 15, 2002, November 15, 2002, and January 15, 2003, the Company issued and sold an additional aggregate 32,673 shares of Series G Stock for proceeds of $932,502, net of costs of $115,694. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital on August 6, 2002 in connection with the sale of the Series G Stock. The resultant beneficial conversion feature of $1,031,000 was recorded directly to additional paid-in capital in December 2002 when the Series G Stock became convertible.

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

11.   STOCK OPTIONS AND WARRANTS

      Options - In January 1997, PrimeSource Surgical adopted a stock option plan (the "1997 Plan") for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 10,000,000. The 1997 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and have terms not to exceed 10 years. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

      The Company issued equity-based options to certain employees during fiscal year 2003. The exercise price was at the deemed fair market value of the stock at the date of grant.

      During fiscal year 2003, the Company also issued equity-based options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 25, the Company has recorded deferred equity-based compensation for the difference between the exercise price of the stock and the deemed fair market value of the

      Company's stock at the date of grant. The deferred equity-based compensation is amortized to expense on a straight line basis, over the one year period during which the options become vested. As of March 31, 2003 the Company had recorded cumulative deferred equity-based compensation related to these options in the amount of $80,000.

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

      The 1992 Plan, previously sponsored by Luxtec, is available to issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 5 percent of fair market value, as defined. No shares were subscribed to or issued under the 1992 Plan in the period from March 2, 2001 through March 31, 2003.

      The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee, and that they have terms not to exceed 10 years. At March 31, 2003 and June 30, 2002 there were 64,000, and 68,000 shares respectively, available for future grants under the 1995 Director Plan.

      Warrants - In connection with the issuance of a new series of its preferred stock, Series G Stock in August 2002, the Company granted warrants to purchase 3,300,000 shares of common stock at $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012.

      Prior to the issuance and sale of Series G Stock in August 2002, the Company converted outstanding shares of Series C Stock into shares of Company common stock. In connection with the conversion of the Series C Stock, the Company granted former holders of Series C Stock warrants to purchase 7,390,613 shares of common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, exercise prices on warrants to purchase 140,330 shares of common stock previously issued to certain preferred stockholders were repriced from $1.68 per share to $.01 per share.

      Simultaneously with the conversion of Series C Stock in August 2002, each outstanding share of Series F Stock was converted into shares of common stock. In connection with the conversion, the Company granted the former holders of Series F Stock warrants to purchase 1,614,560 shares of common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, the exercise price on previously issued warrants to purchase 1,751,130 shares of common stock was adjusted form $1.00 per share to $.01 per share. The warrants vested immediately and expire in December 2010.

      Subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of the Company's Series E Stock was exchanged for shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company granted former holders of Series E Stock warrants to purchase 817,000 shares of our common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, the exercise price on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stock stockholders were repriced from $1.00 per share to $.01 per share. The warrants vested immediately and expire in July 2011.

      An additional 118,605 warrants were issued to certain other stockholders related to prior year grants with expiration dates of June 2011, and exercise prices of $1.00 and $2.35.

      Prior to the merger with PrimeSource Surgical, Luxtec issued warrants to certain lenders and other purchasers of Luxtec's Stock. Total warrants issued entitled the holders to purchase 438,171 shares of the Company's common stock, at exercise prices of $3.00 to $6.00 per share. The warrants expired December 31, 2001.

      Related to a private placement of its preferred stock in September 2000, the Company granted warrants to purchase 157,860 shares of the Company's common stock at $1.68 per share. These warrants vested immediately and expire in September 2011.

      During the year ended June 30, 1999, the Company granted two employees warrants to purchase 63,787 shares of the Company's common stock at $1.17 per share, which the Board of Directors deemed to be the fair value of the stock at the date of grant. The warrants vested immediately and expire in February 2004.

      During the year ended June 30, 1998, the Company issued detachable warrants to purchase 282,022 shares of its common stock at $1.01 per share. The warrants vested immediately and expired in February 2003.

      Additionally during the year ended June 30, 1998, the Company granted two employees warrants to purchase 74,418 shares of the Company's common stock at $1.01 per share, which the Board of Directors deemed to be the fair value of the stock at the date of grant. The warrants vested immediately and expired in February 2003.

      Changes in shares under options and warrants, in common stock equivalents, for the periods ended June 30, 2001, June 30, 2002 and March 31, 2003 are as follows:

                                                               OPTIONS                       WARRANTS
                                                      ---------------------------    -------------------------
                                                                       WEIGHTED                       WEIGHTED
                                                                       AVERAGE                        AVERAGE
                                                        SHARES         EXERCISE        SHARES         EXERCISE
                                                      OUTSTANDING       PRICE        OUTSTANDING       PRICE
Balance, June 30, 2002                                  1,640,476       $ 1.85         4,072,866       $ 1.04

   Grants                                               7,487,000         0.32        13,122,128         0.01
   Canceled                                               (55,476)        2.05          (356,440)        1.01
                                                        ----------                    -----------

Balance, March 31, 2003                                  9,072,000      $ 0.59        16,838,554       $ 0.02
                                                        ==========                    ===========

Vested and exercisable, March 31, 2003                   1,195,410                    16,838,554
                                                        ==========                    ===========


      The weighted-average fair value of option grants per share for options granted during the nine months ended March 31, 2003 was approximately $0.26 per share.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amount of $30,000 and $80,000 for the three and nine-month period, respectively, has been recognized for certain employee stock option granted below market value. No compensation expense has been recognized for the remaining employee stock option grants and warrant grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income (loss) for the three and nine months ended March 31, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                    Three Months Ended                 Nine Months Ended
                                                         March 31,                          March 31,
                                                   2003              2002             2003             2002

Net income (loss) available to common
stockholders, as reported                       $ (370,181)     $  (972,613)     $ 7,477,936      $ (7,739,402)

Stock-based employee compensation expense
determined under fair value
method                                             (88,123)         (29,791)        (269,009)          (91,035)
                                                -------------   --------------   ------------     --------------

Pro forma net income (loss)                     $ (458,304)     $(1,002,404)     $ 7,208,927      $ (7,830,437)
                                                =============   ==============   ============      =============

Earnings Per Share:
  Basic- as reported                                 (0.02)           (0.12)            0.58             (0.98)
  Basic- pro forma                                   (0.02)           (0.13)            0.35             (0.98)

  Diluted- as reported                               (0.02)           (0.12)            0.25             (0.98)
  Diluted- pro forma                                 (0.02)           (0.13)            0.16             (0.98)

Black-Scholes Assumptions
  Risk-free interest rate                            3.45%            5.45%            3.21%             5.13%
  Expected dividend yield                              50%              50%              50%               50%
  Expected lives- in years                              7                7                6                 7
  Expected volatility                                   0%               0%               0%                0%


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

                                   * * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2003
--------------------------------------------------------------------------------



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

PRINCIPLES OF CONSOLIDATION

The consolidated financials statements include the accounts of the Company and its subsidiaries: PrimeSource Surgical; Ruby Merger Sub (dba NEMS and PEC); and Bimeco, Inc. All intercompany accounts and transactions have been eliminated. The results of operations of companies acquired in purchase business transactions are included in the accompanying consolidated financial statements from the dates of acquisition.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE Assets. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We have recognized impairment losses in the prior year upon the disposition of PEC and an impairment loss in quarter ended March 31, 2003 upon completion of SFAS 142 implementation. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elected the disclosure-only alternative under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Certain equity-based compensation cost is included in net income (loss), as certain options granted during periods presented had an exercise price below the market value of the stock on the date of grant. In accordance with SFAS No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION- TRANSITION AND DISCLOSURE, the Company will continue to disclose the required pro-forma information in the notes to the unaudited consolidated financial statements.

SALES RECOGNITION POLICY

Sales are recorded upon shipment of products to customers. Accounts receivable have been reduced by estimated amounts for allowances related to further charges for uncollected accounts.

RESULTS OF OPERATIONS

NET SALES--Net sales decreased to $12,609,876 and $38,865,799 for the three and nine months ended March 31, 2003, respectively, compared to $14,585,144 and $45,618,563 for the same periods in 2002. The net sales decrease of $1,975,268, or 13.5%, and $6,752,764, or 14.8%, in the three and nine-month periods ended March 31, 2003 relative to the comparable periods in 2002 was primarily due to lower sales due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the result of lost product lines. Remaining decreases are due to market conditions and other effects of restructuring. The western sales territory closure resulted in approximately $2,542,000 of the decrease in the nine-month period ended March 31, 2003.

COST OF SALES--Cost of sales decreased to $8,005,178, or 63.5% of net sales, and $25,005,199, or 64.3% of net sales, for the three and nine months ended March 31, 2003, respectively, compared to $9,688,552, or 66.4% of net sales, and $30,731,767, or 67.4% of net sales, for the same periods in 2002. The decrease of $1,683,374, or 17.4%, and $5,726,568, or 18.6%, in the three and nine-month periods ended March 31, 2003 relative to the comparable periods in 2002 was primarily due to lower sales levels related to the closure of the western sales territory, lost product lines and prior year reserve adjustments related to inventory. The remaining deceases are due to market conditions and other effects of restructuring. The western sales territory closure resulted in approximately $1,810,000 of the decrease for the nine-month period ended March 31, 2003. The prior year reserve adjustments, which did not recur in the current year, contributed approximately $705,000 of the decrease in cost of goods sold for the nine-month period ended March 31, 2003. The decrease in cost of sales as a percentage of net sales in the three and six-month periods ended March 31, 2003 compared to the same periods in 2002 is due to the difference in product mix sold and the non-recurring prior year inventory reserve adjustments.

GROSS PROFIT--Gross profit was $4,604,698, or 36.5% of net sales, and $13,860,600, or 35.7% of net sales, for the three and nine months ended March 31, 2003, respectively, compared to $4,896,592, or 33.6% of net sales, and $14,886,796, or 32.6% of net sales, for the same periods in 2002. The decrease of $291,894, or 6.0%, and $1,026,196, or 6.9%, in the three and nine-month periods ended March 31, 2003 relative to the comparable period in 2002 is primarily due to lower sales levels due to the closure of the western sales territory and lost product lines. The western sales territory closure resulted in approximately $732,000 of the decrease for the nine-month period ended March 31, 2003. The increase in gross profit margins in the three and nine-month periods ended March 31, 2003 compared to the same periods in 2002 is due to the difference in product mix sold and the non-recurring prior year inventory reserve adjustments creating higher cost of goods sold.

SELLING EXPENSE--Selling expense decreased to $2,100,710, or 16.7% of net sales, and $6,104,777, or 15.7% of net sales, for the three and nine months ended March 31, 2003, respectively, compared to $2,200,521, or 15.1% of net sales, and $7,200,805, or 15.8% of net sales, for the same periods in 2002. The decreases of $99,811, or 4.5%, and $1,096,028, or 15.2%, are primarily due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001. Decreased salaries, commissions, benefits and travel expenses related to the western sales territory account for approximately $502,353 of the decrease for the nine-month period. The remaining decrease is primarily the result of lost product lines.

GENERAL AND ADMINISTRATIVE EXPENSE--General and administrative expense increased to $2,012,952, or 16.0% of net sales, and decreased to $5,547,522, or 14.3% of net sales, for the three and nine months ended March 31, 2003, respectively, compared to $2,004,471, or 13.7% of net sales, and $7,373,624, or 16.2% of net sales, for the same periods in 2002. The increase of $8,481, or 0.4%, for the three-month period is primarily a result of increased legal fees due to the complaint filed by the Company's two former executives. The decrease of $1,826,102, or 24.8%, for the nine-month period is primarily a result of the Company's restructuring plan initiated in November 2001. The restructuring plan decreased general and administrative expenses by narrowing the focus of the
Company's operations and reducing corporate overhead through workforce reductions. Non-recurring reserve adjustments recorded in December 2001 of approximately $474,000 also contributed to the decrease.

DEPRECIATION AND AMORTIZATION EXPENSE--Depreciation and amortization expense decreased to $257,136, or 2.0% of net sales, and $668,727, or 1.7% of net sales, for the three and nine months ended March 31, 2003, respectively, compared to $629,271, or 4.3% of net sales, and $1,827,689, or 4.0% of net sales, for the same periods in 2002. The decrease of $372,135, or 59.1%, and $1,158,962, or 63.4%, in depreciation and amortization expense is primarily the result of the implementation of Statement of Financial Accounting Standard ("SFAS") No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective July 1, 2002, which requires, among other things, the discontinuance of goodwill amortization. This accounting change accounts for approximately $426,000 and $1,296,000 of this decrease for the three and nine-month periods ended March 31, 2003, respectively.

RESTRUCTURING EXPENSE--In early November 2001, we initiated a restructuring plan which narrowed the focus of our operations, consolidated certain under performing sales regions, reduced corporate overhead through workforce reductions, restructured our balance sheet through a refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and the reduced debt levels through projected improved earning and potential asset sales. As a result of this, restructuring expenses of $340,941 and $3,461,469 were recorded in the three and nine months ended March 31, 2002.

INTEREST EXPENSE--Interest expense increased to $256,649 and $844,193 for the three and nine months ended March 31, 2003, respectively, compared to $182,726 and $576,374 for the same periods in 2002. The increase of $73,923, or 40.5%, and $267,819, or 46.5%, is the result of increased interest rates and fees incurred related to the restructuring of the PrimeSource Healthcare and PrimeSource Surgical debt.

INCOME TAX PROVISION--Income tax expense decreased to $30,000 for the three and nine-month periods ended March 31, 2003 compared to $63,600 and $279,300 for the same periods in 2002. The income tax provision in the prior year resulted primarily from taxes due for taxable income generated at Luxtec, where in the current fiscal year Luxtec has generated operating losses. Although the Company's current year taxable income for federal and certain states was eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company may be subject to income taxes in 2003 based on limitations on the use of its net operating loss carryforwards. As a result, the Company has recorded an estimate federal tax expense of $30,000 in the quarter ended March 31, 2003.

NET INCOME (LOSS)--Net loss decreased to ($3,019) and ($3,557,320) for the three and nine months ended March 31, 2003, respectively, compared to a net loss of ($540,226) and ($5,837,130) for the same periods in 2002. The decrease of $537,207, or 99.4%, and $2,279,810, or 39.1%, resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense related to SFAS No. 142 implementation offset by the goodwill impairment expense of $4,454,656 recorded in the current year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a working capital deficit of $2,582,014 compared to a deficit of $5,202,638 at June 30, 2002. The decrease in our working capital deficit was primarily the result of decreased inventory balances, offset by decreased accounts payable, accrued expenses and current obligations for long-term debt as well as unused proceeds from the issuance of preferred stock.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, we amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of March 31, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at March 31, 2003). As of March 31, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.25% at March 31, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At March 31, 2003, there was $35,481 of availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

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

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of March 31, 2003.

On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of March 31, 2003 the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,638,392 at March 31, 2003). As of March 31, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 4.00% (8.25% at March 31, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At March 31, 2003, there was $495,204 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June  14,  1999,  as  part  of the  PrimeSource  Surgical  Credit  Agreement,
PrimeSource   Surgical   executed  an  Amended  and  Restated   Term  Note  (the
"PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. The PrimeSource Surgical Term Loan is collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003 and $100,000 between August 2003 and November 2003, with the remainder ($316,658) due on December 2003. As of March 31, 2003, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 4.00% (8.25% at March 31, 2003). The PrimeSource Surgical Term Loan matures on December 31, 2003. At March 31, 2003, PrimeSource Surgical had outstanding borrowings of $1,006,207 under the PrimeSource Surgical Term Loan.

The PrimeSource Surgical Term Loan is also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical is obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees (i) would have been reduced by 60% if Citizens had received payment in full of the PrimeSource Surgical Term Loan by the last banking day of March 2003, may be reduced by 40% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of June 2003 and 10% if Citizens receives payment of the PrimeSource Surgical Term Loan in full by the last banking day of September 2003. PrimeSource Surgical may extend the final payment date for all accrued term loan facility fees from on or before the last banking day of December 2003 until on or before the last banking day of March 2004, provided PrimeSource Surgical makes a $100,000 cash payment against the principal balance of the accrued term loan facility fees on or before the last banking day of December 2003 and Citizens earns another $75,000 term loan facility fee which will be due and payable with all unpaid accrued term loan facility fees on or before the last banking day of March 2004.

The PrimeSource Surgical Term Loan is also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period is applied to the principal amount of the PrimeSource Surgical Term Loan. At December 31, 2002 the additional repayment obligation totaled $10,451. At March 31, 2003 there was no additional repayment obligation.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of March 31, 2003.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005. At March 31, 2003 and June 30, 2002, Luxtec had outstanding borrowing of $81,231 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical $559,977 non-interest bearing demand note payable (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At March 31, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowing of $399,726 (net of unamortized discount of $20,274) and $600,000, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At March 31, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $187,500 with respect to this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

On August 6, 2002, we raised $2,254,466, before costs, in additional capital through the issuance and sale of the Series G Stock and the warrants to purchase common stock. In addition, on September 15, 2002, November 15, 2002 and January 15, 2003, we raised an additional $1,045,536, before cost and in aggregate, in capital through the issuance and sale of additional shares of Series G Stock. The proceeds from the offerings were used to pay certain trade payables and to reduce outstanding borrowings under our credit facilities.

As of March 31, 2003, we had $153,892 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Surgical Line of Credit. As of March 31, 2003, we had approximately $495,204 available under the PrimeSource Surgical Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.



ITEM 3.  QUANTITATIVE OR QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at March 31, 2003 is $7,576,414, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 15, 2003, the Company issued and sold 10,871 shares of Series G Convertible Redeemable Preferred Stock, no par value (the Series G Stock"), for gross aggregate proceeds of $348,512. As of April 30, 2003, the Company had an aggregate of 204,688 shares of Series G Stock outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Our sale of the Series G Stock was exempt from registration with the Securities Exchange Commission pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder because the purchasers acquired the securities for their own respective accounts and not with a view to distribution. The proceeds from the Series G Stock issuance were used to reduce the Company's accounts payable.

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

     3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2003).

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

(b) Reports on Form 8-K--The Company filed the following current reports on Form 8-K during the three-month period ended March 31, 2003:

     (1) On January 17, 2003, the Company filed a current report on Form 8-K, announcing under Item 5, the issuance and sell of 10,981 shares of Company Series G Convertible Redeemable Preferred Stock.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








PRIMESOURCE HEALTHCARE, INC.
                                             (Registrant)





May 14, 2003                             /s/  SHAUN MCMEANS
------------                             --------------------
Date                                     Shaun McMeans
                                         Chief Financial Officer
                                         (Principal Accounting Officer
                                          and Duly Authorized Executive Officer)

I, Bradford C. Walker, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PrimeSource Healthcare, Inc.;

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


May 14, 2003                                     /s/  BRADFORD C. WALKER
------------                                     -------------------------
Date:                                            Name:  Bradford C. Walker
                                                 Title: President and
                                                        Chief Executive Officer

I, Shaun McMeans, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of PrimeSource Healthcare, Inc.;

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


May 14, 2003                             /s/  SHAUN MCMEANS
------------                             --------------------
Date:                                    Name:     Shaun McMeans
                                         Title:    Chief Financial Officer and
                                         Sr. Vice President of Corp. Development

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

3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2003).

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