Form 10-K
period 2003-06-30
PRIMESOURCE HEALTHCARE INC
filed 2003-10-14
CIK 793523

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

For the fiscal year ended June 30, 2003

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
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organizatio                            Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant was $1,978,880 as of September 1, 2003. Because PrimeSource's common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.32 per share of common stock as of September 1, 2003.

As of September 1, 2003, 22,375,094 shares of common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     None.

                                TABLE OF CONTENTS

Part I
                 Item 1.    Business.........................................................................          4
                 Item 2.    Properties.......................................................................         15
                 Item 3.    Legal Proceedings................................................................         16
                 Item 4.    Submission of Matters to a Vote of Security Holders..............................         16

Part II
                 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters............         17
                 Item 6.    Selected Financial Data..........................................................         19
                 Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations     23
                 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................         34
                 Item 8.    Financial Statements and Supplementary Data......................................         36
                 Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure      64
                 Item 9A.   Controls and Procedures..........................................................         64
Part III         Item 10.   Directors and Executive Officers of the Registrant...............................         64
                 Item 11.   Executive Compensation...........................................................         66
                 Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
                            Stockholder Matters..............................................................         70
                 Item 13.   Certain Relationships and Related Transactions...................................         73

Part IV          Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................         74

Signatures       ............................................................................................         82

Index to
Exhibits         ............................................................................................         88

                                       3

                                     PART I

When we  refer to "we,"  "us",  "our,"  or  "PrimeSource,"  we mean  PrimeSource
Healthcare,   Inc.,  a  Massachusetts   corporation  formerly  known  as  Luxtec
Corporation, and its consolidated subsidiaries.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Sections 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," anticipates" or "expects" used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, those listed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Risk Factors."

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.

ITEM 1. BUSINESS
                                     GENERAL

We are a leading specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We have expanded rapidly through the acquisition and integration of a number of leading regional specialty sales and marketing organizations and select specialty medical products manufacturing companies. Today, we have two primary businesses:
Specialty Medical Distribution and the Manufactured Products Division or Manufactured Products. As of June 30, 2003, we had 142 employees and generated total revenue of $46.4 million for the fiscal year ending June 30, 2003.

On March 2, 2001, we completed a merger with PrimeSource Surgical, Inc., or PrimeSource Surgical, resulting in PrimeSource Surgical becoming our wholly owned subsidiary. Subsequent to the merger with PrimeSource Surgical, we changed our name from "Luxtec Corporation," or Luxtec, to "PrimeSource Healthcare, Inc."

In October 2001, we engaged Corporation Revitalization Partners as a restructuring agent to evaluate our operations for possible reorganization. In November 2001, we commenced with a restructuring plan which involved narrowing the focus of our operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions and facility consolidation, restructuring of our balance sheet through the recapitalization of equity and refinancing of our senior bank debt and reduction of debt levels through cost reductions and improved efficiency of operations.

On September 20, 2002, Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby"), sold all of the assets of the former Professional Equipment Co., Inc. ("PEC") line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business.

On June 30, 2003, PrimeSource Surgical, Inc. ("PrimeSource"), a subsidiary of PrimeSource Healthcare, Inc. ("the Company"), sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity ("NMSI"). Peter Miller, a stockholder of NMSI, was the Regional Manager of Ruby prior to the disposition of the capital stock of Ruby. In connection with the sale of the capital stock of Ruby, Mr. Miller concluded his employment relationship with PrimeSource. The cash proceeds were used to payoff the PrimeSource Term Note and reduce the revolving line of credit with Citizens Bank of Massachusetts ("Citizens"). The loss on the disposal of the operation of $73,830 was included as discontinued operations in the fourth quarter of 2003, and the related results of operations for the operation were re-classified as discontinued operations.

                                BUSINESS STRATEGY

Our goal is to be one of the nation's leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

     o    hiring experienced territory sales representatives;

     o    securing additional  specialty product lines to our product offerings;
          and

     o selectively acquiring specialty medical products manufacturers. We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

Our Manufactured Products Division continues to lead the surgical headlamp illumination industry and focuses its research and development budget on new, innovative products.

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     o    favorable industry demographics;

     o    sustaining or increasing our market share;

     o    the acquisition of other specialty medical products manufacturers;

     o    further   penetration  of  existing   customer  accounts  due  to  our
          introduction of new products and services; and

     o entrance into new specialty markets and expansion into international markets.

                                    INDUSTRY

The medical products industry has grown in recent years due to the aging of the population and the development of new medical products and technologies that create new product opportunities for manufacturers and suppliers. Healthcare industry analysts estimate that the overall market for medical products and supplies in the United States is in excess of $45 billion. An estimated $15 billion is distributed by the larger medical and surgical, or med-surg distributors, such as Owens & Minor, Cardinal Health and McKesson HBOC. These
distributors primarily market commodity products and supplies to group purchasing organizations ("GPOs") and integrated delivery networks ("IDNs"). It is estimated that an additional $25 billion in medical product sales is sold directly by medical device manufacturers to end customers. Local and regional distributors account for an estimated $5 billion of specialty medical products sold to hospitals, clinics and physicians. PrimeSource competes within this highly fragmented segment of the medical products and supplies market.

Historically, the specialty medical products industry has been highly fragmented. During the past decade, healthcare providers have consolidated into larger and more IDNs in an effort to reduce costs. In addition, in order to gain purchasing power, buyers of medical products and supplies have consolidated their purchases through large, national GPOs. In addition to our traditional customer base, composed primarily of hospitals and surgery centers, we also market (on a limited basis) to IDNs and GPOs. IDNs and GPOs purchase a significant percentage of medical products and supplies for hospitals. GPO contractors typically require purchasing volume of at least $10 million when structuring purchasing contracts with distributors. By aggregating specialty products, we have created an opportunity for GPOs to capture additional administrative fees by bringing in non-contracted specialty medical products. Furthermore, because of our access to IDNs and GPOs, we have established a compelling advantage with small product manufacturers (which cannot easily access the IDN and GPO customer base) over smaller competitors who are unable to satisfy IDN and GPO minimum volume purchasing requirements.

We believe that we are well positioned within our industry because we:

     o provide a consultative, specialty-focused sales approach through a network of highly trained sales professionals;

     o operate in a complementary niche outside the volume-driven model of large, national med-surg distributors; and

     o offer a broader range of products, services, and solutions exceeding those of any single specialty medical product manufacturer's direct sales force.

     o reach a national customer base of GPOs and IDNs that is beyond the scope of local and regional specialty medical products distributors.

We believe that customers seek to consolidate their purchases of products and services in the highly fragmented specialty medical products and services market in order to reduce their procurement costs. We help customers reduce the number of vendors that they work with, thereby reducing the overall costs of products and services.

                             PRODUCTS AND SERVICES

SPECIALTY MEDICAL DISTRIBUTION

Within the Specialty Medical Distribution business, we divide our business into PrimeSource Surgical, or Surgical, and PrimeSource Critical Care, or Critical Care. The Surgical segment is a regional sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers in the midwestern, mid-atlantic and southeastern United States. The Critical Care segment is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

Within the Surgical segment, the primary specialties are:

     o    Cardio Vascular;

     o    Endoscopy;

     o    General Surgery; and

     o    Gynecology.

Within the Critical Care segment, the primary specialties are:

     o    Neonatal Intensive Care; and

     o    Maternal and Child Care.

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

                               SALES AND MARKETING

We sell our products and services to hospitals, IDNs, surgery centers and physician offices. In fiscal year ended June 30, 2003, within the Surgical Medical Distribution business, we sold specialty medical products to over 3,000 customers, primarily in the United States. We are not dependent on any single customer or geographic group of customers. Our largest customer accounted for 3.3% of our gross profit during our fiscal year ended June 30, 2003.

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

Within the surgical illumination business, Luxtec is the domestic market leader in surgical headlight systems with over 50,000 surgeons using their products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through PrimeSource Surgical's sales force, supported by Luxtec field specialists and a customer support team located in our West Boylston facility. Luxtec also distributes domestically through a number of other regional specialty medical distributors. Internationally, Luxtec distributes through a network of local distributors. Our external sales, based upon the customer's country of origin by geographic area for the year ended June 30, 2003, 2002 and 2001, totaled $44,015,000, $51,688,000 and $47,771,000, respectively, for sales in the United States and $2,345,000, $2,008,000 and $631,000, respectively, for sales to foreign companies.

                                  DISTRIBUTION

We believe that responsive delivery of quality specialty medical products and supplies is a key element to providing complete customer satisfaction. Our customers place orders for medical products and supplies by telephone, facsimile or via EDI. All orders are routed through our centralized computer ordering, shipping and inventory management system, which is linked to our distribution centers. Rapid and accurate order fulfillment is a principal component of our value-added approach.

In order to assure the availability of our broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our distribution centers. Our inventory levels are centralized with and managed by a purchasing department using an integrated inventory control system. Our inventory consists primarily of medical products and supplies.

                           MANUFACTURING AND SUPPLIERS

Manufacturer relationships are an integral part of our businesses. Our Specialty Medical Distribution business represents more than 125 manufacturers with over 90% of sales concentrated among approximately 30 of these manufacturers. A majority of the business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of the revenue is received on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support in helping facilitate the sale of the vendor's product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

Within the Manufactured Products business, Luxtec purchases components and materials from more than 200 vendors and believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. Luxtec has no long-term contract with any supplier but does maintain long-standing relationships with certain vendors.

Our Specialty Medical Distribution business aggressively pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of specialty medical products and supplies typically offer distribution rights only to a selected group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the overall costs associated with selling and marketing their products. We have been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive rights to sell certain products. We believe that our ability to capture and retain such distribution rights represents a barrier to the entry of competitors.

Within the Specialty Medical Distribution business, our network of manufacturers is continually seeking representation or market introduction for their products, resulting in a growth pipeline of attractive, innovative products accretive to our portfolio of distributed products. Moreover, we have been able to enter into contractual relationships with certain manufacturers that are typically exclusive in nature, extend for several years in duration, and include a right of first refusal on new product introductions.

                               INFORMATION SYSTEMS

Our Specialty Medical Distribution business employs a single, centralized, enterprise management information system utilized across all business units via a wide-area data network. This approach yields significant benefits including:

     o    increased inventory utilization;

     o    greater visibility as to sales performance; and

     o the coordination necessary to address the needs and requirements of an increasing number of IDNs and GPOs whose members are geographically dispersed.

In addition to employing traditional e-business technologies such as electronic data interchange to achieve greater efficiencies, we also use the inherent strengths of the Internet to enhance relationships with both customers and manufacturers. Since early 2000, we have offered our web-based Surg-E-Track (TM) system to our direct sales force as well as select manufacturer partners. Surg-E-Track provides sales personnel and manufacturer partners with comprehensive customer purchasing data in a variety of formats. Through the Surg-E-Track system we have increased our sales representative productivity and customer service levels and have helped our manufacturer partners more effectively manage their businesses.

                                   COMPETITION

We compete with a variety of companies including manufacturers that utilize direct sales forces, national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med-surg distribution companies such as Cardinal Health, Inc., McKesson HBOC, Inc. and Owens & Minor, Inc. A brief discussion of each of the Company's competitors is as follows:

     o PRODUCT MANUFACTURERS' DIRECT SALES FORCES. Product manufacturers' direct, internal sales forces offer manufacturers direct access to healthcare providers. Manufacturers, however, periodically outsource the sales and marketing of some of their products to specialty sales and marketing organizations such as PrimeSource.

     o NATIONAL SPECIALTY DISTRIBUTORS. Several companies serve the national specialty medical products market. These national specialty distributors tend to focus and specialize within a particular segment of the specialty medical products market.

     o REGIONAL SPECIALTY DISTRIBUTORS. Regional specialty distributors represent our primary competition in the specialty medical products market, but they are unable to match the national scope or breadth of products that we offer.

     o NATIONAL MED-SURG DISTRIBUTORS. In most respects, we complement, rather than compete, with national med-surg distributors. These larger supply companies, such as McKesson HBOC, Inc., Owens & Minor, Inc., and Cardinal Health, Inc., have historically focused on distributing a broad array of lower-margin, later-stage products, aiming to give healthcare providers aggressive pricing and the convenience of one-stop shopping. As a result, their core expertise does not reside in creating a market for complex specialty products, which often require important services such as on-site training and product support. In addition, these suppliers are generally not viewed by their customers as experts within specific specialty areas. As a result, specialty product manufacturers tend to outsource sales and marketing services to specialists rather than national med/surg distributors.

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

                             PATENTS AND TRADEMARKS

We maintain a policy of seeking patent and trademark protection in connection with certain elements of its technology and brand names. We own the following U.S. Patents and Trademarks:

     Patents
     -------
     o    Patent No. 4516190 for Surgical Headlight issued May 7, 1985.
     o    Patent No. 4616257 for Headlight Camera System issued October 7, 1986.
     o Patent No. 4653848 for 45 degree and 90 degree Fiber Optic Cables issued March 31, 1987.
     o Patent No. 4797736 for Videolux Television Fiber Optic Headlight Camera System issued January 10, 1989.
     o Patent No. 5003605 for an electronically augmented stethoscope with timing sound issued March 26, 1991.
     o Patent No. 5220453 for telescopic spectacles with coaxial illumination issued June 15, 1993.
     o    Patent No. 5295052 for a light source assembly issued March 15 1994.
     o    Patent No. D345368 for surgical telescopes issued March 22, 1994.
     o    Patent No. 5331357 for an illumination assembly issued July 19, 1994.
     o Patent No. D349123 for spectacles having integral illumination issued July 26, 1994.
     o Patent No. D350760 for an eyeglass frame temple issued September 20, 1994.
     o Patent No. 5392781 for blood pressure monitoring in noisy environments issued February 28, 1995.
     o Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications issued October 12, 1999.
     o Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger issued September 15, 1998.
     o Patent No. 6258037 for blood pressure monitoring in noisy environments issued July 10, 2001.

     Trademarks
     ----------
     o LUXTEC, U.S. federal trademark registration number 1,453,098, registered August 18, 1987.
     o LUXTEC (and design), U.S. federal trademark registration number 1,476,726, registered February 16, 1988.
     o LUXTEC (stylized), U.S. federal trademark registration number 1,758,176, registered March 16, 1993.
     o LUXTEC, U.S. federal trademark registration number 1,956,027, registered February 13, 1996.
     o Luxtec is also the owner of the following foreign trademark registrations for its LUXTEC trademark: (i) Chile, registration number 452.314, registered October 31, 1995; and (ii) Peru, registration number 016214, registered June 14, 1995.
     o BIMECO, U.S. federal trademark registration number 1,190,584, registered February, 23 1981
     o MegaTech Medical, U.S. federal trademark registration number 1,930,021, registered October 24, 1995
     o    TMC

     o    Clearfield
     o    ValueFlex
     o    PrimeSource Healthcare
     o    PrimeSource Surgical

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

                                    EMPLOYEES

As of September 1, 2003, we had 142 employees, of which approximately 46 are engaged in the Surgical segment, approximately 18 in the Critical Care segment, approximately 56 in the Manufactured Products business and approximately 22 in corporate and shared services. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. None of our employees are covered by a collective bargaining agreement.

                 EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

Following are the names and ages, as of September 1, 2003, of our executive officers and key management personnel, their positions and summaries of their backgrounds and business experience.

           Name                Age                                    Position
           ----                ---                                    --------
Joseph H. Potenza              56     President
Shaun D. McMeans               41     Chief Operating Officer and Chief Financial Officer
Samuel M. Stein                63     Vice President & General Manager, Manufacturing Division
Mark A. Jungers                51     Regional Vice President, Distribution Division
Bruce R. Hoadley               44     Regional Vice President, Distribution Division
Scott F. Billman               47     Regional Vice President, Distribution Division
Jason M. Fowler                32     Treasurer & Vice President


JOSEPH H. POTENZA, PRESIDENT: Prior to joining PrimeSource in February 2001, Mr. Potenza held senior management positions with McKesson HBOC as Vice President of the Corporate Program and with Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, running a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

SHAUN D. MCMEANS, CHIEF OPERATING OFFICER & CHIEF FINANCIAL OFFICER: Mr. McMeans has 20 years of experience in manufacturing and distribution businesses, specializing in operations, accounting and financial management. Prior to becoming the Company's Chief Financial Officer, he served as Vice President of Operations and Corporate Controller. Prior to joining the Company in April 2000, Mr. McMeans held operational and financial management positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers. Mr. McMeans earned a Bachelor of Science degree in accounting from The Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

SAMUEL M. STEIN, VICE PRESIDENT & GENERAL MANAGER, MANUFACTURING DIVISION: Mr. Stein's career has focused on high growth technology companies. Prior to becoming General Manager of the Company's Luxtec Division, Mr. Stein served as Luxtec's Chief Financial Officer. Prior to joining Luxtec in 1993, Mr. Stein served as Chief Operating and Chief Financial Officer of Mitrol, Inc. of which he was also co-founder. He has served as Chief Financial Officer with companies ranging from start-ups to subsidiaries of Fortune 500 corporations. Mr. Stein earned a Bachelor of Science degree in Business Administration from the University of Toledo and a Master of Science degree from Rensselaer Polytechnic Institute.

MARK A. JUNGERS, REGIONAL VICE PRESIDENT - DISTRIBUTION DIVISION: Mr. Jungers has an extensive background in med-surg and critical care product sales and management. Mr. Jungers joined PrimeSource through its 1999 acquisition of Bimeco, a leading distributor of specialty medical products to the critical care market in the southeastern United States, where he served as a Sales Manager.

Prior to joining Bimeco in 1979, he held sales and marketing positions with the Extracorporeal Medical Division of Johnson & Johnson. Mr. Jungers earned a Bachelor of Science degree in Business Administration from Marquette University.

BRUCE R. HOADLEY, REGIONAL VICE PRESIDENT - DISTRIBUTION DIVISION: Mr. Hoadley has worked for 20 years in the sales and management of specialty surgical products. He was the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the southeastern United States, from 1991 until its acquisition by PrimeSource in 1999. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He earned a Bachelor of Arts degree in Marketing from the University of Alabama.

SCOTT F. BILLMAN, REGIONAL VICE PRESIDENT - DISTRIBUTION DIVISION: Mr. Billman has spent his entire career in sales, marketing, and operations management. He has worked for nearly 20 years in the healthcare industry, holding several management positions primarily focused on the sales and marketing of surgical products. He most recently served as Senior Vice President of Product Marketing for Medi-buy, Inc. Mr. Billman earned a Bachelor of Science degree in Business Administration and an MBA from Bowling Green State University.

JASON M. FOWLER, TREASURER & VICE PRESIDENT: Mr. Fowler has a diverse background in corporate finance, consulting, and mergers and acquisitions. Prior to joining PrimeSource, Mr. Fowler was a Senior Financial Analyst and Production Manager for TouchStar Technologies, a division of The Williams Companies. At Williams, he worked in mergers and acquisitions and managed divisional operations in the U.S., England, Poland, and Australia. In 1996-97, he also served as a U.S. government-sponsored consultant in Poland. Mr. Fowler earned a Master of International Management degree from Thunderbird as well as Bachelor of Arts and MBA degrees from the University of Arizona.

ITEM 2.  PROPERTIES

PrimeSource's corporate headquarters is located at 99 Hartwell Street, West Boylston, Massachusetts. All of our facilities are leased and located in the United States. A summary of the Company's facilities, as of September 1, 2003, and offices is as follows:

                                                  Square              Lease
   City, State                                     Feet          Expiration Date
   -----------                                     ----          ---------------
   Tucson, Arizona..............................  25,544             02/28/05
   Birmingham, Alabama..........................  18,356             11/30/06
   Atlanta, Georgia.............................   2,950             09/30/04
   West Boylston, Massachusetts.................  31,689             10/31/05
                                                 -------
                                                  78,539
                                                 =======

We believe that the all of our facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are sufficient for the Company's current operations. The Company is in the process of either sub-leasing a portion of its Tucson facility (approximately 16,500 square feet of idle warehouse and office space) or renegotiating the current lease for only a portion of the current facility. A portion of this space became vacant subsequent to the 2002 restructuring.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 17, 2002. At the meeting, the following items were submitted to a vote of the stockholders:

     (1) the election of two Class II directors for a three-year term was approved with the election of Larry H. Coleman receiving 16,024,720 votes in favor, 0 votes against, 38,411 votes withheld and 0 broker non-votes and the election of Bradford C. Walker receiving 16,024,635 votes in favor, 0 votes against, 38,496 votes withheld and 0 broker non-votes.

     (2) an amendment to our Articles of Organization increasing the authorized number of shares of common stock from 50,000,000 to 75,000,000 was approved with 15,681,817 votes in favor, 375,134 votes against, 6,180 abstentions and 0 broker non-votes;

     (3) an amendment to our Tucson Medical Corporation 1997 Stock Option/Stock Issuance Plan, as amended, was ratified with 14,728,539 votes in favor, 440,940 votes against, 119,707 abstentions and 773,945 broker non-votes; and

     (4) the appointment by our Board of Directors of Deloitte & Touche LLP, our independent auditors, was ratified with 16,017,262 votes in favor, 41,180 votes against, 4,689 abstentions and 0 broker non-votes.

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

As of September 1, 2003, there were approximately 532 registered holders of record of our common stock. We estimate that there are approximately 378 beneficial holders of our common stock.

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

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,037, net of costs of $388,429. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. In addition, on September 15, 2002, November 15, 2002, January 15, 2003 and June 30, 2003, the Company issued and sold an additional aggregate 50,485.5 shares of Series G Stock for proceeds of $1,497,994, net of costs of $117,542. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital on August 6, 2002 in connection with the sale of the Series G Stock. The resultant beneficial conversion feature of $1,031,000 was recorded directly to additional paid-in capital in December 2002 when the Series G Stock became convertible.

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

                                                        EQUITY COMPENSATION PLAN INFORMATION
                                                        ------------------------------------

                                                                   JUNE 30, 2003
                                                                                           NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                                      REMAINING AVAILABLE FOR
                                   TO BE ISSUED             WEIGHTED-AVERAGE              FUTURE ISSUANCE UNDER
                                 UPON EXERCISE OF          EXERCISE PRICE OF            EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,            (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS            REFLECTED IN COLUMN (a))
PLAN CATEGORY                          (a)                        (b)                              (c)

Equity compensation
     plans approved by
     security holders......         25,440,818                  $0.1965                         2,097,736

Equity compensation
     plans not approved
     by security holders (1)             7,500                   $16.00                                 0
                                    ----------                  -------                         ---------

               Total.......         25,448,318                  $0.2012                         2,097,736
                                    ==========                  =======                         =========

(1) On August 6, 2002, we granted Bradford C. Walker an option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock at an exercise price of $16.00 per share. This option became fully vested and exercisable on the first anniversary of the grant date and expires upon the tenth (10th) anniversary of the grant date. The stock option agreement provides that if Mr. Walker is terminated for any reason other than misconduct, the option, to the extent vested on the termination date, becomes exercisable at any time prior to the earlier of (i) five (5) years following the date he ceases to provide any service to PrimeSource or (ii) one (1) year following the registration of the option shares under the Securities Act of 1933.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our historical audited consolidated financial statements of PrimeSource for each of the five years in the period ended June 30, 2003. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto. Data is in thousands except per share data.

                                                                   FISCAL YEAR
OPERATING DATA:                                                   ENDED JUNE 30
                                          ---------------------------------------------------------------------------
                                          2003(1)(2)     2002(3)(4)            2001(5)    2000(6)(7)         1999(8)
                                          ----------     ----------          ----------   ----------       ----------
NET SALES......................            $ 46,360       $ 53,696            $ 48,402     $ 54,411        $ 15,114

NET LOSS.......................            $(3,629)       $(6,191)            $ (4,382)    $ (1,384)       $   (744)

NET INCOME (LOSS) PER                         $0.33       $ (1.11)            $  (1.37)    $  (0.69)       $  (0.17)
SHARE - BASIC..................

BALANCE SHEET DATA:

TOTAL ASSETS...................            $ 31,665       $ 37,587            $ 45,450     $ 31,297        $ 30,380

LONG-TERM OBLIGATIONS..........            $  5,826       $ 23,285            $ 20,335     $ 15,968        $  1,516

STOCKHOLDERS' EQUITY (CAPITAL
DEFICIENCY)....................            $ 10,686       $(5,349)            $   (562)    $   (567)       $  2,622

(1) In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, the Company completed the transitional test for impairment in March 2003 and concluded that consolidated goodwill was impaired in the amount of $4,454,656. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations.

(2) On June 30, 2003, PrimeSource sold all of the issued and outstanding capital stock of Ruby to NMSI. The Company recognized a loss on the transaction totaling $73,830 in the fiscal year ending June 30, 2003, which is included in discontinued operations.

(3) In the fiscal year ended June 30, 2002, PrimeSource approved plans for restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of PrimeSource Healthcare's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The related costs of the restructuring, excluding the $1,038,823 discussed below, included charges of $2,915,675.

(4) On September 20, 2002, in connection with the restructuring, Ruby sold all of the assets of its former PEC line of business in exchange for the cancellation of stock previously issued to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,823 in the fiscal year ending June 30, 2002, as the assets were held for sale and deemed impaired at that date.

(5) Effective March 2, 2001, PrimeSource Surgical completed a merger with Luxtec Corporation with aggregate consideration exchanged of approximately $4,791,000, where PrimeSource Surgical assumed liabilities, net of assets acquired and costs of approximately $3,931,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Luxtec have been included in the financial statements of PrimeSource Surgical as of the date of acquisition. In December 2000, the Company acquired two entities, PEC and NEM, for aggregate consideration of $1,310,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition through date of sale, as discussed above.

(6) In June 2000, PrimeSource Surgical sold an entity for approximately $398,000, which resulted in a recorded loss of approximately $732,000. In addition, in April 2000, PrimeSource Surgical acquired an entity for $405,000. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition.

(7) In the fiscal year ended June 30, 2000, PrimeSource Surgical approved plans for a major restructuring of its operations with the goal of centralizing distribution facilities, eliminating unprofitable divisions and reducing costs. The aggregate costs of the restructuring included total charges of $1,031,000.

(8) In June 1999, PrimeSource Surgical acquired four entities for $17,000,000. In March 1999, PrimeSource Surgical acquired an entity for approximately $196,000. Each of the acquisitions were accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the dates of acquisition.

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

                                      Sep-30,     Dec-31,      Mar-31,      Jun-30,     Sep-30,     Dec-31,     Mar-31,    Jun-30,
                                       2001      2001(1)(2)    2002(2)     2002(1)(2)   2002(3)      2002        2003     2003(4)(5)
                                     ---------  ----------   ---------   ----------   ---------  ---------   ---------    ---------
Net sales                            $14,732.1  $ 13,672.3   $13,314.7   $ 11,976.6  $ 11,789.8  $11,587.6   $11,127.0    $11,855.6
Cost of sales                          9,205.8     9,853.0     8,707.9      7,562.4     7,498.9    7,307.1     6,885.2      7,606.4
                                     ---------  ----------   ---------   ----------  ----------  ---------   ---------    ---------
         Gross profit                $ 5,526.3  $  3,819.3   $ 4,606.8   $  4,414.2  $  4,290.9  $ 4,280.5   $ 4,241.8    $ 4,249.2
                                     =========  ==========   =========   ==========  ==========  =========   =========    =========


Net income (loss)                    $ (257.0)  $(5,039.9)   $ (540.2)   $  (353.5)  $(3,970.5)  $   416.1   $   (3.0)    $  (71.4)
                                     =========  ==========   =========   ==========  ==========  =========   =========    =========
Net income (loss) per share-basic    $   (.13)  $    (.73)   $   (.12)   $    (.13)  $      .45  $     .01   $   (.02)    $   (.02)
                                     =========  ==========   =========   ==========  ==========  =========   =========    =========

COMPUTED AS DESCRIBED IN OUR HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCORPORATED BY REFERENCE INTO THIS FORM 10-K.

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations.

(1) PrimeSource Healthcare, in connection with restructuring, discontinued an operational division of the Critical Care segment, which resulted in a recorded loss of approximately $658,000 in quarter ended December 31, 2001 and $381,000 in quarter ended June 30, 2002.
(2) PrimeSource Healthcare approved plans for a major restructuring of its operations resulting in total charges of approximately $2,463,000 in quarter ended December 31, 2001, $341,000 in quarter ended March 31, 2002 and $112,000 in quarter ended June 30, 2002.
(3) In accordance with SFAS No. 142, the Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002.
(4) On June 30, 2003, PrimeSource sold all of the issued and outstanding capital stock of Ruby to NMSI. The Company recognized a loss on the transaction totaling $73,830 in the fiscal year ended June 30, 2003.
(5) On June 30, 2003, PrimeSource recorded a reserve for severance of the former President of $195,507 and other restructuring expenses of $150,000.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This analysis of our financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto.

                   APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We recognized impairment losses in the year ended June 30, 2002 upon the disposition of PEC and an impairment loss effective July 1, 2002 upon completion of SFAS No. 142 implementation. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

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

STOCK-BASED COMPENSATION

The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and elected the disclosure-only alternative under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Common stock of the Company has been delisted since November 17, 2000 and does not trade on any exchange and is not quoted on any quotation system. Fair value of the Company's common stock is determined by the Company's Board of Directors based upon the most recent significant capital stock transaction adjusted by current major events affecting the Company's financial condition. Certain equity-based compensation cost is included in net income
(loss), as certain options granted during periods presented had an exercise price below the market value of the stock on the date of grant. In accordance with SFAS No. 148, ACCOUNTING FOR STOCK BASED COMPENSATION - TRANSITION AND DISCLOSURE, the Company will continue to disclose the required pro-forma information in the notes to the consolidated financial statements and will disclose the required information in quarterly unaudited consolidated financial statements.

SALES RECOGNITION POLICY

Sales are recorded upon shipment of products to customers.

                              RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended June 30, 2003, 2002 and 2001.

                                                               2003              2002               2001
                                                         ----------------- ------------------ ------------------
NET SALES                                                     100.0%            100.0%             100.0%
COST OF SALES                                                 63.2%              65.8%              69.2%
GROSS PROFIT                                                  36.8%              34.2%              30.8%
SELLING EXPENSES                                              16.1%              16.6%              16.9%
GENERAL AND ADMINISTRATIVE EXPENSES                           15.1%              16.1%              17.2%
DEPRECIATION AND AMORTIZATION EXPENSES                         1.8%              4.6%               3.4%
RESTRUCTURING EXPENSES                                         0.7%              7.4%
INTEREST EXPENSE                                               1.8%              1.3%               1.9%
NET LOSS                                                      (7.8%)            (11.5%)            (9.1%)

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2002

NET SALES: Net sales of $46,360,019 for fiscal 2003 were $7,335,698 or 13.7% lower than the $53,695,717 reported for fiscal 2002. The decrease in net sales in fiscal year 2003 was primarily due to the closure of the Company's western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Remaining decreases are due to a shift in the company's distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $2,542,000 of the decrease and the divesture of PEC resulted in approximately $1,327,000 of the decrease.

COST OF SALES: Cost of sales decreased to $29,297,572 for fiscal 2003 from $35,329,128 for fiscal 2002. The cost of sales for fiscal 2003 was 63.2% of net sales compared to 65.8% of net sales for fiscal 2002. The decrease in cost of sales of $6,031,556, or 17.1% was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The remaining decreases are due to a shift in the Company's distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $1,810,000 of the decrease and the divesture of PEC resulted in approximately $683,000 of the decrease. The decrease in cost of sales as a percentage of net sales in 2003 compared to 2002 is due to the difference in the product mix sold and the non-recurring prior year inventory reserve adjustments.

GROSS PROFIT: Gross profit decreased to $17,062,447, or 36.8% of net sales for fiscal 2003, from $18,366,589, or 34.2% of net sales, for fiscal 2002. The $1,304,142 decrease in gross profit was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The western sales territory closure resulted in approximately $732,000 of the decrease and the divesture of PEC resulted in approximately $644,000 of the decrease. The increase in gross profit margins is due to a favorable in product mix and the non-recurring prior year inventory reserve adjustment from 2002 which caused a higher cost of goods sold.

SELLING EXPENSES: Selling expenses decreased to $7,450,394 for fiscal 2003, from $8,890,380 for fiscal 2002, a decrease of $1,439,986, or 16.2%. The decrease in selling expense in fiscal 2003 is primarily due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Decreased salaries, commissions, benefits and travel expenses related to the western sales territory account for approximately $502,000 of the decrease and the PEC divesture resulted in approximately $500,000 of the decrease.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses decreased to $7,015,217 for fiscal 2003, from $8,625,555 for fiscal 2002, a decrease of $1,610,338, or 18.7%. The decrease is primarily a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. The restructuring plan decreased general and administrative expenses by narrowing the focus of the Company's operations and reducing corporate overhead through workforce reductions. Non-recurring reserve adjustments for inventory and accounts receivable recorded in December 2001 of approximately $474,000 also contributed to the decrease. The PEC divesture resulted in approximately $268,000 of the decrease.

DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization expenses decreased to $843,500 for fiscal 2003, from $2,455,081 for fiscal 2002, a decrease of $1,611,581, or 65.6%. The decrease in depreciation and amortization expense in fiscal 2003 is primarily due to the implementation of SFAS No. 142 GOODWILL AND OTHER INTANGIBLE ASSETS effective July 2002. As a result of this adoption goodwill was no longer amortized in fiscal 2003.

RESTRUCTURING EXPENSES: Restructuring expense decreased to $345,507 for fiscal 2003, from $3,954,498 for fiscal 2002. Fiscal 2003 restructuring expenses include a reserve recorded for the former President's severance agreement for $195,507 and other restructuring expenses of $150,000. Fiscal 2002 restructuring expenses relate to the restructuring plan which began in early November 2001, involving narrowing the focus of our operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of our balance sheet through a recapitalization and refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and a reduction of debt levels through projected improved earnings and potential asset sales. From November 2001 through August 2002 significant aspects of our new business model, including a reduction in workforce and executive staff, exit of the western sales region, recapitalization of equity and a refinancing of our existing debt were completed. As a result of this, restructuring expense of $2,915,675 was recorded for fiscal 2002. In addition, during 2002, a decision was made to dispose of the PEC division, and the write-off of PEC goodwill and other impaired assets totaled $1,038,823.

INTEREST EXPENSE: Interest expense increased to $839,243 during fiscal 2003, compared to $679,244 during fiscal 2002, an increase of $159,999, or 23.6%. Our interest cost increased as a result of increased interest rates and fees incurred related to the restructuring of the PrimeSource Healthcare and PrimeSource Surgical debt.

INCOME TAX BENEFIT: Income tax benefit decreased to $19,700 during fiscal 2003, compared to $61,700 during fiscal 2002. The decrease is the result of decreased taxable net income (loss) at state levels.

NET LOSS: Our net loss decreased to $3,628,799 during fiscal 2003, compared to $6,190,563 during fiscal 2002, a decrease of $2,561,764, or 41.4%. The decrease in net loss resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense. These expense decreases were offset by goodwill impairment expense of $4,454,656 recorded in fiscal 2003, resulting from the Company's implementation of SFAS No. 142 in July 2002.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2001

NET SALES: Net sales of $53,695,717 for fiscal 2002 were $5,293,248 or 10.9% higher than the $48,402,469 reported for fiscal 2001. The increase in net sales in fiscal year 2002 was primarily a result of recognizing a full year of sales contribution from the merger with Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. In addition, we shifted our focus to implementing key measures to grow and strengthen the existing core business which contributed to our increase in net sales in fiscal 2002.

COST OF SALES: Cost of sales increased to $35,329,128 for fiscal 2002 from $35,475,261 for fiscal 2001. The cost of sales for fiscal 2002 was 65.8% of net sales compared to 69.2% of net sales for fiscal 2001. The increase in cost of sales is primarily due to higher sales levels with the addition of full year Luxtec, NEMS and PEC results. The decrease in cost of sales as a percentage of net sales is primarily due to the full year addition of Luxtec's higher margin sales in our consolidated financial results in 2002 compared to only three months in 2001.

GROSS PROFIT: Gross profit increased to $18,366,589, or 34.2% of net sales for fiscal 2002, from $14,927,208, or 30.8% of net sales, for fiscal 2001. The increase in gross profit is primarily due to higher, full year sales levels with the addition of the Luxtec, NEMS and PEC. The increase in gross profit margins is primarily due to the addition of a full year of Luxtec's financials results in our consolidated financial results in 2002 compared to only three months in 2001.

SELLING EXPENSES: Selling expenses increased to $8,890,380 for fiscal 2002, from $8,188,831 for fiscal 2001, an increase of $701,549, or 8.6%. The increase in expenses in fiscal 2002 is primarily due to increased sales as a result of recognizing a full year of sales contribution from the merger with Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses increased to $8,625,555 for fiscal 2002, from $8,341,048 for fiscal 2001, an increase of $284,507, or 3.4%. The increase in expenses in fiscal 2002 is primarily due to increases in the allowance for doubtful accounts and inclusion of partial year results in 2001 due to the acquisition of Luxtec in March 2001 and the acquisition of NEMS and PEC in December 2000. The results of operations for Luxtec, NEMS and PEC were not included in our consolidated general and administrative expense for the entire fiscal year ended June 30, 2001.

DEPRECIATION AND AMORTIZATION EXPENSES: Depreciation and amortization expenses increased to $2,455,081 for fiscal 2002, from $1,637,648 for fiscal 2001, an increase of $817,433, or 49.9%. The increase in depreciation and amortization expenses in fiscal 2002 is primarily due to a full year of amortizing Luxtec's goodwill in fiscal 2002 compared to three months in fiscal 2001.

RESTRUCTURING EXPENSE: Fiscal 2002 restructuring expenses relate to the restructuring plan which began in early November 2001, involving narrowing the focus of our operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of our balance sheet through a recapitalization and refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and the reduction of debt levels through projected improved earnings and potential asset sales. From November 2001 through August 2002 significant aspects of our new business model, including a reduction in workforce and executive staff, exit of the western sales region, recapitalization of equity and a refinancing of our existing debt were completed. As a result of this, restructuring expense of $2,915,675 was recorded for fiscal 2002. In addition, during 2002, a decision was made to dispose of the PEC division, and the write-off of PEC goodwill and other impaired assets totaled $1,038,823.

INTEREST EXPENSE: Interest expense decreased to $679,244 during fiscal 2002, compared to $917,785 during fiscal 2001, a decrease of $238,541, or 26.0%. Our interest cost decreased primarily as the result of a reduction in interest rates during fiscal 2002.

NET LOSS: Our net loss increased to $6,190,563 during fiscal 2002, compared to $4,382,164 during fiscal 2001, an increase of $1,808,399, or 41.3%. Our net loss increased in fiscal 2002 primarily as a result of the costs incurred related to our restructuring process.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had a working capital deficit of $793,154 compared to a deficit of $5,202,638 at June 30, 2002. The decrease in our working capital deficit is primarily the result of decreased accounts receivable balances, offset by decreased total current liabilities.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, we amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of June 30, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,271,585 at June 30, 2003). As of June 30, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.00% at June 30, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At June 30, 2003, there was no availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

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

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2003.

On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of June 30, 2003 the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,281,805 at June 30, 2003). As of June 30, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 4.50% (8.50% at June 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At June 30, 2003, there was $627,369 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June  14,  1999,  as  part  of the  PrimeSource  Surgical  Credit  Agreement,
PrimeSource   Surgical   executed  an  Amended  and  Restated   Term  Note  (the
"PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. On June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the last Preferred Series G round. The PrimeSource Surgical Term Loan was collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003.

The PrimeSource Surgical Term Loan was also subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay additional $75,000 fees under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were reduced by 40% because on June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the most recent Preferred Series G round. In connection with the PrimeSource Surgical Term Loan payoff on June 30, 2003, the amount outstanding under this term loan facility fee is $180,000, which is included in accrued expense and is due on or before December 31, 2003.

The PrimeSource Surgical Term Loan was also subject to an additional repayment obligation. Commencing with the three-month period ending December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period was applied to the principal amount of the PrimeSource Surgical Term Loan. At December 31, 2002, the additional repayment obligation totaled $10,451, which was subsequently paid. At March 31, 2003, there was no additional repayment obligation.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of June 30, 2003.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment on September 19, 2005. At June 30, 2003 and June 30, 2002, Luxtec had outstanding borrowing of $77,650 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical non-interest bearing demand note payable with an original amount of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At June 30, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowing of $357,173 (net of unamortized discount of $12,827) and $559,977, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each were or are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At June 30, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $187,500 and $250,000, respectively, on this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

On August 6, 2002, we raised $2,254,466, before costs, in additional capital through the issuance and sale of the Series G Stock and the warrants to purchase common stock. In addition, on September 15, 2002, November 15, 2002, January 15, 2003 and June 30, 2003, we raised an additional $1,615,536, before costs and in aggregate, in capital through the issuance and sale of additional shares of Series G Stock. The proceeds from the offerings were used to pay certain trade payables and to reduce outstanding borrowings under our credit facilities.

As of June 30, 2003, we had $489,911 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Surgical

Line of Credit. As of June 30, 2003, we had approximately $627,000 available under the PrimeSource Surgical Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company had no guarantees requiring disclosure.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES which will be effective for the Company as of June 30, 2004. The Company has no variable interest entities. Under FIN 46, companies are required to consolidate variable interest entities for which they are deemed to be the primary beneficiary, and disclose information about those in which they have a significant variable interest.

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. The company anticipates adoption to have an effect on the classification of its liabilities, and does not anticipate a material effect on its results of operations.

                                  RISK FACTORS

IF WE ARE UNABLE TO ACHIEVE OUR BUSINESS OBJECTIVES AND COMPLY WITH THE COVENANTS IN OUR CREDIT FACILITIES WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS. We had income from continuing operations of $777,990 for our fiscal year ended June 30, 2003. If we are unable to generate sufficient positive cash flow and/or raise additional equity or debt capital, we may have insufficient funds to continue our operations. In addition, if we are unable to comply with the covenants of our credit facilities, our creditors may accelerate repayment of the borrowings under our facilities.

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

PROVISIONS IN OUR ARTICLES OF ORGANIZATION AND BY-LAWS COULD MAKE IT HARDER FOR A THIRD PARTY TO ACQUIRE CONTROL OF US AND COULD DETER AN ACQUISITION. Provisions of our Articles of Organization, as amended, and the Amended and Restated By-Laws of the Massachusetts Business Corporation Law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. Our Board of Directors has the authority to issue shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders, subject to certain limitations. The rights of the holders of our common stock may be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that we may issue in the future. The issuance of preferred stock by us may have the effect of delaying, deferring or preventing a change of our control without further action by our stockholders and may adversely affect the voting and other rights of the holders of our common stock. In addition, our Articles of Organization do not permit cumulative voting. Further, the majority of the members of our Board of Directors serve a staggered three-year term, which may also make it more difficult for a third-party to gain control of our Board of Directors.

PRIMESOURCE SURGICAL HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT ITS FUTURE PERFORMANCE. PrimeSource Surgical, which is our material subsidiary, commenced operations in 1996, and grew rapidly through the acquisition of a number of specialty medical products sales and marketing organizations. Accordingly, PrimeSource Surgical has only a limited operating history from which to evaluate and forecast its business. As a result of PrimeSource Surgical's limited operating history, we may be unable to accurately forecast financial results going forward. Moreover, failure to meet our revenue, targets and financial projections may have an immediate and negative impact on our total results of operations.

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

SALES TO LARGER  CUSTOMERS  MAY  INCREASE  THE  LENGTH  OF OUR  SALES  CYCLE AND
DECREASE OUR PROFIT MARGINS. Increasing sales to larger buyers may be an important element of a future business strategy. As we sell to larger organizations, it is expected that the time from initial contact to final approval will increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval of contracts is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approval of contracts may be subject to delays for reasons over which we will have little or no control, including:

     o    potential customers' internal approval processes;

     o    customers' concerns about implementing a new method of doing business;
          and
     o    seasonal and other timing effects.

Increased sales to larger accounts may result in lower profit margins as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. If we do not generate sufficient transaction volume to offset any lower margins, our operating results may be materially and adversely affected.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk exposure relates to outstanding debt. The balance of our outstanding bank debt at June 30, 2003 was $6,113,521, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries


                        Consolidated Financial Statements
                          as of June 30, 2003 and 2002,
                             and for the Years Ended
                        June 30, 2003, 2002 and 2001 and
                          Independent Auditors' Report


                                                                                                                   Page
Independent Auditors' Report                                                                                        F-1

Consolidated Balance Sheets as of June 30, 2003 and 2002                                                      F-2 - F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2003, 2002 and 2001                                                                                  F-4 - F-5

Consolidated Statements of Stockholders' Equity (Capital
Deficiency) for the Years Ended June 30, 2003, 2002 and 2001                                                        F-6

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2003, 2002 and 2001                                                                                  F-7 - F-8

Notes to Consolidated Financial Statements                                                                   F-9 - F-34

INDEPENDENT AUDITORS' REPORT


Board of Directors
PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (capital deficiency), and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PrimeSource Healthcare, Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets with indefinite lives as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was effective July 1, 2002.


Deloitte & Touche LLP
Phoenix, Arizona

October 14, 2003

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                  2003                2002

CURRENT ASSETS:
  Cash and cash equivalents                                                        $    489,911        $   285,735
  Accounts receivable - net of allowance for doubtful accounts
    of approximately $214,000 (2003) and $400,000 (2002)                              6,111,062          6,348,534
  Inventories - net                                                                   7,517,965          7,496,108
  Income taxes receivable                                                                67,800            110,000
  Prepaid expenses and other current assets                                             172,397            207,765
                                                                                   ------------        -----------

           Total current assets                                                      14,359,135         14,448,142

PROPERTY AND EQUIPMENT - Net                                                            996,358          1,139,935

INTANGIBLE ASSETS - Net of accumulated amortization
  of approximately $236,000 (2003) and $267,000 (2002)                                  118,290            143,272

GOODWILL - Net
                                                                                     15,956,883         21,499,956

OTHER ASSETS - Net of accumulated amortization of
  approximately $782,000 (2003) and $345,000 (2002)                                     233,874            355,463
                                                                                   ------------        -----------

TOTAL                                                                              $ 31,664,540        $37,586,768
                                                                                   ============        ===========

                                                                                                     (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)                              2003          2002

CURRENT LIABILITIES:
  Accounts payable                                                                $  5,636,333  $  5,587,886
  Accrued expenses                                                                   2,240,770     3,307,581
  Accrued restructuring costs                                                          690,968     1,111,133
  Customer deposits                                                                     72,895       220,901
  Lines of credit                                                                    5,926,021     7,530,875
  Current portion of long-term debt                                                    559,877     1,855,481
  Current portion of capital lease obligations                                          25,425        36,923
                                                                                  ------------  ------------
           Total current liabilities                                                15,152,289    19,650,780
                                                                                  ------------  ------------

CAPITAL LEASE OBLIGATIONS - Net of current portion                                      21,433        47,789
                                                                                  ------------  ------------

LONG-TERM DEBT - Net of current portion                                                105,696     1,244,307
                                                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9, 10 and 12)

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  $1.00 par value - authorized, 344,864 shares; issued and outstanding,
  344,864 shares; aggregate liquidation preference of $18,983,193                                 16,313,946
                                                                                                ------------

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  no par value - authorized, 1,000,000 shares; issued and outstanding,
  325,000 shares; aggregate liquidation preference of $10,009,288                                  2,029,864
                                                                                                ------------

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK
  no par value - authorized, 5,221,248 shares; issued and outstanding,
  5,221,248 shares; aggregate liquidation preference of $5,402,061                                 3,649,145
                                                                                                ------------

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK no par value - authorized,
  230,000 shares; issued and outstanding,
  222,500 shares; aggregate liquidation preference of $14,687,737                    5,699,121
                                                                                  ------------

STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY):
  Common stock, $0.01 par value - authorized, 75,000,000 shares;
     issued and outstanding, 22,375,094 (2003) and 7,978,309 (2002) shares             223,750        79,783
  Additional paid-in capital                                                        21,347,451    12,490,202
  Accumulated deficit                                                             (10,885,200)  (17,919,048)
                                                                                  ------------  ------------

           Total stockholders' equity (capital deficiency)                          10,686,001   (5,349,063)
                                                                                  ------------  ------------

TOTAL                                                                             $ 31,664,540  $ 37,586,768
                                                                                  ============  ============

See notes to consolidated financial statements.                                                  (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------------------------------------------------


                                                                             2003         2002           2001

NET SALES                                                               $ 46,360,019  $ 53,695,717    $ 48,402,469

COST OF SALES                                                             29,297,572    35,329,128      33,475,261
                                                                        ------------  ------------    ------------

GROSS PROFIT                                                              17,062,447    18,366,589      14,927,208
                                                                        ------------  ------------    ------------

OPERATING EXPENSES:
  Selling expenses                                                         7,450,394     8,890,380       8,188,831
  General and administrative expenses                                      7,015,217     8,625,555       8,341,048
  Depreciation and amortization expenses                                     843,500     2,455,081       1,637,648
  Restructuring expenses                                                     345,507     3,954,498
                                                                        ------------  ------------    ------------

           Total operating expenses                                       15,654,618    23,925,514      18,167,527
                                                                        ------------  ------------    ------------

OPERATING INCOME (LOSS)                                                    1,407,829   (5,558,925)     (3,240,319)

INTEREST EXPENSE                                                           (839,243)     (679,244)       (917,785)

OTHER INCOME (EXPENSE)                                                       189,704     (115,357)        (16,306)
                                                                        ------------  ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                     758,290   (6,353,526)
  BEFORE INCOME TAX BENEFIT (PROVISION)                                                                (4,174,410)

INCOME TAX BENEFIT (PROVISION)                                                19,700        61,700       (207,200)
                                                                        ------------  ------------    ------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS AND
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                       777,990   (6,291,826)     (4,381,610)
                                                                        ------------  ------------    ------------
DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM DISCONTINUED OPERATION - NET OF INCOME TAX              121,697       101,263           (554)

  LOSS ON DISPOSAL OF DISCONTINUED OPERATION - NET OF INCOME TAX             (73,830)
                                                                        ------------  ------------    ------------
  TOTAL                                                                       47,867       101,263           (554)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -
  GOODWILL IMPAIRMENT                                                    (4,454,656)
                                                                        ------------  ------------    ------------

NET LOSS                                                                 (3,628,799)   (6,190,563)     (4,382,164)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK                               (1,147,094)   (2,652,571)     (1,419,114)

EFFECT OF EQUITY RECAPITALIZATION                                         11,809,741
                                                                        ------------  ------------    ------------

NET INCOME (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                                          $  7,033,848  $(8,843,134)    $(5,801,278)
                                                                        ============  ============    ============

                                       F-4

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------------------------------------------------


                                                                                     2003        2002         2001

INCOME (LOSS) PER SHARE BEFORE DISCONTINUED
 OPERATIONS AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE - GOODWILL
  IMPAIRMENT:
    Basic                                                                         $  0.54       $(1.13)         $(1.37)
                                                                                  =======       =======         =======
    Diluted                                                                       $  0.24       $(1.13)         $(1.37)
                                                                                  =======       =======         =======

LOSS PER SHARE FROM DISCONTINUED OPERATIONS - NET OF INCOME TAX
  DISPOSAL OF OPERATION:
    Basic                                                                                         $0.02
                                                                                                =======
    Diluted                                                                                       $0.02
                                                                                                =======

LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE -
 GOODWILL IMPAIRMENT:
    Basic                                                                         $(0.21)
                                                                                  =======
    Diluted                                                                       $(0.09)
                                                                                  =======

INCOME (LOSS) PER SHARE:
    Basic                                                                         $ 0.33       $(1.11)         $(1.37)
                                                                                  =======       =======         =======
    Diluted                                                                       $ 0.15       $(1.11)         $(1.37)
                                                                                  =======       =======         =======

See notes to consolidated financial statements.                                                        (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIENCY)
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
------------------------------------------------------------------------------------------------------------------------------------

                                              Series B Convertible                 Additional                          Total
                                     Preferred Stock         Common Stock           Paid-in       Accumulated       Stockholders'
                                  ------------------------------------------
                                   Shares   Amount         Shares    Amount          Capital      Deficit       Equity (Deficiency)
BALANCE, JULY 1, 2000              46,889  $1,195,543     2,874,166  $28,742       $1,523,186    $(3,274,636)    $    (527,165)
 Issuance of common stock
   in and effect of reverse merger                        3,335,000   33,350        4,649,905                        4,683,255
 Issuance of common stock                                   578,324    5,783        1,077,785                        1,083,568
 Conversion of preferred stock
   to common                      (46,889)(1,195,543)     1,172,214   11,722        1,183,821
 Preferred stock dividends and
   accretion                                                                                        (1,419,114)     (1,419,114)
 Net loss                               -          -              -       -                 -       (4,382,164)     (4,382,164)
                                 --------- ------------  ---------- ---------     -----------     -------------     -----------
BALANCE, JUNE 30, 2001                  -          -      7,959,704   79,597        8,434,697       (9,075,914)       (561,620)
 Issuance of common stock                                    18,605      186           24,814                           25,000
 Warrants and beneficial conversion
    features of preferred stock                                                     3,912,000                        3,912,000
 Preferred stock dividends and accretion                                                            (2,652,571)     (2,652,571)
 Restricted common stock vesting                                                      118,709                          118,709
 Refund fractional shares                                                                 (18)                             (18)
 Net loss                               -          -             -        -                -        (6,190,563)     (6,190,563)
                                 --------- ------------  ---------- ---------     -----------     -------------     -----------
BALANCE, JUNE 30, 2002                  -          -      7,978,309   79,783       12,490,202      (17,919,048)     (5,349,063)
 Equity recapitalization                                 14,735,066  147,351        6,785,864       11,809,741      18,742,956
 Warrants issued with issuance of Series G
    preferred stock                                                                 2,062,000                        2,062,000
 Preferred stock dividends and accretion                                                            (1,147,094)     (1,147,094)
 Cancellation of shares in legal settlement                (132,963)  (1,330)         (41,218)                         (42,548)
 Cancellation of shares in sale of PEC assets              (201,067)  (2,011)         (62,330)                         (64,341)
 Cancellation of shares in sale of Ruby Merger               (4,251)     (43)          (1,317)                          (1,360)
 Issuance of compensatory stock options                                               110,000                          110,000
 Restricted common stock vesting                                                        4,250                            4,250
 Net loss                               -          -             -        -                -        (3,628,799)     (3,628,799)
                                 --------- ------------  ---------- ---------     -----------     -------------     -----------
BALANCE, JUNE 30, 2003                  -  $       -     22,375,094 $223,750      $21,347,451     $(10,885,200)     $10,686,001
                                 ========= ============  ========== =========     ===========     =============     ===========

See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-----------------------------------------------------------------------------------------------------------

                                                                       2003          2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(3,628,799)   $(6,190,563)  $(4,382,164)
  Adjustments to reconcile net loss to net cash provided by
    (used in ) operating activities:
    Depreciation and amortization expenses                            849,657      2,462,411     1,659,771
    Amortization of debt discount                                                     28,600        67,311
    Loss on sale of division                                           73,830      1,038,823
    Change in fair value of warrant put obligation                                  (95,000)     (172,000)
    Loss on disposal of property and equipment                         22,147        124,132         8,179
    Goodwill impairment                                             4,454,656
    Write-off of intangible assets                                                    12,406        25,132
    Issuance of common stock for services                               4,250         25,000       100,000
    Gain on legal settlement                                         (42,548)
    Stock compensation expense                                        110,000        118,709
    Changes in operating assets and liabilities - net of
      effect of business acquisitions and dispositions:
      Accounts receivable                                           (313,913)      2,208,904       873,575
      Inventories                                                   (397,713)      1,978,659     (822,554)
      Income taxes receivable and payable                              42,200      (119,500)       859,666
      Prepaid expenses and other current assets                      (31,021)          4,644       131,166
      Other assets                                                   (80,723)      (181,504)     (381,710)
      Accounts payable                                                578,565    (5,235,025)       779,767
      Accrued expenses                                              (604,266)        568,636       316,944
      Accrued restructuring costs                                   (420,165)      1,111,133
      Customer deposits                                             (148,006)      (347,215)       379,456
                                                                    ---------    -----------   -----------

           Net cash provided by (used in) operating activities        468,151    (2,486,750)     (557,461)
                                                                    ---------    -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (255,320)       (86,828)     (475,280)
  Purchase of intangible assets                                                     (64,166)
  Acquisition of other assets                                                       (31,904)
  Proceeds from sale of property and equipment                            157          6,462         7,200
  Cash paid for business
    acquisitions - net                                                                           (391,000)
  Payment of business acquisition costs                                                          (785,159)
  Proceeds from business disposition                                1,000,000
                                                                    ---------    -----------   -----------
           Net cash provided by (used in) investing activities        744,837      (176,436)   (1,644,239)
                                                                    ---------    -----------   -----------

                                                                                               (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------------------------------------------------

                                                                           2003          2002            2001
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                      16,785,191     19,506,353       28,043,512
  Repayments under lines of credit                                    (18,390,045)   (20,027,304)     (28,674,599)
  Borrowings under long-term debt                                                         600,000           11,854
  Repayment of long-term debt                                          (2,731,323)      (872,711)      (2,361,116)
  Repayment on capital leases                                             (36,666)       (47,192)         (31,340)
  Proceeds from issuance of common stock                                                                     3,261
  Proceeds from issuance of preferred stock - net of costs               3,364,031      3,167,170        5,706,061
  Stock repurchases                                                                          (18)
                                                                      ------------   ------------     ------------
           Net cash (used in) provided by financing activities         (1,008,812)      2,326,298        2,697,633
                                                                      ------------   ------------     ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                     204,176      (336,888)          495,933
CASH AND CASH EQUIVALENTS, BEGINNING
  OF YEAR                                                                  285,735        622,623          126,690
                                                                      ------------   ------------     ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $   489,911    $   285,735      $   622,623
                                                                      ============   ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
    Interest                                                           $   698,685    $   741,905      $   945,393
                                                                      ============   ============     ============

    Income taxes                                                       $    30,000       $256,100      $   109,638
                                                                      ============   ============     ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS -

  Issuance of note payable for debt refinancing cost                   $   250,000
                                                                      ============

  Discount on issuance of note payable for legal services              $  (12,827)
                                                                      ============

  Fair value of common stock cancelled in sale of asset                $    64,341
                                                                      ============

  Fair value of common stock cancelled in legal settlement             $    42,548
                                                                      ============

  Equipment acquired under capital lease                                              $    54,745      $    39,906
                                                                                     ============     ============

  Common stock issued for services                                     $     4,250    $    25,000      $   100,000
                                                                      ============   ============     ============

During the year ended June 30, 2001, the Company acquired entities in transactions summarized as follows:
    Fair value of assets acquired, including transaction costs                                         $17,076,173
    Issuance of common stock                                                                           (4,254,000)
    Issuance of series D preferred stock                                                               (1,456,180)
    Cash paid in business acquisition - net of refund                                                    (391,000)
                                                                                                      ------------

           Liabilities assumed                                                                         $10,974,993
                                                                                                      ============

See notes to consolidated financial statements.                                                        (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002, AND 2001
--------------------------------------------------------------------------------

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

On December 29, 2000, PrimeSource Surgical acquired all the outstanding common stock of Ruby Merger Sub ("Ruby"), which included New England Medical Specialties, Inc. ("NEMS") and Professional Equipment Co., Inc. ("PEC"), two specialty distribution organizations in the northeastern United States. The transaction was accounted for using the purchase method of accounting.

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

The following unaudited pro forma combined condensed financial information for the fiscal year ended June 30, 2001 includes the results of operations for the Company, presented as if PrimeSource Surgical had been combined with Luxtec, NEMS, and PEC for all of 2001, along with adjustments that give effect to events that are directly attributable to the transaction and expected to have a continuing impact.

     Net sales                                                $58,991,021
                                                             ============

     Net loss                                                $(7,834,540)
                                                             ============

     Loss per share, basic and diluted                            $(1.22)
                                                             ============

Effective June 30, 2002, Ruby, the Company's indirect wholly-owned subsidiary, sold all of the assets of the former PEC line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in 2002, resulting in a loss of $1,038,823, which is recorded in restructuring expense in the statement of operations.

On June 30, 2003, PrimeSource Surgical, Inc., a subsidiary of the Company, sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity ("NMSI"). The Company recognized a loss of $73,830 on the sale. The cash proceeds were used to payoff the PrimeSource Term Note with Citizens Bank of Massachusetts ("Citizens").

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The Company has incurred net losses of $3,628,799 in 2003, $6,190,563 in 2002, and $4,382,164 in 2001. The
Company's business plan continues to focus on improving operations through internal growth of its specialty medical products lines and through additional manufacturing acquisitions of strategic businesses. The Company is focusing its marketing efforts on forming partnerships with other medical products companies to widen the customer base for its products.

The Company's primary debt financing is provided under loans from two different banks. As of June 30, 2003, the Company had $4,654,436 of outstanding borrowings under the PrimeSource Surgical credit agreement (the "PrimeSource Surgical Credit Agreement"), and $1,271,585 outstanding under the Luxtec credit agreement

(the "Luxtec Credit Agreement"), as further discussed in Note 7. The two credit agreements discussed above include certain financial covenants, with which the Company was in compliance at June 30, 2003. The PrimeSource Surgical Credit Agreement matures on March 31, 2004 and the Luxtec Credit Agreement matures on December 31, 2003. The Company is evaluating refinancing its credit agreements or raising additional funding through equity placements to consolidate its credit agreements into a single agreement. Based upon discussions to date, Company management believes it will obtain adequate bank facilities and funding to continue to fund operations.

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PrimeSource Surgical; Ruby (dba NEMS and PEC); and Bimeco, Inc. All intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company's customers. Collateral is generally not required. In addition, the Company routinely maintains cash in excess of $100,000 in certain banks to pay general accounts payable, payroll, etc. The Company, by policy, places the investments with financial institutions evaluated as highly creditworthy. At June 30, 2003, the Company had uninsured cash balances totaling $269,979.

INVENTORIES consist of raw materials, work-in-process, and finished goods, stated at the lower of cost or market. Cost is recorded using the first-in first-out method for Luxtec and average costing for the remaining companies.

PROPERTY AND EQUIPMENT are recorded at cost. Depreciation has been provided using the straight-line method over estimated useful lives, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets should be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred.

GOODWILL AND OTHER INTANGIBLE ASSETS - Effective January 1, 2002, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. See Note 6. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142.

OTHER ASSETS consist principally of deposits and deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

REVENUE RECOGNITION - The Company recognizes revenue at the time of shipment and passage of title. The Company also receives revenues under certain agency arrangements and recognizes revenue, on a net basis, when the agency sale is complete. Provision is made currently for estimated sales returns and allowances, which have historically been insignificant. The Company expenses warranty costs as incurred as amounts have historically been insignificant and Luxtec offers minimal warranty of products. There were no warranty costs for the years ended June 30, 2003 and 2002 and for the year ended June 30, 2001, total costs were approximately $11,000 and are included in cost of goods sold in the accompanying consolidated statements of operations.

SHIPPING AND HANDLING COSTS are included in costs of sales.

RESEARCH AND DEVELOPMENT COSTS are incurred by the Company's Luxtec division and are charged to operations as incurred. Total research and development costs for the years ended June 30, 2003 and 2002 were approximately $253,000 and $87,000 respectively.

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

STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Common stock of the Company has been delisted since November 17, 2000 and does not trade on any exchange and is not quoted on any quotation system. Fair value of the Company's common stock is determined by the Company's Board of Directors based upon the most recent significant capital stock transaction adjusted by current major events affecting the Company's financial condition.

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, `consistent with SFAS No. 123, the Company's net income (loss) for fiscal year 2003, 2002 and 2001 would have been the pro forma amounts indicated below:

                                               2003                2002                2001

Net income (loss) available to common       $7,033,848        $(8,843,134)        $(5,801,278)
stockholders, as reported

Stock-based employee compensation            (521,258)           (401,185)           (611,336)
expense determined under fair-value         ----------        ------------        ------------
method

Pro forma net income (loss)                 $6,512,590        $(9,244,319)        $(6,412,614)
                                            ==========        ============        ============

Earnings Per Share:
  Basic- as reported                        $     0.33        $     (1.11)        $     (1.37)
  Basic- pro forma                          $     0.31        $     (1.16)        $     (1.51)

  Diluted- as reported                      $     0.15        $     (1.11)        $     (1.37)
  Diluted- pro forma                        $     0.14        $     (1.16)        $     (1.51)

Black-Scholes Assumptions
  Risk-free interest rate                        3.10%               5.21%               5.28%
  Expected volatility                              50%                 50%                 50%
  Expected lives- in years                          6                   7                   7
  Expected dividend yield                           0%                  0%                  0%

FINANCIAL INSTRUMENTS - Pursuant to SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to disclose the fair value of all financial instruments at June 30, 2003 and 2002. The Company generally considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments. At June 30, 2003 and 2002, the estimated fair value of the company's long-term debt was approximately $666,000 and $3,100,000, respectively. The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on current interest rates for instruments with similar maturities.

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

LOSS PER COMMON SHARE - SFAS No. 128, EARNINGS PER SHARE, requires the dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings (loss) per share calculations. The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options and warrants to purchase common stock totaling 1,640,185, 5,713,342 and 4,409,289 were outstanding at June 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Put warrants totaling 282,022 for the years ended June 30, 2002 and 2001 were not included in the computation of diluted earnings per share because the effect would also be antidilutive.

                                                             2003            2002          2001

Weighted-average shares outstanding - basic                21,059,853     7,975,208     4,249,494

Incremental shares due to assumed exercise of              14,479,944
  outstanding options and warrants

Incremental shares due to assumed conversion of            17,484,715
   Series G preferred stock                                ----------     ----------    ----------

Weighted average shares outstanding - diluted              53,024,512     7,975,208     4,249,494
                                                           ==========     ==========    ==========

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In accordance with SFAS No. 142, the Company completed the test for impairment as of July 1, 2002, and concluded that consolidated goodwill was impaired. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations. No income tax effect was recognized as the Company is in a loss position and any expense recorded would be offset by a reduction in the corresponding valuation allowance.

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

In October 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The standard was effective for the Company's fiscal year beginning July 1, 2002. The Company reported discontinued operations relating to the sale of Ruby stock and related disposal of NEMS in the year ended June 30, 2003.

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

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION -- TRANSITION AND DISCLOSURE -- AN AMENDMENT OF FASB STATEMENT NO.
123. SFAS No. 148 amends SFAS No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal quarters beginning after December 15, 2002. The Company has elected not to voluntarily change to the fair value based method of accounting for stock-based compensation at this time. The Company has included the additional disclosure requirements in Notes 2 and 9.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 addresses the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 were effective for the Company in its quarter ended December 31, 2002. The liability recognition requirements will be applicable prospectively to all guarantees issued or modified after December 31, 2002. The Company had no guarantees requiring disclosure.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), CONSOLIDATION OF VARIABLE INTEREST ENTITIES which will be effective for the Company as of June 30, 2004. Under FIN 46, companies are required to consolidate variable interest entities for which they are deemed to be the primary beneficiary, and disclose information about those in which they have a significant variable interest. The Company has no variable interest entities.

In May 2003, the FASB issued Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 is effective immediately for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) entered into or modified after May 31, 2003. It is effective for financial instruments (except for mandatorily redeemable financial instruments issued by nonpublic companies) issued on or before May 31, 2003 at the beginning of the first interim period beginning after June 15, 2003. Finally, it is effective for mandatorily redeemable financial instruments issued by nonpublic companies for fiscal years beginning after December 15, 2003. The effect of adopting Statement 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. The Company anticipates adoption to have an effect on the classification of its liabilities, and does not anticipate a material effect on its results of operations.

RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation. As a result of PrimeSource Surgical Inc.'s disposal of Ruby in 2003, the Company's previously reported consolidated financial statements for 2002 and 2001 have been restated to present the discontinued Ruby operations separate from continuing operations.

3.    ACQUISITIONS AND DISPOSALS

LUXTEC ACQUISITION - As discussed in Note 1, on March 2, 2001, Luxtec completed a merger with PrimeSource Surgical for aggregate consideration of $4,791,180, which was paid in stock and by assumption of liabilities. Liabilities assumed, net of assets acquired, and costs, totaled $3,931,462. Total goodwill arising from this transaction was $8,722,642, which was originally being amortized over 10 years prior to adoption of SFAS 142. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Company's consolidated financial statements from the date of acquisition.

In connection with the Merger, for each share of PrimeSource Surgical common stock, par value $0.001 per share, the PrimeSource Surgical stockholders received 0.744183 of a share of Luxtec common stock, par value $0.01 per share.

For each share of PrimeSource Surgical Series A preferred stock, par value $0.001 per share, Series B-1 preferred stock, par value $0.001 per share, and Series B-2 preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received 0.02976732 of a share of Luxtec Series B Stock, par value $1.00 per share. Each share of Series B Stock was subsequently converted to 25 shares of PrimeSource common stock, as further discussed at Note 8.

For each share of PrimeSource Surgical Series B-3 preferred stock, par value $0.001 per share, Series C convertible preferred stock, par value $0.001 per share, Series C-2 convertible preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received 0.02976732 of a share of Luxtec Series C Stock, par value $1.00 per share.

For each share of PrimeSource Surgical Series C-3 exchangeable preferred stock, par value $0.001 per share, the PrimeSource Surgical stockholders received
0.02976732 of a share of Luxtec Series D Stock, par value $1.00 per share.

NEMS AND PEC ACQUISITIONS - As discussed in Note 1, effective December 29, 2000, the Company acquired NEMS and PEC for aggregate consideration of $1,310,000, of which $391,000 was paid in cash and by issuing 390,804 shares of the Company's common stock with an estimated fair value of $919,000. Total goodwill arising from this transaction was $1,384,792. The acquisition was accounted for using the purchase method of accounting, and the operating results have been included in the Company's consolidated financial statements from the date of acquisition.

PEC DISPOSAL - As discussed in Note 1, effective September 20, 2002, Ruby, the Company's indirect wholly owned subsidiary, sold all of the assets of the former PEC line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in June 2002, resulting in a loss of $1,038,823, which is recorded in restructuring expense in the statement of operations.

DISCONTINUED OPERATION - On June 30, 2003, PrimeSource Surgical, Inc., a subsidiary of the Company, sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to NMSI. The Company recognized a loss on disposal of $73,830. Ruby was reported in the critical care business segment.

Revenues and income (loss) from the discontinued operation, net of income tax effect were as follows:

                                                          2003               2002             2001

     Revenues                                         $ 5,740,135       $ 5,249,566       $ 2,629,141
                                                        =========         =========         =========

     Income (loss) from discontinued operation        $   121,697       $   101,263       $      (554)
     net of income tax effect                           =========         =========         =========

Assets  and  liabilities  of  the   discontinued   operation   included  in  our
consolidated financial statements as of June 30 were as follows:

                                                                 2002


     Assets                                                 $  1,689,073

     Liabilities                                                 722,736
                                                            ------------

     Net assets (liabilities) of discontinued operation     $    966,344
                                                            ============

4.    INVENTORIES

Inventories consist of the following at June 30:

                                                2003               2002

     Raw materials                          $   775,583         $ 1,162,080
     Work-in-process                                885              29,168
     Finished goods                           7,847,729           7,903,032
     Reserve for obsolescence               (1,106,232)         (1,598,172)
                                            -----------         -----------

     Inventories - net                      $ 7,517,965         $ 7,496,108
                                            ===========         ===========

5.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

                                                                   2003             2002

     Office equipment                                        $   466,598       $  708,211
     Furniture and fixtures                                      346,031          305,627
     Machinery and equipment                                     731,916          568,061
     Leasehold improvements                                      477,809          395,604
                                                             -----------        ---------

     Total                                                     2,022,354        1,977,503
     Less accumulated depreciation and amortization           (1,025,996)        (837,568)
                                                             -----------        ---------

     Property and equipment - net                            $   996,358       $1,139,935
                                                             ===========       ==========

Depreciation expense totaled $381,145, $536,707 and $355,313 in fiscal year 2003, 2002 and 2001, respectively. Property and equipment held under capital leases amounted to $46,291 and $81,194, less accumulated amortization of $30,456 and $26,705, at June 30, 2003 and 2002, respectively.

6.  GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001, the FASB issued SFAS No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 142 modified accounting for business combinations after June 30, 2001 and affected the Company's treatment of goodwill and other intangible assets with indefinite lives effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually. Additionally, intangible assets with finite lives must be assessed and classified consistent with the statement's criteria. Intangible assets with finite lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

The following table sets forth, for all periods presented, a reconciliation of net income to conform to the requirements of SFAS No. 142.

                                                             2003                 2002                 2001

     Reported net loss                                   $(3,628,799)         $(6,190,563)         $(4,382,164)
     Add back -
       Goodwill amortization                                                     1,722,256            1,137,000
                                                         ------------         ------------         ------------

     Adjusted net loss                                   $(3,628,799)         $(4,468,307)         $(3,245,164)
                                                         ============         ============         ============

     Basic earnings per share:
       Reported net income (loss)                        $       0.33         $     (1.11)         $     (1.37)
       Goodwill adjustments                                                           0.21                 0.27
                                                         ------------         ------------         ------------

     Adjusted net income (loss)                          $       0.33         $     (0.90)         $     (1.10)
                                                         ============         ============         ============

     Diluted earnings per share:
       Reported net income (loss)                        $       0.15         $     (1.11)         $     (1.37)
       Goodwill adjustments                                                           0.21                 0.27
                                                         ------------         ------------         ------------

     Adjusted net income (loss)                          $       0.15         $     (0.90)         $     (1.10)
                                                         ============         ============         ============

The changes in the carrying amount of goodwill for the year ended June 30, 2003, are as follows:

                                         DISTRIBUTION      SURGICAL       MANUFACTURING      TOTAL
                                                         CRITCAL CARE        LUXTEC
Balance at July 1, 2002                  $12,660,950      $1,279,512     $ 7,559,494      $21,499,956
Less:
  Disposal of NEMS                                          (671,531)                        (671,531)
  Goodwill adjustment from reversal of                                      (416,886)        (416,886)
     purchase accounting reserve
  Transitional impairment charge                                          (4,454,656)      (4,454,656)
                                          -----------      ----------     -----------      -----------

Balance at June 30, 2003                  $12,660,950      $  607,981     $ 2,687,952      $15,956,883
                                          ===========      ==========     ===========      ===========

7.    LINES OF CREDIT AND LONG-TERM DEBT

Long-term debt consisted of the following as of June 30:

                                                                            2003             2002
     Term loan payable to bank--PrimeSource Surgical                                     $2,258,307
     Term note payable to bank--Luxtec                                                      150,000
     Other notes payable                                                  $665,573          691,481
                                                                         ----------      ----------

     Total debt                                                            665,573        3,099,788
     Less current portion                                                (559,877)      (1,855,481)
                                                                         ----------      ----------

     Total long-term debt                                                 $105,696       $1,244,307
                                                                         ==========      ==========

Lines of credit consisted of the following as of June 30:

                                                            2003              2002

     Lines of credit - PrimeSource Surgical             $4,654,436         $6,255,573
     Line of credit - Luxtec                             1,271,585          1,275,302
                                                         ---------          ---------

     Total long-term debt                               $5,926,021         $7,530,875
                                                        ==========         ==========

On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, the Company amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of June 30, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,271,585 at June 30, 2003). As of June 30, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.00% at June 30, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At June 30, 2003, there was no availability for additional borrowings under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

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

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2003.

On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment, as of June 30, 2003, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($4,654,436 at June 30, 2003). As of June 30, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 4.50% (8.50% at June

30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At June 30, 2003, there was $627,369 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June  14,  1999,  as  part  of the  PrimeSource  Surgical  Credit  Agreement,
PrimeSource   Surgical   executed  an  Amended  and  Restated   Term  Note  (the
"PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. On June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the most recent Preferred Series G round. The PrimeSource Surgical Term Loan was collateralized by substantially all the assets directly held by PrimeSource Surgical. In connection with the August 6, 2002 amendment to the PrimeSource Surgical Credit Agreement, previously deferred payments of $675,000 were paid, the interest rate was modified to a variable step interest rate and the required PrimeSource Surgical Term Loan monthly principal payments were changed to $50,000 between August 2002 and January 2003, $75,000 between February 2003 and July 2003 and $100,000 between August 2003 and November 2003, with the remainder ($316,658) due on December 31, 2003. Prior to its repayment in full, and as of June 30, 2003, the PrimeSource Surgical Term Loan bore interest at Citizens' prime rate plus 4.50% (8.50% at June 30, 2003).

The PrimeSource Surgical Term Loan was subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were reduced by 40% because on June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the most recent Preferred Series G round. In connection with the PrimeSource Surgical Term Loan payoff on June 30, 2003, the amount outstanding under this term loan facility fee is $180,000, which is included in accrued expenses and is due on or before December 31, 2003.

The PrimeSource Surgical Term Loan was also subject to an additional repayment obligation. Commencing with the three-month period ended December 31, 2002, and for each three-month period thereafter, fifty percent (50%) of excess cash flow (as defined in the PrimeSource Credit Agreement) generated during the three-month period was applied to the principal amount of the PrimeSource Surgical Term Loan. At June 30, 2003, there was no additional repayment obligation.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of June 30, 2003.

Other notes payable include a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment on September 19, 2005. At June 30, 2003 and 2002, Luxtec had outstanding borrowings of $77,650 and $91,481, respectively, under the tenant note payable. In addition, other notes payable include a PrimeSource Surgical non-interest bearing demand note payable with an original balance of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Monthly principal payments are $30,000 commencing on October 20, 2002. At June 30, 2003 and 2002, PrimeSource

Surgical had outstanding borrowings of $357,173 (net of unamortized discount of $12,827) and $559,977, respectively, on this note payable to legal counsel. Finally, other notes payable include a PrimeSource Surgical $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 were or are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. At June 30, 2003 and June 30, 2002, PrimeSource Surgical had outstanding borrowings of $187,500 and $250,000, respectively, on this note payable to Citizens. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

8.    PREFERRED STOCK

SERIES B CONVERTIBLE PREFERRED STOCK - Series B Stock was issued in the Merger and was convertible into 25 shares of common stock automatically upon amendment of the Company's articles of organization to increase the authorized number of shares of common stock. In June 2001, the Company's stockholders approved the amendment to increase the Company's authorized number of common shares. As a result, the 46,889 shares of Series B Stock automatically converted into 1,172,214 shares of common stock.

SERIES C REDEEMABLE, CONVERTIBLE PREFERRED STOCK - Series C Stock issued in the Merger was convertible into approximately 28 shares of common stock at the option of the holder at any time, based upon the conversion ratio at June 30, 2002, as defined. Each share of Series C Stock has one vote for each share of common stock into which it would be convertible. In addition, Series C Stock ranked senior to Series B Stock and common stock and ranks junior to the Series D Stock, Series E Stock and Series F Stock. Series C Stock accrued dividends at 8 percent per annum of the original issue price of $42.76 per share. Series C Stock had a liquidation preference equal to the greater of (i) $50.50 per share plus an amount in cash equal to all accrued but unpaid dividends or (ii) the amount the holders would have received had the holders converted their shares of Series C Stock into common stock immediately prior to a liquidation event. The Series C Stock had a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price of $42.76 per share plus accrued but unpaid dividends. Due to the redemption feature, the Series C Stock had been excluded from stockholders' equity. The Series C Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Cumulative accrued dividends as of June 30, 2002 and 2001 totaled $1,567,561 and $387,850, respectively.

On August 6, 2002 and prior to the issuance and sale of the Series G Stock, the Company recapitalized its equity structure. Each outstanding share of Series C Convertible Preferred Stock, par value $1.00 per share (the "Series C Stock"), was converted into 27.5871 shares of the Company's common stock. In connection with the conversion of the Series C Stock, the Company issued the former holders of the Series C Stock warrants to purchase an aggregate of 7,390,613 shares of our common stock with an exercise price of $0.01 per share and a 10-year life. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, exercise prices on warrants to purchase an aggregate of 140,330 shares of the Company's common stock previously issued to certain former holders of the Series C Stock were repriced from $1.68 per share to $0.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $2,359,000 and was calculated using the Black-Scholes method with the following assumptions: an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

SERIES D EXCHANGEABLE, CONVERTIBLE PREFERRED STOCK - Series D Stock issued in the Merger was exchangeable for equity securities of the Company to be issued in the future and was convertible into 200 shares of common stock at the option of the holder. Each share of Series D Stock had one vote for each share of common stock into which it would be convertible. In addition, Series D Stock ranked senior to Series C Stock and common stock and junior to the Series E Stock and Series F Stock. Series D Stock accrued dividends at the rate of 10 percent per year of the stated liquidation value of $342.08 per share and had a liquidation preference equal to $342.08 per share plus an amount in cash equal to all accrued but unpaid dividends. Accrued dividends as of June 30, 2001 totaled $157,540. On January 23, 2002, all the outstanding shares of Series D Exchangeable, Convertible Preferred Stock were automatically exchanged for shares of Series F Redeemable Convertible Preferred Stock, no par value (the "Series F Preferred Stock"). The Company issued an aggregate of 5,221,248 shares of Series F Preferred Stock upon exchange of the Series D Preferred Stock. No cash proceeds were received in connection with the issuance of the Series F Preferred Stock. Pursuant to the provisions of the Certificate of Vote establishing the Series D Preferred Stock, as of January 23, 2002, the Series D Preferred Stock is no longer outstanding. The holders of the formerly outstanding Series D Stock held warrants to purchase common stock and the number of shares and price under such warrants were determined based on the Company consummating a qualified equity financing, as defined. On January 23, 2002, the exercise price per share was set at $1.00 and the aggregate number of shares of the Company's common stock subject to purchase pursuant to such warrants was set at 1,751,130. See further discussion of the accounting treatment for the warrants at the Series F Stock below.

SERIES E REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On June 29, 2001, the Company created a new stock class, Series E preferred stock (the "Series E Stock"), with 1,000,000 authorized shares and no par value per share. In July 2001, the Company issued 325,000 shares for gross proceeds of $3,250,000. Warrants to purchase five shares of common stock at $1.00 per share were issued with each share of Series E Stock. These warrants vested immediately and expire June 28, 2011. Series E Stock was convertible into 10 shares of common stock at the option of the holder at any time. Each share of Series E Stock had one vote for each share of common into which it would be convertible. In addition, Series E Stock ranked senior to common stock, Series C stock and Series D stock. Series E Stock accrued dividends at the rate of 8 percent per year of the original issuance price of $10.00 per share and had a liquidation preference equal to $30.00 per share plus an amount equal to all accrued but unpaid dividends. The Series E Stock had a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price of $10.00 per share plus accrued but unpaid dividends. The Series E Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series E Stock issuance, warrants to purchase an aggregate of 1,625,000 shares of common stock were issued with an exercise price of $1.00 per share. The value of these warrants was calculated using the Black-Scholes method with the following assumptions: an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 5.1%. The resulting value of $950,000 was recorded directly to additional paid in capital. The resultant beneficial conversion feature of $950,000 was also recorded directly to additional paid in capital.

On August 6, 2002 and subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of Series E Convertible Preferred Stock, no par value (the "Series E Stock"), was exchanged for 0.3125 shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company issued the former holders of the Series E Stock warrants to purchase an aggregate of 817,000 shares of Company common stock with an exercise price of $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, in accordance with their terms, exercise prices on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stockholders were repriced from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced were recorded as additional paid-in capital. The value of these warrants totaled $763,000 and was calculated using the Black-Scholes method with the following assumptions: expected life of seven years, volatility of 50% and a zero coupon rate of 4.09%.

SERIES F REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On January 23, 2002, the Company created a new stock class, Series F preferred stock (the "Series F Stock"), with 5,221,248 authorized shares and no par value per share. Series F Stock was convertible into 5,221,248 shares of common stock at the option of the holder at any time. Each share of Series F Stock had one vote for each share of common into which it would be convertible. In addition, Series F Stock ranked senior to all other stock of the Company outstanding at June 30, 2002. Series F Stock accrued dividends at the rate of 8 percent per year of the original issuance price and has a liquidation preference equal to $1.00 per share plus an amount equal to all accrued but unpaid dividends. The Series F Stock has a mandatory redemption date of June 3, 2005, and was redeemable at the original issue price plus accrued but unpaid dividends. The Series F Stock also had special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. In connection with the Series F Stock issuance, the terms of certain warrants were determined at a price per share at $1.00 for an aggregate of 1,751,130 shares of our common stock. The value of these warrants was calculated using the Black-Scholes method with the following assumptions: an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.790%. The resulting value of $1,006,000 was recorded directly to additional paid in capital. The resultant beneficial conversion feature of $1,006,000 was also recorded directly to additional paid in capital.

On August 6, 2002, simultaneously with the conversion of the Series C Stock, each outstanding share of Series F Convertible Redeemable Preferred Stock, no par value (the "Series F Stock"), was converted into one share of common stock. In connection with the conversion of the Series F Stock, the Company issued the former holders of the Series F Stock warrants to purchase an aggregate of 1,614,560 shares of Company common stock with an exercise price of $.01 per share and a 10-year life. The warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Additionally, the exercise price on previously issued warrants to purchase an aggregate of 1,751,130 shares of common stock was adjusted from $1.00 per share to $.01 per share. The value of the warrants issued and the warrants which were repriced was recorded as additional paid-in capital. The value of these warrants totaled $1,052,000 and was calculated using the Black-Scholes method with the following assumptions: an expected life of 7 years, volatility of 50% and a zero coupon rate of 4.09%.

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"), and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,037, net of costs of $388,429. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. In addition, on September 15, 2002, November 15, 2002, January 15, 2003 and June 30, 2003, the Company issued and sold an additional aggregate 50,485.5 shares of Series G Stock for proceeds of $1,497,994, net of costs of $117,542. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. Accrued dividends as of June 30, 2003, totaled $447,736. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method with the following assumptions: an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital on August 6, 2002 in connection with the sale of the Series G Stock. The resultant beneficial conversion feature of $1,031,000 was recorded directly to additional paid-in capital in December 2002 when the Series G Stock became convertible. As of June 30, 2003, the aggregate redemption amount of the Series G Stock, including accrued dividends, totaled $7,567,736. The difference between carrying amount of $5,699,121 and the aggregate redemption amount relates to the value of the warrants issued in connection with the issuance of Series G Stock, the resultant beneficial conversion feature, and stock issuance costs. These amounts are being accreted into the Series G Stock amount out of retained earnings through June 3, 2005, the date of redemption.

In connection with the equity recapitalization, former holders of Series C Stock, Series F Stock and Series E Stock received consideration totaling approximately $10,183,000, including common stock, Series G Stock, new warrants and the repricing of certain existing warrants, in exchange for the retirement of Series C Stock, Series F Stock and Series E Stock with a carrying value of approximately $21,993,000. The difference of $11,809,741 has been credited to retained earnings.

REVERSE STOCK SPLIT - In connection with the Merger described in Note 1, the Company had a reverse stock split, resulting in the exchange of 0.744183 of a share of Luxtec common stock for each share of PrimeSource Surgical common stock. In addition, certain PrimeSource Surgical stock classes were exchanged for Luxtec stock classes, as discussed in Note 3. The effect of the reverse stock split and exchange of stock classes has been reflected retroactively for all periods presented.

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

During fiscal year 2003, the Company also issued equity-based options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, the Company has recorded deferred equity-based compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company's stock at the date of grant. The deferred equity-based compensation is amortized to expense on a straight-line basis, over the one-year period during which the options become vested. As of June 30, 2003, the Company had recorded cumulative deferred equity-based compensation related to these options in the amount of $110,000.

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

The 1992 Plan, previously sponsored by Luxtec, is available to issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 5 percent of fair market value, as defined. No shares were subscribed to or issued under the 1992 Plan in the period from March 2, 2001 through June 30, 2003.

The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors, and that they have terms not to exceed 10 years. At June 30, 2003 and June 30, 2002, there were 64,000, and 68,000 shares, respectively, available for future grants under the 1995 Director Plan.

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

Subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of the Company's Series E Stock was exchanged for shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company granted former holders of Series E Stock warrants to purchase 817,000 shares of the Company's common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, the exercise price on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stock stockholders was repriced from $1.00 per share to $.01 per share. The warrants vested immediately and expire in July 2011.

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

Changes in shares under options and warrants, in common stock equivalents, for the years ended June 30, 2001, 2002 and 2003 are as follows:

                                                           OPTIONS                        WARRANTS
                                                     ---------------------------------------------------------------
                                                                   WEIGHTED                     WEIGHTED
                                                                    AVERAGE                      AVERAGE
                                                     SHARES        EXERCISE        SHARES       EXERCISE
                                                   OUTSTANDING       PRICE      OUTSTANDING       PRICE


Balance, July 1, 2000                                1,531,322        $1.63         420,227        $1.03

  Grants                                             1,903,210         1.58         157,861         1.68
  Outstanding Luxtec options at acquisition            454,500         3.03         438,171         5.70
  Canceled                                           (496,002)         1.48
                                                   -----------                  -----------

Balance, June 30, 2001                               3,393,030         1.81       1,016,259         3.15

  Grants                                               112,000         1.00       3,494,780         1.01
  Canceled                                         (1,864,554)         1.72       (438,173)         5.70
                                                   -----------                  -----------

Balance, June 30, 2002                               1,640,476         1.85       4,072,866         1.04

   Grants                                            7,487,000         0.32      13,122,173         0.01
   Canceled                                          (525,212)         1.42       (356,485)         1.01
                                                   -----------                  -----------

Balance, June 30, 2003                               8,602,264         0.53      16,838,554         0.02
                                                   ===========                  ===========

Vested and exercisable, June 30, 2003                1,474,960                   16,838,554
                                                   ===========                  ===========

Vested and exercisable, June 30, 2002                  996,076                    4,072,866
                                                   ===========                  ===========

Vested and exercisable, June 30, 2001                1,182,204                    1,016,259
                                                   ===========                  ===========

The weighted-average fair value of option grants in fiscal 2003, 2002 and 2001 was approximately $0.1602, $0.5803 and $0.8021, respectively.

Outstanding stock options and warrants at June 30, 2003 consist of the following:

                                       Options                                     Warrants
                         -------------------------------------       -------------------------------------
                                       Weighted                                      Weighted
                                        Average       Weighted                       Average       Weighted
                                       Remaining       Average                      Remaining       Average
      Range of                        Contractual     Exercise                     Contractual     Exercise
   Exercise Prices       Shares      Life (Years)       Price         Shares       Life (Years)      Price

$0.00 - $0.60           7,162,000           8.2         $0.32       16,638,633            8.8        $0.01
$0.61 - $1.20             662,268           5.6         $1.03          163,786            4.9        $1.07
$1.21 - $1.80             418,999           3.7         $1.68           17,530            7.2        $1.68
$1.81 - $2.40             235,497           6.6         $2.34           18,605            7.6        $2.35
$2.41 - $3.00             106,500           3.8         $2.65
$3.01 - $3.60               1,000           2.5         $3.56
$3.61 - $4.80              16,000           1.4         $4.63
                           ------

                        8,602,264           7.7         $0.53       16,838,554            8.8        $0.02
                        =========                                   ==========

Compensation expense in the amount of $110,000 for fiscal 2003 has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income (loss) for fiscal years 2003, 2002 and 2001 would have been the pro forma amounts indicated below:

                                                   2003               2002               2001

Net income (loss) available to common
stockholders, as reported                       $7,033,848       $(8,843,134)       $(5,801,278)

Stock-based employee compensation
expense determined under fair-value
method                                           (521,258)          (401,185)          (611,336)
                                                ----------       ------------       ------------

Pro forma net income (loss)                     $6,512,590       $(9,244,319)       $(6,412,614)
                                                ==========       ============       ============

Earnings Per Share:
  Basic- as reported                            $     0.33       $     (1.11)       $     (1.37)
  Basic- pro forma                              $     0.31       $     (1.16)       $     (1.51)

  Diluted- as reported                          $     0.15       $     (1.11)       $     (1.37)
  Diluted- pro forma                            $     0.14       $     (1.16)       $     (1.51)

Black-Scholes Assumptions:
  Risk-free interest rate                            3.10%              5.21%              5.28%
  Expected volatility                                  50%                50%                50%
  Expected lives- in years                              6                  7                  7
  Expected dividend yield                               0%                 0%                 0%

10.   401(k) RETIREMENT PLAN

The Company and PrimeSource Surgical separately maintain qualified 401(k) retirement plans. The plans cover substantially all employees who have over six months of service and have attained ages 18 and 21 for the Company and PrimeSource Surgical plans, respectively. The 401(k) plans provide for a contribution by the Company each year, at the Company's discretion. The Company match totaled $110,706, $169,347, and $148,949, for the years ended June 30, 2003, 2002 and 2001, respectively.

11.   INCOME TAXES

The benefit (provision) for income taxes for the years ended June 30 is based on the following components:

                                                           2003                 2002                 2001
Current income taxes
  Federal                                              $   1,600
  State                                                   18,100           $   61,700           $(207,200)
                                                       ---------          -----------          -----------

Total current                                             19,700               61,700            (207,200)
                                                       ---------          -----------          -----------
Deferred income taxes:
  Federal                                               (172,700)           1,458,900            1,269,400
  State                                                  (18,800)             209,200              217,900
                                                       ---------          -----------          -----------

Total deferred                                          (191,500)           1,668,100            1,487,300
                                                       ---------          -----------          -----------

Change in valuation allowance                            191,500          (1,668,100)          (1,487,300)
                                                       ---------          -----------          -----------

Total                                                  $  19,700          $   61,700            $(207,200)
                                                       =========          ===========           ==========

A reconciliation of the provision for income taxes to the amount of income tax (benefit) expense that would result from applying the federal statutory rate (35%) to loss before income tax benefit (provision) is as follows:

                                                                   2003                 2002                2001

Income tax benefit at statutory rate                             $1,270,080          $ 2,223,700       $ 1,461,400
Nondeductible warrant put expense (income)                           66,500             (33,250)            60,200
State tax (expense) benefit, net of federal benefit                 112,700              202,350             3,100
Meals and entertainment                                            (20,100)             (14,300)          (22,800)
Nondeductible goodwill                                          (1,448,700)            (613,100)         (225,500)
Change in valuation allowance                                       191,500          (1,668,100)       (1,487,300)
General business credit                                            (13,200)             (45,000)
Loss on sale of subsidiary                                         (18,100)
Expiring net operating losses                                     (118,000)
Other                                                               (2,980)               9,400             3,700
                                                                 ----------          -----------       -----------

Total                                                            $   19,700          $    61,700       $ (207,200)
                                                                 ==========          ===========       ===========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

                                                                                    2003                2002
Current:
  Restructuring reserve                                                        $   229,400        $   387,400
  Accrued vacation                                                                  62,400             57,500
  Inventory valuation adjustment                                                   453,600            805,000
  Bad debt reserve                                                                  87,700            152,200
  Accrued distributor costs                                                        205,000            394,400
  Other                                                                             46,400            120,600
                                                                               -----------        -----------

  Total current                                                                  1,084,500          1,917,100
                                                                               -----------        -----------

Long-term:
  Depreciation and amortization                                                    114,600            155,700
  Credit carryforwards                                                             243,600            256,900
  Capital loss carryforwards                                                       300,100            300,100
  Charitable loss carryforwards                                                      6,800
  Net operating loss carryforwards                                               6,763,700          6,075,000
                                                                               -----------        -----------

  Total long-term                                                                7,428,800          6,787,700
                                                                               -----------        -----------

Total                                                                            8,513,300          8,704,800
Valuation allowance                                                            (8,513,300)        (8,704,800)
                                                                               -----------        -----------

Total                                                                          $        -         $        -
                                                                               ===========        ===========

At June 30, 2003, the Company had federal net operating loss carryforwards of approximately $16,930,300 and state net operating loss carry forwards of approxiamately $13,967,700. The Company's federal and state net operating losses expire in the tax years ending June 30, 2003 through 2022. At June 30, 2003, the Company had federal and State credit carry forwards of approximately $131,500 and $112,100, respectively. The Company's federal and state credits will generally expire in the tax years ended June 30, 2003 through 2023. The Company also has a federal capital loss carryforward of approximately $732,000. The Company's federal capital loss carryforward will begin to expire in the tax year ending June 30, 2005. Certain changes in stock ownership may result in a limitation on the amount of net operating loss carryforwards that can be utilized each year.

A full valuation allowance has been provided against the Company's deferred tax assets as of June 30, 2003 and 2002, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Any future reduction of the valuation allowance established at the dates of the acquisitions (Note 3) will reduce the goodwill related to such acquisition.

12.   COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2003, 2002, and 2001 was $654,116, $726,455 and $584,944,
respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows:

                                                                                  CAPITAL          OPERATING
                                                                                   LEASES           LEASES

2004                                                                               $29,061           $775,640
2005                                                                                13,967            615,300
2006                                                                                 9,066            204,318
2007                                                                                                    4,266
2008                                                                                                    1,645
                                                                                 ---------         ----------

Total minimum lease payments                                                        52,094         $1,601,169
                                                                                                   ==========
Amount representing interest                                                       (5,236)
                                                                                 ---------

Present value of future minimum lease payments                                      46,858
Less current portion of capital lease obligations                                 (25,425)
                                                                                 ---------

Capital lease obligations - net of current portion                                 $21,433
                                                                                 =========

EXECUTIVE COMPENSATION - In May 2001, the Company entered into an employment agreement with its former President and Chief Executive Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives. Two other executive officers had employment agreements that provide for compensation and severance amounts. In connection with the restructuring discussed in Note 14, all three agreements were severed. At June 30, 2003, the President/Chief Executive Officer and other executive officers of the Company's subsidiaries had employment agreements that provide for compensation and certain severance benefits. As a result of an agreement of understanding prior to June 30, 2003, the Company President/Chief Executive Officer resigned, and certain benefits were accrued at June 30, 2003 in the amount of $195,507.

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

         SPECIALTY MEDICAL DISTRIBUTION - PrimeSource Surgical - The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

         SPECIALTY MEDICAL DISTRIBUTION - PrimeSource Critical Care - The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States and includes the Bimeco, Inc., NEMS, and PEC operations. Within this segment, the primary specialties include maternal and childcare and neonatal intensive care. The results of the PEC operation is only included in fiscal years 2002 and 2001.

         Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $3,527,516, $4,194,680 and $2,655,817 for 2003, 2002, and 2001,
         respectively.

         Operating income for each segment consists of net sales less cost of sales, selling expenses, depreciation and amortization expenses, and the segment's general and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

         The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segment's operations. Included in the total assets of the corporate staff operations are property and equipment and other assets.

         Following  the  Merger,  certain  products  of  the  Specialty  Medical
         Products Manufacturing segment were sold to the Specialty Medical Distribution - PrimeSource Surgical segment. Total sales between these segments totaled approximately $5,055,400, $5,178,351 and $1,480,000 for the years ended June 30, 2003, 2002 and 2001.

                                      F--32

         In June 2003, the Company sold the capital stock of Ruby which was included in the Critical Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of the NEMS portion of Ruby's operations as discontinued operations

         Disclosures regarding the Company's reportable segments including a corporate management fee allocation with reconciliation to consolidated totals are presented below.

                                DISTRIBUTION -   DISTRIBUTION -
                                PRIMESOURCE      PRIMESOURCE                      CORPORATE/
                                  SURGICAL       CRITICAL CARE   MANUFACTURING      OTHER           TOTAL

Net sales
     2003                        $26,181,812       $11,939,529  $  8,238,678                    $ 46,360,019
     2002                         29,412,136        16,743,545     7,540,036                      53,695,717
     2001                         33,698,000        11,824,793     2,879,676                      48,402,469

Net income (loss)
     2003                        $   137,765       $   260,978  $(3,090,253)    $  (937,289)    $(3,628,799)
     2002                            448,525         (242,670)       913,610     (7,310,028)     (6,190,563)
     2001                        (2,703,417)         (386,039)     1,363,109     (2,655,817)     (4,382,164)

Total assets
     2003                        $25,041,081       $ 3,361,430  $  2,935,095    $    326,934    $ 31,664,540
     2002                         14,827,268         6,895,708    15,406,712         457,080      37,586,768
     2001                         32,846,222         8,017,389     4,113,415         472,928      45,449,954

Restructuring expenses
     2003                                                                       $    345,507    $    345,507
     2002                                          $ 1,038,823                     2,915,675       3,954,498

Depreciation and amortization
     2003                        $   195,959       $    24,048  $    155,984    $    467,509    $    843,500
     2002                            243,350           170,495     1,344,814         696,422       2,455,081
     2001                            910,002            57,838       324,743         345,065       1,637,648

Interest expense
     2003                        $   282,899       $   129,604  $    111,959    $    314,781    $    839,243
     2002                            273,612           207,856       159,218          38,558         679,244
     2001                            527,003           322,348        68,434                         917,785

PrimeSource Surgical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company's external sales, based upon the customer's country of origin by geographic area for the years ended June 30, 2003, 2002 and 2001, totaled $44,015,000, $51,688,000 and
$47,771,000 respectively for sales in the United States and $2,345,000, $2,008,000 and $631,000 for sales to foreign companies.

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

In fiscal year 2003, the Company recorded additional severance amounts for the resignation of its 2003 President and Chief Executive Officer, costs of probable legal settlement for two former executive officers and directors of the Company and the sale of NEMS. Activity consists of the following:

                                                            LOSS ON
                                              EMPLOYEE    DISPOSAL OF      OTHER
                                              RELATED       DIVISION     CONTRACTS        TOTAL

Estimated costs for 2000 restructuring        $ 258,000    $  732,000     $  41,000     $ 1,031,000
Cash payments                                 (217,000)                    (17,000)       (234,000)
Other adjustments                                     -     (732,000)             -       (732,000)
                                              ---------    ----------     ---------     -----------

Balance, June 30, 2000                           41,000             -        24,000          65,000

Other adjustments                              (41,000)             -      (24,000)        (65,000)
                                              ---------    ----------     ---------     -----------

Balance 30, 2001                                      -             -             -               -

Estimated costs for 2002 restructuring        1,379,000     1,038,823     1,536,675       3,954,498
Cash payments                                 (585,000)             -     (901,000)     (1,486,000)
Other adjustments                             (141,000)   (1,038,823)     (177,542)     (1,357,365)
                                              ---------    ----------     ---------     -----------

Balance, June 30, 2002                          653,000             -       458,133       1,111,133

Estimated costs for 2003 restructuring          195,507                     150,000         345,507
Cash payments                                 (584,739)                   (166,320)       (751,059)
Other adjustments                                     -             -      (14,613)        (14,613)
                                              ---------    ----------     ---------     -----------

Balance, June 30, 2003                        $ 263,768    $        -     $ 427,200     $   690,968
                                              =========    ==========     =========     ===========

                                     ******

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL  DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates (the registrant's fourth fiscal quarter in the case of our annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The following individuals were directors of PrimeSource as of September 1, 2003.

                               BOARD OF DIRECTORS

      Name               Age      Director Since           Position                                   Term Ends
      ----               ---      --------------           --------                                   ---------

William H. Lomicka       64       2001              Director and Chairman of the Board                    2004
Larry H. Coleman, Ph.D   58       2001              Director                                              2004
Shaun D. McMeans         41       2003              Director, Chief Operating Officer  & Chief            2003
                                                    Financial Officer
Joseph H. Potenza        56       2003              Director, President                                   2005

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

                        CLASS II DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2005 ANNUAL MEETING

LARRY H. COLEMAN, PH.D., DIRECTOR - Dr. Coleman was appointed to our Board of Directors on March 2, 2001, pursuant to our merger with PrimeSource Surgical. Dr. Coleman is the founder and Managing General Partner of Coleman Swenson Booth Inc., a private venture capital fund established in 1986. Dr. Coleman began his venture capital career in 1983 as President of HCA Capital, a wholly owned subsidiary of Columbia/HCA Healthcare Corporation. Dr. Coleman has served as a director on the boards of over 20 companies and is currently a board member of MediSphere Health Partners, Inc., LifeMetrix, Inc., ClearTrack Information Network, Inc., and Active Services Corporation. Dr. Coleman graduated from the University of North Carolina with an A.B. and earned his Ph.D. from the University of South Dakota.

JOSEPH H.  POTENZA,  DIRECTOR AND  PRESIDENT - Mr.  Potenza was appointed to our
Board of Directors on September 1, 2003. Prior to joining PrimeSource, Mr. Potenza held senior management positions with McKesson HBOC as Vice President of the Corporate Program and with Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, running a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

                       CLASS III DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2003 ANNUAL MEETING

SHAUN D. MCMEANS, DIRECTOR AND CHIEF OPERATING OFFICER & CHIEF FINANCIAL OFFICER
- Mr. McMeans was appointed to our Board of Directors on September 1, 2003. Mr. McMeans has 20 years of experience in manufacturing and distribution businesses, specializing in operations, accounting and financial management. Prior to becoming the Company's Chief Financial Officer, he served as Vice President of Operations and Corporate Controller. Prior to joining the Company, Mr. McMeans held operational and financial management positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers. Mr. McMeans earned a Bachelor of Science degree in accounting from The Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

     (b) Executive Officers of the Company

          Reference is made to "Executive Officers and Key Management Personnel in Part I.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, some of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in such ownership to the Securities and Exchange Commission and us. To our knowledge, based solely on a review of copies of those reports furnished to us, all Section 16(a) filing requirements applicable to these persons were complied with during our fiscal year ended June 30, 2003.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Chief Executive Officer, and the two highest-compensated executive officers of the Company as of June 30, 2003, or, collectively, the "Named Executive Officers":

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM
                                                                                             COMPENSATION
                                                                  ANNUAL COMPENSATION           AWARDS
                                                                  -------------------        ------------
                                                  FISCAL                                        SECURITIES
                                                   YEAR                                         UNDERLYING
          NAME AND PRINCIPAL POSITION             ENDED          SALARY($)      BONUS($)         OPTIONS (#)
          ---------------------------             -----          ---------      --------         -----------

          Bradford C. Walker                 June 30, 2003        229,198(2)           0         1,957,500
          Current President, Chief           June 30, 2002              0(2)           0                 0
          Executive Officer and              June 30, 2001              0              0                 0
          Director (1)

          Shaun D. McMeans                   June 30, 2003        145,000          7,500           975,000
          Chief Operating and Chief          June 30, 2002        138,591          9,990                 0
          Financial Officer                  June 30, 2001        115,267              0            50,000

          Joseph H. Potenza                  June 30, 2003        178,333         12,500         1,300,000
          Senior Vice President, Sales &     June 30, 2002        166,637              0                 0
          Marketing                          June 30, 2001         55,267              0           148,837

---------
(1) We appointed Mr. Walker as President and Chief Restructuring Officer in October 2001. In August 2002, we appointed Mr. Walker as President and Chief Executive Officer. Effective September 1, 2003, Mr. Walker resigned from his position as our President and Chief Executive Officer and as a member of our Board of Directors.
(2) For our fiscal year ended June 30, 2002, Mr. Walker was not an employee of PrimeSource. Beginning in October 2001 and through June 30, 2002, Corporate Revitalization Partners provided consulting services to PrimeSource in connection with PrimeSource's restructuring. During that period, Mr. Walker was a Managing Director of Corporate Revitalization Partners. In the fiscal years ended June 30, 2002 and June 30, 2003, PrimeSource paid Corporate Revitalization Partners $430,500 and $62,838, respectively, for consulting fees.

The following table sets forth information with respect to stock option grants to our Named Executive Officers during the fiscal year ended June 30, 2003:

                        OPTION GRANTS IN LAST FISCAL YEAR

         (a)                (b)           (c)           (d)                (e)                  (f)              (g)
                         NUMBER OF     % OF TOTAL
                        SECURITIES      OPTIONS      EXERCISE          EXPIRATION             REALIZED VALUE AT ASSUMED
         NAME           UNDERLYING     GRANTED TO      PRICE              DATE               ANNUAL RATES OF STOCK PRICE
                          OPTIONS     EMPLOYEES IN                                          APPRECIATION FOR OPTION TERM
                        GRANTED(1)    FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------------
                                                                                              0%         5%         10%
                                                                                              --         --         ---
Bradford C. Walker (2)    1,950,000      26.02%       $ 0.32         August 6, 2012                   $392,430   $994,495
Bradford C. Walker (3)        7,500      0.10%        $16.00         August 6, 2012        $120,000   $ 75,467   $191,249
Shaun D. McMeans            975,000      13.01%       $ 0.32          March 1, 2013                   $196,215   $497,248
Joseph H. Potenza         1,300,000      17.35%       $ 0.32          March 1, 2013                   $261,620   $662,997

---------
(1) Except with respect to Mr. Walker's option grant described in note (3), the option exercise price is the fair value of our common stock on the respective grant dates as determined by the Board of Directors. 325,000 options issued to Mr. Potenza and Mr. McMeans vest over a three-year term, one third are scheduled to vest on March 1, 2004, and the balance will vest in twenty-four equal monthly installments on the first day of each month thereafter. 975,000 options issued to Mr. Potenza and 650,000 options issued to Mr. McMeans vest over a four year term, twenty-five percent vest on the anniversary of the grant date each year.
(2) This option vested on the first anniversary of the grant date and will remain exercisable through the date that is the earlier of (a) one year from the effective date of the filing of a qualifying registration statement or (b) five years following the date Mr. Walker ceases to provide any services to PrimeSource.
(3)  This is an option to purchase  Series G  Convertible  Redeemable  Preferred
     Stock. This option vested on the first anniversary of the grant date and will remain exercisable through the date that is the earlier of (a) one year from the effective date of the filing of a qualifying registration statement or (b) five years following the date Mr. Walker ceases to provide any services to PrimeSource. Each share of Series G Convertible Redeemable Preferred Stock is convertible into 100 shares of common stock.

The following table sets forth information with respect to options to purchase our stock granted to the Named Executive Officers as of our fiscal year ended June 30, 2003:

                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                  NUMBER OF SECURITIES
                                                                 UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                SHARES                              OPTIONS AT FISCAL         IN-THE-MONEY OPTIONS
                              ACQUIRED ON                              YEAR-END(#)          AT FISCAL YEAR-END($)(1)
              NAME           EXERCISE(#)    VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------

     Bradford C. Walker (1)        0                0                  0/1,950,000                    0/0
     Bradford C. Walker (2)        0                0                    0/7,500                   0/$120,000
     Shaun D. McMeans              0                0               55,498/1,006,711                  0/0
     Joseph H. Potenza             0                0               86,821/1,362,016                  0/0

---------
(1) With respect to options to purchase our common stock, value is based on an estimated fair market value of $ 0.32 per share on June 30, 2003, minus the exercise price of such options, multiplied by the number of shares underlying such options. With respect to options to purchase our Series G Convertible Redeemable Preferred Stock, value is based on an estimated fair market value on June 30, 2003 of $32.00 per share, minus the exercise price of such options, multiplied by the number of shares underlying such options.
(2) This is an option to purchase Series G Convertible Redeemable Preferred Stock. Each share of Series G Convertible Redeemable Preferred Stock is convertible into 100 shares of common stock.

                     COMPENSATION OF NON-EMPLOYEE DIRECTORS

As of June 30, 2003, we do not pay our non-employee directors for attendance at meetings of the Board of Directors or meetings of a committee thereof. We do, however, pay expenses for attendance at meetings of the Board of Directors and committees thereof. In addition, non-employee directors are compensated with options to purchase shares of our common stock, in accordance with the 1995 Stock Option Plan for Non-Employee Directors, or the "Directors Plan." Under the terms of the Directors Plan, we grant our non-employee directors non-qualified stock options to purchase a total of 12,000 shares of common stock upon their election or appointment to the Board of Directors, with 4,000 options vesting on the date of grant, and 4,000 shares vesting annually thereafter provided the individual continues to serve on the Board of Directors. The options granted pursuant to the 1995 Director Plan have an exercise price equal to the fair market value per share of our common stock, as determined by the board of directors on the date the option is granted.

         EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-
                              CONTROL ARRANGEMENTS

WALKER EMPLOYMENT AGREEMENT

On August 6, 2002, we entered into an employment agreement (the "Walker Agreement") with Bradford C. Walker to become our President and Chief Executive Officer and a member of our Board of Directors. The Walker Agreement was to expire on August 6, 2004 and offered no renewal option.

Mr. Walker was entitled to a base salary of $250,000 per year for the first year of his employment after which year, said salary was to be reviewed by the Board of Directors. Upon review and at the Board of Directors' discretion, the salary may have been increased but not decreased. Mr. Walker was also entitled to receive an annual bonus of not less than $50,000 based upon an incentive bonus program established by the Chairman of the Compensation Committee and approved by the Board of Directors.

In connection with the execution of the Walker Agreement, we granted Mr. Walker an incentive stock option to purchase 1,950,000 shares of our common stock at an exercise price per share equal to the fair market value of a share of our common stock on the date of grant, as determined by the Board of Directors. Additionally, we granted Mr. Walker an option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock at an exercise price of $16 per share. Additionally, on August 6, 2003, Mr. Walker would be granted an additional incentive stock option to purchase 1,300,000 shares of our common stock at an exercise price per share equal to the fair market value of a share of common stock on the date of grant, as determined by the Board of Directors. The described stock options will become fully vested and exercisable on the first anniversary of the date of grant of each such option. Following termination of employment, these options may be exercised by Mr. Walker during the period that is the lesser of one (1) year following the effective date of a registration statement covering the option shares or five (5) years.

If we were to terminate Mr. Walker other than for death, disability or cause, or should he be deemed to be terminated by us, all unvested stock options will immediately become vested. Additionally, upon a change in control, as defined in the Walker Agreement, all unvested stock options will become vested.

If we were to terminate Mr. Walker other than for death, disability or cause, upon execution by Mr. Walker of a waiver and release of claims against us, we will be obligated to pay Mr. Walker a lump sum amount equal to the lesser of six
(6) months base salary or the base salary from the effective date of termination through the expiration date of the Walker Agreement. If we were to terminate Mr. Walker without Cause at any time within twelve (12) months after a of change in control, we will be obligated to pay Mr. Walker a lump sum amount equal to his base salary from the effective date of such termination through the expiration date of the Walker Agreement.

If Mr. Walker's employment with us terminates for any reason, he may not compete with us or solicit our employees for a period of one year from his date of termination.

WALKER SEVERANCE AGREEMENT

On September 5, 2003, we entered into a severance agreement with Mr. Walker pursuant to which Mr. Walker resigned as our President, Chief Executive Officer and a member of our Board of Directors effective September 1, 2003.

Mr. Walker is entitled to receive severance payments equal to $20,833.33 monthly, for six (6) consecutive months from and after September 1, 2003 (the "Severance Period"). Mr. Walker is entitled to receive additional severance payments of $25,000 payable on September 5, 2003, and $25,000 payable on or within five (5) business days after the last day of the Severance Period.

During the Severance Period, Mr. Walker and his dependents are entitled to continued coverage under our standard insurance plans, policies or programs, providing health, dental, vision, accidental death and dismemberment, long-term disability and life insurance coverage.

The severance agreement provides that Mr. Walker's option to purchase 1,300,000 shares of our common stock, granted on or about August 6, 2003, his option to purchase 1,950,000 shares of our common stock, granted on August 6, 2002, and his option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock, granted on August 6, 2002, each are fully vested and exercisable at any time prior to the earlier of (i) the date that is one (1) year following the registration of the applicable option's underlying shares under the Securities Act of 1933, as amended or (ii) March 1, 2009.

In consideration for the severance benefits, Mr. Walker agreed to release any claims he may have against us and our affiliates. We agreed to release Mr. Walker from any claims we may have against him.

Furthermore, Mr. Walker agreed to cooperate with our reasonable requests for consultation and services during the Severance Period.

Finally, Mr. Walker agreed that, during the Severance Period, he will not compete with us. The Company's obligation to pay severance benefits and payments under the severance agreement will cease if Mr. Walker competes with us during the Severance Period.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                   BENEFICIAL OWNERSHIP OF COMPANY SECURITIES

The following tables furnish certain information as of September 1, 2003 (except as otherwise noted), as to our equity securities beneficially owned by each of our directors, by each of the individuals named in the Summary Compensation Table and by all of our directors and executive officers as a group, and, to our knowledge, by any beneficial owner of more than 5% of any class or series of our outstanding equity securities.

--------------------------- -----------------------   ----------------------- -------------------------- --------------------
 NAME OF BENEFICIAL OWNER    NUMBER OF SHARES OF      NUMBER OF SHARES OF       AGGREGATE NUMBER OF      PERCENT OF CLASS
                                 COMMON STOCK         SERIES G CONVERTIBLE    SHARES OF COMMON STOCK       VOTING POWER
                              BENEFICIALLY OWNED      REDEEMABLE PREFERRED     BENEFICIALLY OWNED OR      PRESENTLY HELD(3)
                                                       STOCK BENEFICIALLY      UNDERLYING PREFERRED
                                                             OWNED(1)          STOCK BENEFICIALLY OWNED(2)
--------------------------- ------------------------- ------------------------ -------------------------- --------------------
GE Capital Equity
Investments, Inc.(4)                   17,369,734(5)               125,000                 29,869,734               44.58%

--------------------------- ------------------------- ------------------------ -------------------------- --------------------
Coleman Swenson Hoffman
Booth IV L.P.(6)                        7,968,545(7)              77,187.5                 15,687,295               23.41%
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

Webbmont Holdings L.P.(8)               3,428,271(9)             14,843.75                  4,912,645                7.33%
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

Larry H. Coleman, Ph.D.(10)             7,968,545(7)              77,187.5                 15,687,295               23.41%
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

William H. Lomicka                        838,006(11)             5,468.75                  1,384,881                2.07%
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

Shaun D. McMeans                           63,807(12)                    0                     63,807                    *
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

Joseph H. Potenza                          99,224(13)                    0                     99,224                    *
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

Bradford Walker                         3,250,000(14)                7,500(15)              4,000,000                5.97%
--------------------------- ------------------------- ------------------------ -------------------------- --------------------
All directors and
executive officers as a                 8,969,582                82,656.25                 17,235,207               25.72%
group (4 persons)
--------------------------- ------------------------- ------------------------ -------------------------- --------------------

-----------------------------------------------
Unless otherwise indicated, the address of each person is care of PrimeSource Healthcare, Inc. 3700 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock subject to options or warrants exercisable within sixty days of September 1, 2003, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

*    Less than 1%.

1 Each share of Series G Convertible Redeemable Preferred Stock entitles its holder to one hundred votes, subject to adjustment, in any vote of the holders of our common stock and may be converted into 100 shares of our common stock, subject to adjustment.

2 Includes common stock and the common stock underlying the Series G Convertible Redeemable Preferred Stock owned as of September 1, 2003 and common stock underlying options and warrants that are exercisable within sixty days of September 1, 2003.

3 Based upon the aggregate number of shares of our common stock outstanding and underlying outstanding shares of the Series G Convertible Redeemable Preferred Stock owned as of September 1, 2003 and options and warrants exercisable within sixty days of September 1, 2003 to acquire our common stock.

4 The address of GE Capital Equity Investments is 120 Long Ridge Road, Stamford, Connecticut 06927.

5 Includes 3,721 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003. Also includes 9,398,639 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2003.

6 The address of Coleman Swenson Hoffman Booth IV L.P. is 237 Second Avenue South, Franklin, Tennessee 37064-2649.

7 Includes 15,100 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003. Also includes 4,380,356 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2003.

8 The address of Webbmont Holdings L.P. is 1680 Hiram-Douglasville Highway, Suite 108, Hiram, Georgia 30141.

9 Includes 1,456,876 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2003. Includes 15,930 shares of our common stock held of record by Robert Neale Fisher, 8,434 shares of our common stock held of record by Virginia A. Fisher, 353,057 shares of our common stock held of record by Investors Equity, Inc. and 1,586,531 shares of our common stock held of record by Webbmont Holdings, L.P., all of which are considered beneficially held by Robert W. Fisher. Mr. Fisher is the President of Woodcrest Associates, Ltd., the general partner of Webbmont Holdings, L.P. Also includes 7,442 shares of our common stock underlying options held by Mr. Fisher that are exercisable within sixty days of September 1, 2003.

10 Dr. Coleman is the Managing General Partner of CSHB Ventures IV L.P., the General Partner of Coleman Swenson Booth IV, L.P.

11 Includes 29,984 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003. Also includes 186,694 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2003.

12 Includes 63,807 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003.

13 Includes 99,224 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003.

14 Includes 3,250,000 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2003.

15 Includes 7,500 shares of the Series G Convertible Redeemable Preferred Stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Beginning in October 2000 and through August 6, 2002, we engaged Corporate Revitalization Partners, or CRP, as consultants to assist us in our restructuring. Bradford C. Walker, who was appointed as our President and Chief Restructuring Officer in October 2002, a member of our Board of Directors in May 2002 and our President and Chief Executive Officer on August 6, 2002, was a Managing Director of CRP throughout the period of October 2000 through August 6, 2002. We expensed aggregate consulting fees and expenses in the amount of $430,500 and $62,838, respectively, to CRP for Mr. Walker's services from October 2001 through June 30, 2002. On August 6, 2002, we entered into an employment agreement with Mr. Walker in connection with his appointment as our President and Chief Executive Officer. See "Employment Agreements--Walker Employment Agreement."

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

                                     PART IV

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(i)    Consolidated Financial Statements
       ---------------------------------

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 2003 and June 30, 2002.

       Consolidated Statements of Operations
       for the years ended June 30, 2003, June 30, 2002 and June 30, 2001.

       Consolidated Statements of Stockholders'
       Equity (Capital Deficiency) for the years ended June 30, 2003, June 30, 2002 and June 30, 2001.

       Consolidated Statements of Cash Flows for the years ended June 30, 2003, June 30, 2002 and June 30, 2001

       Notes to Consolidated Financial Statements

(ii)   Independent Auditors' Report on Schedules

(iii)  Financial Statement Schedules - Schedule II

INDEPENDENT AUDITORS' REPORT ON SCHEDULES

To the Board of Directors and Stockholders of PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the consolidated financial statements of PrimeSource Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2003 and 2002 for each of the three years in the period ended June 30, 2003, and have issued our report thereon dated October 14, 2003; such financial statements and report are included elsewhere in this annual report on Form 10-K of PrimeSource Healthcare, Inc. and subsidiaries. Our audits also included the consolidated financial statement schedules of the Company for 2003 and 2002, Schedule II - Valuation and Qualifying Accounts. The financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2003 and 2002 consolidated financial statement schedules, when considered in relation to the basic 2003 and 2002 consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
October 14, 2003

                        VALUATION AND QUALIFYING ACCOUNTS


                                                                              Additions
                                            Balance at the       Charged to costs   Charged to other                 Balance at the
                                          beginning of year        and expenses         amounts         Deductions    end the year

FOR THE YEAR ENDED JUNE 30, 2002:
Accounts receivable allowances
   for doubtful accounts                       $   622,387          $  539,207        $ (33,697)        $  (727,524)    $   400,373

Inventory reserves - for obsolescence            1,659,410             705,693          (76,977)           (689,954)      1,598,172
Deferred income tax valuation  allowance         7,042,400                            1,662,400                           8,704,800
                                               -----------          ----------       ----------         ------------     -----------


Total allowances deducted from assets          $ 9,324,197          $1,244,900       $1,551,726         $(1,417,478)    $10,703,345
                                               ===========          ==========       ==========         ============     ===========


FOR THE YEAR ENDED JUNE 30, 2003:
Accounts receivable allowances
   for doubtful accounts                       $   400,373          $  173,345        $ (92,964)        $  (266,859)    $   213,895

Inventory reserves - for obsolescence            1,598,172             416,716          (80,869)           (827,787)      1,106,232
Deferred income tax valuation allowance          8,704,800                                                 (191,500)      8,513,300
                                               -----------          ----------       ----------         ------------     -----------


Total allowances deducted from assets          $10,703,345          $  590,061        $(173,833)        $(1,286,146)    $ 9,833,427
                                               ===========          ==========        ==========        ============     ===========

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

     3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed February 14, 2003).

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

     10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form == 10-K, File No. 0-14961, filed September 30, 2002).

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

     10.19   Stock  Purchase  Agreement,  dated  June  30,  2003,  by and  among
             PrimeSource Surgical, Inc., Peter Miller, Peter Eule and New England Medical Specialties, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

     10.20 Waiver Agreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

     10.21 Severance Agreement, dated September 5, 2003, by and between PrimeSource Healthcare, Inc. and Bradford C. Walker. (Incorporated by reference to Form 8-K, File No. 0-14961, filed September 8,
             2003).

     21.1    Subsidiaries of the Registrant.

     31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (b) Reports on Form 8-K:

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PRIMESOURCE HEALTHCARE, INC.


                                               by   /s/Joseph H. Potenza
                                               ---------------------------------
                                                    Joseph H. Potenza, President


October 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                Date
---------                       -----                                ----


/s/ William H. Lomicka          Director                        October 14, 2003
----------------------
    William H. Lomicka


/s/ Larry H. Coleman            Director                        October 14, 2003
----------------------
    Larry H. Coleman


/s/ Joseph H. Potenza           President and Director          October 14, 2003
----------------------
    Joseph H. Potenza


/s/ Shaun D. McMeans            Chief Operating Officer,        October 14, 2003
----------------------          Chief Financial Officer
    Shaun D. McMeans            and Treasurer, Director

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

     3.21 Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed February 14, 2003).

     3.22 Amended and Restated By-Laws (Incorporated by reference to Form 8 K, File No. 0 -14961, filed August 8, 2002).

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

     10.3 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form == 10-K, File No. 0-14961, filed September 30, 2002).

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

     10.19   Stock  Purchase  Agreement,  dated  June  30,  2003,  by and  among
             PrimeSource Surgical, Inc., Peter Miller, Peter Eule and New England Medical Specialties, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

     10.20 Waiver Agreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

     10.21 Severance Agreement, dated September 5, 2003, by and between PrimeSource Healthcare, Inc. and Bradford C. Walker. (Incorporated by reference to Form 8-K, File No. 0-14961, filed September 8,
             2003).

     21.1    Subsidiaries of the Registrant.

     31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         None.