Form 10-Q
period 2003-09-30
PRIMESOURCE HEALTHCARE INC
filed 2003-11-13
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------    -------------
                        Commission File Number--000-14961

                          PRIMESOURCE HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

               Massachusetts                           04-2741310
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

Yes     X    No
     -------     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X
     ---------     -------

On November 10, 2003, there were 22,375,144 shares of the Registrant's common stock outstanding.

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I  FINANCIAL INFORMATION                                               PAGE

        Item 1.    Financial Statements

                   Consolidated  Balance  Sheets as of  September  30, 2003
                   (unaudited) and June 30, 2003                               3

                   Unaudited Consolidated  Statements of Operations for the
                   three months ended September 30, 2003 and 2002              5

                   Unaudited   Consolidated   Statements  of  Stockholders'
                   Equity                                                      7

                   Unaudited Consolidated  Statements of Cash Flows for the
                   three months ended September 30, 2003 and 2002              8

                   Notes to Unaudited Consolidated Financial Statements       10

        Item 2.    Management's   Discussion   and  Analysis  of  Financial
                   Condition and Results of Operations                        24

        Item 3.    Quantitative  and  Qualitative  Disclosure  About Market
                   Risk                                                       29

        Item 4.    Controls and Procedures                                    30

PART II  OTHER INFORMATION

        Item 1.   Legal Proceedings                                           30

        Item 2.   Changes in Securities and Use of Proceeds                   30

        Item 6.   Exhibits and Reports on Form 8-K                            31

SIGNATURES                                                                    36

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------------------------

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003
--------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,      JUNE 30,
ASSETS                                                                    2003             2003
                                                                       (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                          $   224,689       $   489,911
  Accounts receivable--net of allowance for doubtful accounts
    of approximately $218,000 and $214,000, respectively               5,992,054         6,111,062
  Inventories--net                                                     7,420,498         7,517,965
  Income taxes receivable                                                 68,369            67,800
  Prepaid expenses and other current assets                              162,531           172,397
                                                                     -----------       -----------

           Total current assets                                       13,868,141        14,359,135

PROPERTY AND EQUIPMENT--Net                                              961,911           996,358

INTANGIBLE ASSETS--Net of accumulated amortization
  of approximately $238,000 and $236,000, respectively                   116,085           118,290

GOODWILL--Net                                                         15,956,883        15,956,883

OTHER ASSETS--Net of accumulated amortization of
  approximately $859,000 and $782,000, respectively                      182,682           233,874
                                                                     -----------       -----------

TOTAL                                                                $31,085,702       $31,664,540
                                                                     ===========       ===========

                                                                                       (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND JUNE 30, 2003
--------------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY                                                September 30,          June 30,
                                                                                        2003                 2003
                                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                                    $5,098,471         $5,636,333
  Accrued expenses                                                                     1,837,491          2,240,770
  Accrued restructuring costs                                                            561,272            690,968
  Customer deposits                                                                       80,998             72,895
  Lines of credit                                                                      6,270,170          5,926,021
  Current portion of long-term debt                                                      356,025            559,877
  Current portion of capital lease obligations                                            20,998             25,425
                                                                                    ------------         ----------

           Total current liabilities                                                  14,225,425         15,152,289

CAPITAL LEASE OBLIGATIONS--Net of current portion                                         18,095             21,433

LONG-TERM DEBT--Net of current portion                                                   101,665            105,696

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK-- No par value--authorized
  230,000 shares; issued and outstanding,
  222,500; aggregate liquidation preference of $14,831,308                             7,711,308
                                                                                    ------------         ----------

TOTAL LIABILITIES                                                                     22,056,493         15,279,418
                                                                                    ------------         ----------

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK-- No par value--authorized
  230,000 shares; issued and outstanding,
  222,500 shares; aggregate liquidation preference of $14,687,737                                         5,699,121
                                                                                                         ----------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--authorized 75,000,000 shares; issued and
    outstanding, 22,375,094 shares                                                      223,750             223,750
  Additional paid-in capital                                                         19,295,451          21,347,451
  Accumulated deficit                                                               (10,489,992)        (10,885,200)
                                                                                    ------------         ----------

  Net stockholders' equity                                                            9,029,209          10,686,001
                                                                                    ------------         ----------

TOTAL                                                                               $31,085,702         $31,664,540
                                                                                    ============        ===========

See notes to condensed consolidated financial statements.                                               (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended
                                                                       September 30,

                                                                   2003                  2002

NET SALES                                                     $12,162,316           $11,789,776

COST OF SALES                                                   7,665,890             7,498,853
                                                                ---------             ---------

GROSS PROFIT                                                    4,496,426             4,290,923
                                                                ---------             ---------

OPERATING EXPENSES:
  Selling expenses                                              2,018,248             1,783,992
  General and administrative expenses                           1,740,322             1,602,237
  Depreciation and amortization expenses                          157,339               199,042
                                                                ---------             ---------

    Total operating expenses                                    3,915,909             3,585,271
                                                                ---------             ---------

OPERATING INCOME                                                  580,517               705,652

INTEREST EXPENSE                                                 (299,969)             (326,967)

OTHER (EXPENSE) INCOME                                            (78,724)               64,930
                                                                ---------             ---------

INCOME BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                       201,824               443,615

DISCONTINUED OPERATIONS-
  INCOME FROM DISCONTINUED OPERATIONS                                                    40,615

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - GOODWILL IMPAIRMENT                                                    (4,454,656)
                                                                ---------             ---------

NET INCOME (LOSS)                                                 201,824            (3,970,426)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                             (106,119)

EFFECT OF EQUITY RECAPITALIZATION                                                    11,809,741
                                                                ---------             ---------

NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS                     $201,824            $7,733,196
                                                                 ========            ==========

                                                                                    (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------------------------------------------------

                                                                                    Three Months Ended
                                                                                       September 30,
                                                                                   2003           2002

INCOME PER SHARE BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE:
    Basic                                                                          $0.01           $0.71
                                                                                   =====           =====
    Diluted                                                                        $0.01           $0.34
                                                                                   =====           =====

INCOME PER SHARE FROM DISCONTINUED OPERATIONS:
    Basic                                                                          $  -            $ -
                                                                                   =====           =====
    Diluted                                                                        $  -            $ -
                                                                                   =====           =====

LOSS PER SHARE FROM CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE-
  GOODWILL IMPAIRMENT:
    Basic                                                                          $  -            $(0.26)
                                                                                   =====           =====
    Diluted                                                                        $  -            $(0.13)
                                                                                   =====           =====

NET INCOME PER SHARE AVAILABLE FOR COMMON
  STOCKHOLDERS:
    Basic                                                                          $0.01           $0.45
                                                                                   =====           =====
    Diluted                                                                        $0.01           $0.22
                                                                                   =====           =====

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF
  INCOME (LOSS) PER SHARE
    Basic                                                                          22,375,094      17,146,909
                                                                                   ==========      ==========
    Diluted                                                                        22,375,094      36,018,121
                                                                                   ==========      ==========

See notes to condensed consolidated financial statements.                                         (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------------------------------------------------------------------------------------------


                                                                          ADDITIONAL                          TOTAL
                                                 COMMON STOCK              PAID-IN          ACCUMULATED    STOCKHOLDERS'
                                            -------------------------
                                             SHARES         AMOUNT         CAPITAL            DEFICIT        EQUITY


BALANCE, JULY 1, 2003                        22,375,094     $223,750      $21,347,451      $(10,885,200)    $10,686,001

Reclassification of Series G Convertible,
Redeemable Preferred Stock                                                 (2,062,000)          193,384      (1,868,616)
Issuance of compensatory stock options                                         10,000                            10,000
Net income                                                                                      201,824         201,824
                                             ----------     --------      ------------    -------------      ----------

BALANCE, SEPTEMBER 30,2003                   22,375,094     $223,750      $19,295,451      $(10,489,992)     $9,029,209
                                             ==========     ========      ===========     =============      ==========


See notes to condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------------------------------------
                                                                             Three months ended
                                                                                 September 30,
                                                                        2003                2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $201,824         $(3,970,426)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization                                         157,339             200,593
   Goodwill impairment                                                                     4,454,656
   Loss on disposal of property and equipment                                 64                 244
   Issuance of compensatory stock options                                 10,000              20,000
   Gain on legal settlement                                                                  (42,548)
   Change in operating assets and liabilities:
      Accounts receivable                                                119,008             141,256
      Inventories                                                         97,467             578,350
      Income taxes receivable                                               (569)                  0
      Prepaid expenses and other current assets                            9,866              42,218
      Other assets                                                       (26,151)           (105,815)
      Accounts payable                                                  (537,862)         (1,095,253)
      Accrued expenses                                                  (397,261)           (727,418)
      Accrued restructuring costs                                       (129,696)           (213,543)
      Customer deposits                                                    8,103            (136,446)
                                                                        --------            --------

           Net cash used in operating activities                        (487,868)           (854,132)
                                                                        --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (43,449)             (7,170)
  Proceeds from the sale of property and equipment                            40                  24
  Acquisition of other assets                                                                   (700)
                                                                        --------            --------

           Net cash used in investing activities                         (43,409)             (7,846)
                                                                        --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                    5,048,982           3,566,759
   Repayments on lines of credit                                      (4,704,833)         (3,877,202)
   Repayments of long-term debt                                         (213,667)         (1,061,671)
   Repayments on capital leases                                           (7,998)            (10,613)
   Accrued unpaid dividends on redeemable preferred stock- Series G      143,571
   Proceeds from issuance of preferred stock-net of costs                                  2,214,550
                                                                        --------           ---------

           Net cash provided by financing activities                     266,055             831,823
                                                                        --------            --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (265,222)            (30,155)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           489,911             285,735
                                                                        --------            --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $224,689            $255,580
                                                                        ========            ========
                                                                                          (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------------------------------

                                                                      Three months ended
                                                                         September 30,
                                                                    2003              2002

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION -Cash paid during the period for:
    Interest                                                        $150,653           $166,307
                                                                    ========           ========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
    Issuance of note payable for debt refinancing costs                                $250,000
                                                                                      =========
    Discount on issuance of note payable for legal services         $(5,784)          $(40,023)
                                                                    ========          =========
    Fair value of common stock cancelled in sale of assets                              $64,160
                                                                                      =========
    Fair value of common stock cancelled in legal settlement                            $42,548
                                                                                      =========
    Issuance of compensatory stock options                                              $20,000
                                                                                      =========

See notes to condensed consolidated financial statements.                             (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. ("PrimeSource Healthcare") and its subsidiaries (collectively, "PrimeSource" or the "Company"). The Company's wholly owned operating subsidiaries include PrimeSource Surgical, Inc. ("PrimeSource Surgical") and Bimeco, Inc. All intercompany balances and transactions are eliminated in consolidation.

      The Company's primary debt financing is provided under loans from two different banks. As of September 30, 2003, the Company had $4,998,585 of outstanding borrowings under the PrimeSource Surgical credit agreement (the "PrimeSource Surgical Credit Agreement"), and $1,271,585 outstanding under the Luxtec credit agreement (the "Luxtec Credit Agreement"), as further discussed in Note 5. The two credit agreements discussed above include certain financial covenants, with which the Company was in compliance at September 30, 2003. The PrimeSource Surgical Credit Agreement matures on March 31, 2004 and the Luxtec Credit Agreement matures on December 31, 2003. The Company is evaluating refinancing its credit agreements or raising additional funding through equity placements to consolidate its credit agreements into a single agreement. Based upon discussions to date, Company management believes it will obtain adequate bank facilities and funding to continue to fund operations.

      The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

      On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby") for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity ("NMSI"). Peter Miller, a stockholder of NMSI, was the Regional Manager of Ruby prior to the disposition of the capital stock of Ruby. In connection with the sale of the capital stock of Ruby, Mr. Miller concluded his employment relationship with PrimeSource. The cash proceeds were used to pay off the PrimeSource Term Note and reduce the revolving line of credit with Citizens Bank of Massachusetts. The loss on the disposal of the operation of $73,830 was included as discontinued operations in the fourth quarter of fiscal year 2003, and the related results of operations for the operation were reclassified as discontinued operations.

      Certain reclassifications have been made to the fiscal 2003 consolidated financial statements to conform to the current presentation. As a result of the Company's disposal of Ruby in 2003, the Company's previously reported consolidated financial statements for 2003 have been restated to present the discontinued Ruby operations separate from continuing operations.

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS No. 150"). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company has adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, has reclassified its Series G Convertible Redeemable, Preferred Stock ("Series G Stock") from equity to a liability. Further effects of this adoption are discussed in
      Note 10.

3.    INVENTORIES

      At September 30, 2003 and June 30, 2003, inventories consisted of the following:

                                                 September 30,         June 30,
                                                    2003               2003

      Raw materials                                 $895,294          $775,583
      Work-in-process                                 61,393               885
      Finished goods                               7,576,384         7,847,729
      Reserve for obsolescence                    (1,112,573)       (1,106,232)
                                                  -----------       -----------

      Inventories--net                            $7,420,498        $7,517,965
                                                  ===========       ===========


4.    GOODWILL, INTANGIBLE AND OTHER ASSETS

      At September 30, 2003 and June 30, 2003, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), beginning July 1, 2002 the Company's goodwill is not subject to amortization.

      In accordance with SFAS No. 142, the Company completed the test for impairment as of July 1, 2002, and concluded that consolidated goodwill was impaired. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge was non-operational in nature and was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying consolidated statements of operations. No income tax effect was recognized as the Company is in a loss position and any expense recorded would be offset by a reduction in the corresponding valuation allowance.

      The total impairment amount of $4,454,656 was attributable to the Company's manufacturing reporting segment and represents a portion of the previously unamortized goodwill resulting from the Company's reverse merger with PrimeSource Surgical on March 2, 2001. In calculating the impairment charge, the consolidated goodwill was allocated to the reporting segment based upon the estimated fair value of each reporting unit. The fair value of each reporting unit was estimated using a weighted average of the income methodology approach, the market methodology approach and the asset based approach.

      In accordance with SFAS No. 142, the Company has performed its annual impairment test in July 2003 and found no further impairment in its existing goodwill balances.

      Included in intangible assets at September 30, 2003 and June 30, 2003, the Company had intangible assets, with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and $304,838, respectively, and accumulated amortization of $237,950 and $235,744, respectively.

      The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of deferred financing costs with a total cost of $947,068 and $922,068, respectively, and accumulated amortization of $859,048 and $781,705, at September 30, 2003 and June 30, 2003, respectively. These costs are being amortized over the life of the related debt.

      Intangible and other asset amortization expense for the three months ended September 30, 2003 was approximately $79,000. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

      2004                                                          $95,000
      2005                                                            9,000
      2006                                                            9,000
      2007                                                            8,000
      2008                                                            8,000
      Thereafter                                                     26,000
                                                                     ------

      Total                                                        $155,000
                                                                   ========

5.    LONG-TERM DEBT AND LINES OF CREDIT

      At September 30, 2003 and June 30, 2003, long-term debt consisted of the following:

                                                 September 30,        June 30,
                                                     2003               2003

      Other notes payable                          $457,690          $665,573

      Less current portion                         (356,025)         (559,877)
                                                   ---------         ---------

      Total long-term debt                         $101,665          $105,696
                                                   ========          ========

      At September 30, 2003 and June 30, 2003, lines of credit consisted of the following:

                                               September 30,       June 30,
                                                  2003               2003

      Line of credit--PrimeSource Surgical      $4,998,585       $4,654,436
      Line of credit--Luxtec                     1,271,585        1,271,585
                                                 ---------        ---------

      Total lines of credit                     $6,270,170       $5,926,021
                                                ==========       ==========


      On March 2, 2001, the Company entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, the Company amended the Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the original Luxtec Credit Agreement. Under the amendment the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at September 30, 2003). As of September 30, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.00% at September 30, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At September 30, 2003, there was $3,415 of availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

      The  Luxtec  Credit   Agreement   contains   covenants  that  require  the
      maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2003.

      On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the original PrimeSource Surgical Credit Agreement was extended to March 31, 2004 and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,271,490 at September 30, 2003). As of September 30, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.00% (7.00% at September 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At September 30, 2003, there was $272,905 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

      On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note (the "PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. On June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the Series G Stock.

      The PrimeSource Surgical Term Loan was subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were reduced by 40% because on June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the most recent offering of Series G Stock. In connection with the PrimeSource Surgical Term Loan payoff on June 30, 2003, the amount outstanding under this term loan facility fee is $180,000, which is included in accrued expenses and is due on or before December 31, 2003.

      The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of September 30, 2003.

      Other notes payable include:

                                                           September 30,       June 30,
                                                              2003               2003

      Luxtec tenant note                                     $73,983            $77,650

      PrimeSource legal counsel note, net of unamortized
       discount of $7,042 and $12,827, respectively          277,957            357,173

      PrimeSource Citizens Bank note                          62,500            187,500

      Other long-term note                                    43,250             43,250
                                                              ------             ------

      Total other notes payable                              457,690            665,573

      Less current portion                                  (356,025)          (559,877)
                                                             --------           --------

      Total long-term debt                                  $101,665           $105,696
                                                            ========           ========

      The Luxtec tenant note is a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005.

      The PrimeSource legal counsel note is a non-interest bearing demand note payable with an original balance of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. Monthly principal payments are $30,000 commencing on March 20, 2004. (See Note 12).

      The PrimeSource Citizen Bank note is a $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 were due quarterly and the balance of the note is due December 31, 2003. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

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

      As a result of the  restructuring  plan,  during  fiscal  year  2002,  the
      Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants, $500,000 related to a remaining facility lease liability, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity related to accrued restructuring costs for the three-month period ended September 30, 2003 consisted of the following:

                                       Employee         Other
                                       Related        Contracts         Total

      Balance, June 30, 2003           $263,768        $427,200        $690,968

      Cash payments                     (88,116)        (41,580        (129,696)
                                        --------        --------       --------

      Balance, September 30, 2003      $175,652        $385,620        $561,272
                                       ========        ========        ========


7.    INCOME TAXES

      At September 30, 2003 and June 30, 2003, the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $6,683,700 and $6,763,700, respectively. A full valuation allowance has been provided against these deferred tax assets as of September 30, 2003 as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences.

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

      Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including general and administrative expenses. Operating income for each segment consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment's selling, general, and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segments' operations. Included in the total assets of the corporate staff operations are property and equipment, intangibles and other assets.

      Following  the merger  (the  "Merger")  of the  Company  with  PrimeSource
      Surgical on March 2, 2001, certain products of the Specialty Medical Products Manufacturing segment were sold to the Specialty Distribution--Surgical segment. Total sales between these segments totaled approximately $1,449,569 for the three-month period ended September 30, 2003, and approximately $1,382,858 for the same period in 2002.

      The Company utilizes a management fee allocation for financial statement purposes. This allocation reclassifies a portion of the corporate expense to the operating segments.

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below for the three months ending September 30 and total assets as of the end of each period:


                                  Distribution
                                      -           Distribution -
                                  PrimeSource      PrimeSource                    Corporate/
                                   Surgical       Critical Care    Manufacturing    Other           Total

      Net sales
        2003                       $7,298,033      $2,927,299     $1,936,984                    $12,162,316
        2002                        6,313,090       3,563,539      1,913,147                     11,789,776

      Net income (loss)
        2003                         $214,315        $(3,176)       $295,349      $(304,664)       $201,824
        2002                           64,040        140,226      (3,934,145)      (240,547)     (3,970,426)

      Depreciation and amortization
        2003                          $32,850           $177         $44,764        $79,548        $157,339
        2002                           64,856          2,993          34,785         96,408         199,042

      Interest expense
        2003                          $87,115        $31,152         $25,228       $156,474        $299,969
        2002                           84,025         58,234          33,869        150,839         326,967

      Total assets
        September 30, 2003        $25,453,299     $2,666,897      $2,859,314       $106,192     $31,085,702
        June 30, 2003              25,041,081      3,361,430       2,935,095        326,934      31,664,540

9.    NET INCOME PER SHARE

      Net income per share amounts are calculated using net income available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three months ended September 30:

                                                                    THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  2003                2002
  Numerator:
    Net income before discontinued operations and
     cumulative effect of change in accounting principle        $201,824             $443,615
   Discoutinued operations                                                             40,615
   Effect of change in accounting principle-
    Goodwill impairment                                                            (4,454,656)
   Preferred dividends and accretion                                                 (106,119)
   Effect of equity recapitalization                                               11,809,741
                                                              ----------           ----------

   Net income available to common stockholders                  $201,824           $7,733,196
                                                              ==========           ==========

  Denominator:
   Basic weighted average common shares outstanding           22,375,094           17,146,909
   Dilutive effect of:
    Warrants                                                                        7,737,803
    Assumed conversion of Series G Stock                                           11,133,409
                                                              ----------           ----------
  Weighted average common shares for the purpose
    of calculating diluted earnings per share                 22,375,094           36,018,121
                                                              ==========           ==========

      For the three months ended September 30, 2003 and 2002, options and warrants to purchase common stock totaling 1,632,363 and 7,653,822, respectively were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share because the result would be antidilutive because the exercise price exceeded the average market price. Upon implementation of SFAS No. 150, the Company's Series G Stock is no longer considered a dilutive equity security and therefore there was no effect given to the potential dilutive effect of these shares in the calculation of weighted average common shares outstanding for the quarter ended September 30, 2003. Put warrants outstanding totaling 282,022 at September 30, 2002 were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive because the put exercise price exceeded the average market price.

10.   PREFERRED STOCK

      On August 6, 2002, the Company created a new series of preferred stock, Series G Stock, no par value, and the Company issued and sold 70,452 shares of Series G Stock on that date for proceeds of $1,866,037, net of costs of $388,429. The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. In addition, on September 15, 2002, November 15, 2002, January 15, 2003 and June 30, 2003, the Company issued and sold an additional aggregate 50,485.5 shares of Series G Stock for proceeds of $1,497,994, net of costs of $117,542. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As noted above, in connection with the Series G Stock issuance, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock with an exercise price of $.01 per share and a 10-year life. The value of these warrants was calculated using the Black-Scholes method, an expected life of 7 years, volatility of 50% and a zero-coupon bond rate of 4.09%. The resulting value of $1,031,000 was recorded as additional paid-in capital on August 6, 2002 in connection with the sale of the Series G Stock. The resultant beneficial conversion feature of $1,031,000 was recorded directly to additional paid-in capital in December 2002 when the Series G Stock became convertible.

      Upon adoption of SFAS No. 150, the Company's Series G Stock has been reclassified in the consolidated balance sheet as of July 1, 2003 from equity presentation to the liability section. The unamortized portion of the initial recorded amount for the warrants was reversed out of additional paid-in capital and the book value of the Series G Stock was increased to the redemption amount of $7,711,308.

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

      The Company issued 1,300,000 equity-based options to certain employees during the three months ended September 30, 2003. The exercise price was set at the estimated fair market value of the stock at the date of grant.

      During fiscal year 2003, the Company issued equity-based 7,500 options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of Accounting Principles Board ("APB") Opinion No. 25, the Company recorded equity-based compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company's stock at the date of grant. The equity-based compensation is charged to expense on a straight line basis, over the one year period during which the options become vested. During the three months ended
      September 30, 2003 and 2002 the Company had recorded equity-based compensation expense related to these options in the amount of $10,000 and $20,000, respectively.

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

      The 1992 Plan, previously sponsored by Luxtec, is available to issue up to an aggregate of 25,000 shares of common stock in semiannual offerings. Stock is sold at 5 percent of fair market value, as defined. No shares were subscribed to or issued under the 1992 Plan in the period from March 2, 2001 through September 30, 2003.

      The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee, and that they have terms not to exceed 10 years. At September 30, 2003 and June 30, 2003, there were 64,000 shares available for future grants under the 1995 Director Plan.

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

      Changes in shares under options and warrants, in common stock equivalents, for the period ended September 30, 2003 are as follows:

                                                            OPTIONS                      WARRANTS
                                                    --------------------------- --------------------------
                                                                    WEIGHTED                      WEIGHTED
                                                                     AVERAGE                      AVERAGE
                                                      SHARES        EXERCISE        SHARES        EXERCISE
                                                    OUTSTANDING       PRICE       OUTSTANDING      PRICE

      Balance, June 30, 2003                         8,602,264        $0.53       16,838,554       $0.02

       Grants                                        1,300,000         0.32
       Canceled                                         (7,822)        2.02
                                                        -------

      Balance, September 30, 2003                    9,894,442        $0.50       16,838,554       $0.02
                                                     =========                    ==========

      Vested and exercisable, June 30, 2003          1,474,960                    16,838,554
                                                     =========                    ==========

      Vested and exercisable, September 30, 2003     4,760,690                    16,838,554
                                                     =========                    ==========

      The weighted-average fair value of option grants per share for options granted during the three months ended September 30, 2003 was approximately $0.11 per share.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amounts of $10,000 and $20,000 for the three-month periods ended September 30, 2003 and 2002, respectively, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants and warrant grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income for the three months ended September 30, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       2003                 2002

      Net income available to common stockholders, as
      reported                                          201,824      $7,733,196

      Stock-based employee compensation expense
      determined under fair-value method               (275,418)        (79,164)
                                                       ---------       --------

      Pro forma net income (loss)                      $(73,594)     $7,654,032
                                                       =========     ==========

      Earnings Per Share:
       Basic- as reported                               0.01               0.45
       Basic- pro forma                                 0.00               0.45

       Diluted- as reported                             0.01               0.22
       Diluted- pro forma                               0.00               0.22

      Black-Scholes Assumptions
       Risk-free interest rate                          2.32%              2.52%
       Expected dividend yield                            50%                50%
       Expected lives- in years                            3                  3
       Expected volatility                                 0%                 0%


12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION-- On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of Messrs. Rooney and Bayley and seeks an aggregate of at least $1.2 million in compensatory damages. The complaint was settled in November 2003. The terms of settlement include total cash payments of $125,000 to Messrs. Rooney and Bayley over a period of four months, beginning in November 2003.

      The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.

      EXECUTIVE COMPENSATION--In August 2002, the Company entered into a two-year employment agreement with its President and Chief Executive
      Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives.

      In September 2003, the Company entered into a severance agreement with the executive pursuant to which he resigned as the Company's President, Chief Executive Officer and a member of our Board of Directors.

                                   * * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003
--------------------------------------------------------------------------------


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

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate  goodwill  and other  intangible  assets with  indefinite  lives for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We recognized impairment losses in the year ended June 30, 2002 upon the disposition of a subsidiary and an impairment loss effective July 1, 2002 upon completion of SFAS No. 142 implementation. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future.

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

SALES RECOGNITION POLICY

Sales are recorded upon transfer of title to customers, generally, upon shipment of product.

RESULTS OF OPERATIONS

NET SALES--Net sales increased to $12,162,316 for the three months ended September 30, 2003, compared to $11,789,776 for the same period in 2002. The net sales increase of $372,540, or 3.2%, in the three-month period ended September 30, 2003 relative to the comparable period in 2002 was primarily due to sales growth.

COST OF SALES--Cost of sales increased to $7,665,890, or 63.0% of net sales, for the three months ended September 30, 2003, compared to $7,498,853, or 63.6% of net sales, for the same period in 2002. The increase of $167,037, or 2.2%, in the three-month period ended September 30, 2003 relative to the comparable period in 2002 was primarily due to increased sales related to sales growth. The decrease in cost of sales as a percentage of net sales in the three-month period ended September 30, 2003 compared to the same period in 2002 is due to a difference in product mix sold.

GROSS PROFIT--Gross profit was $4,496,426, or 37.0% of net sales, for the three months ended September 30, 2003, compared to $4,290,923, or 36.4% of net sales, for the same period in 2002. The increase of $205,503, or 4.8%, in the three-month period ended September 30, 2003 relative to the comparable period in 2002 is primarily due to increased sales related to sales growth. The increase in gross profit margins in the three-month period ended September 30, 2003 compared to the same period in 2002 is due to a difference in product mix sold.

SELLING EXPENSES--Selling expenses increased to $2,018,248, or 16.6% of net sales, for the three months ended September 30, 2003, compared to $1,783,992, or 15.1% of net sales, for the same period in 2002. The increase of $234,256, or 13.1%, is due to increased commission expense related to increased sales in the three months ended September 30, 2003, compared to the same period in 2002. The remaining increase is the result of an increase in self insured health benefit expenses.

GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses increased to $1,740,322, or 14.3% of net sales, for the three months ended September 30, 2003, compared to $1,602,237, or 13.6% of net sales, for the same period in 2002. The increase of $138,085, or 8.6%, for the three-month period is primarily a result of investment consultant fees, increased legal fees due to a complaint filed by two of the Company's former executives and increased self insured health benefit expenses.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased to $157,339, or 1.3% of net sales, for the three months ended September 30, 2003, compared to $199,042, or 1.7% of net sales, for the same period in 2002. The decrease of $41,703, or 21.0%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated.

INTEREST EXPENSE--Interest expense decreased to $299,969 for the three months ended September 30, 2003, compared to $326,967 for the same period in 2002. The decrease of $26,998, or 8.3%, is the result of decreased interest rates and fees as a result of the payoff of the Citizens term loan in June 2003 offset by the implementation of SFAS No. 150 which requires all accrued dividends to be recorded as interest expense effective July 1, 2003.

INCOME TAX PROVISION--The Company recorded no income tax expense for the three-month periods ended September 30, 2003 and 2002. Although the Company's current year taxable income for federal and certain states was eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company may be subject to income taxes in 2004 based on limitations on the use of its net operating loss carryforwards.

NET INCOME (LOSS)--Net income increased to $201,824 for the three months ended September 30, 2003, compared to a net loss of ($3,970,426) for the same period in 2002. The increase of $4,172,250, or 105.1%, resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a working capital deficit of $357,284 compared to a deficit of $793,154 at June 30, 2003. The decrease in our working capital deficit was primarily the result of decreased receivable balances and increase in lines of credit, offset by decreased accounts payable, accrued expenses and current obligations for long-term debt.

On March 2, 2001, we entered into an Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, we amended the original Luxtec Credit Agreement. Pursuant to the amendment to the Luxtec Credit Agreement, ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory, as defined ($1,275,000 at September 30, 2003). As of September 30, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.00% at September 30, 2003). Unused portions of the Luxtec Line of Credit accrue a fee at an annual rate of 1.00%. Borrowings are secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. At September 30, 2003, there was $3,415 of availability under the Luxtec Line of Credit. Borrowings under the Luxtec Line of Credit are payable upon maturity on December 31, 2003.

The Luxtec Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. The Company was in compliance with these financial covenants as of September 30, 2003.

On June 14, 1999, the Company's wholly owned subsidiary, PrimeSource Surgical, entered into an Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") for a line of credit (the "PrimeSource Surgical Line of Credit"). On August 6, 2002, PrimeSource Surgical amended the original PrimeSource Surgical Credit Agreement, pursuant to which the maturity date of the revolving line of credit under the PrimeSource Surgical Credit Agreement was extended to March 31, 2004, the maturity date of the term loan was extended to December 31, 2003, and certain other changes were made including modifications to interest rates and covenant requirements. Under the amendment the maximum amount available to borrow under the PrimeSource Surgical Line of Credit is limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,271,490 at September 30, 2003). As of September 30, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 3.00% (7.00% at September 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrue a fee at an annual rate of 0.375%. Borrowings are secured by substantially all of the assets directly held by PrimeSource Surgical. At September 30, 2003, there was $272,905 of availability under the PrimeSource Surgical Line of Credit. Borrowings under the PrimeSource Surgical Line of Credit are payable upon maturity in March 31, 2004.

On June  14,  1999,  as  part  of the  PrimeSource  Surgical  Credit  Agreement,
PrimeSource   Surgical   executed  an  Amended  and  Restated   Term  Note  (the
"PrimeSource Surgical Term Loan") in the original amount of $5,000,000 with Citizens. On June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the most recent Series G Convertible Redeemable, Preferred Stock ("Series G Stock").

The PrimeSource Surgical Term Loan was subject to a term loan facility fee. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were reduced by 40% because on June 30, 2003, we paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the most recent Series G Stock. In connection with the PrimeSource Surgical Term Loan payoff on June 30, 2003, the amount outstanding under this term loan facility fee is $180,000, which is included in accrued expenses and is due on or before December 31, 2003.

The PrimeSource Surgical Credit Agreement contains covenants that require the maintenance of defined financial ratios and income levels and limit additional borrowings and capital expenditures. PrimeSource Surgical was in compliance with these covenants as of September 30, 2003.

Other notes payable include:

                                                   September 30,        June 30,
                                                      2003               2003

Luxtec tenant note                                    $73,983            $77,650

PrimeSource legal counsel note, net of unamortized
  discount of $7,042 and $12,827, respectively        277,957            357,173

PrimeSource Citizens Bank note                         62,500            187,500

Other long-term note                                   43,250             43,250
                                                       ------             ------

Total other notes payable                            $457,690           $665,573
                                                     ========           ========


The Luxtec tenant note is a $100,000 note payable for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment in September 19, 2005.

The PrimeSource legal counsel note is a non-interest bearing demand note payable with an original balance of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of existing outstanding accounts payable, which matures May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. Monthly principal payments are $30,000 commencing on March 20, 2004.

The PrimeSource Citizen Bank note is a $250,000 note payable to Citizens in payment of the bank refinancing amendment fee. Equal principal payments on the note of $62,500 each are due March 31, 2003, June 30, 2003, September 30, 2003 and December 31, 2003. This note has been recorded as deferred financing costs and is being amortized over the life of the PrimeSource Surgical Credit Agreement.

As of September 30, 2003, we had $224,689 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Surgical Line of Credit. As of September 30, 2003, we had $272,905 available under the PrimeSource Surgical Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.

The Company's primary debt financing is provided under loans from two different banks. As of September 30, 2003, the Company had $4,998,585 of outstanding borrowings under the PrimeSource Surgical credit agreement (the "PrimeSource Surgical Credit Agreement"), and $1,271,585 outstanding under the Luxtec credit agreement (the "Luxtec Credit Agreement"), as further discussed in Note 5. The two credit agreements discussed above include certain financial covenants, with which the Company was in compliance at September 30, 2003. The PrimeSource Surgical Credit Agreement matures on March 31, 2004 and the Luxtec Credit Agreement matures on December 31, 2003. The Company is evaluating refinancing its credit agreements or raising additional funding through equity placements to consolidate its credit agreements into a single agreement. Based upon discussions to date, Company management believes it will obtain adequate bank facilities and funding to continue to fund operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------


The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at September 30, 2003 is $6,270,170, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

                  (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the Company's disclosure controls and procedures are effective

                  (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of Messrs. Rooney and Bayley and seeks an aggregate of at least $1.2 million in compensatory damages. The complaint was settled in November 2003. The terms of settlement include total cash payments of $125,000 to Messrs. Rooney and Bayley over a period of four months, beginning in November 2003.

We are also subject to claims and suits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

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

           31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2   Certification   of  CFO   Pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

           32.1 Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - The Company filed the following current reports on Form 8-K during the three-month period ended September 30, 2003:

           (1) On July 2, 2003, the Company filed a current report on Form 8-K, announcing under Item 2, the sale of all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., and announcing under Item 5, the issuance and sale of 17,812.50 shares of its Series G Convertible Redeemable Preferred Stock.

           (2) On September 8, 2003, the Company filed a current report on Form 8-K, concerning under Item 5, the resignation of Bradford
                  C. Walker as President and Chief Executive Officer and director of the Company, and the related severance agreement and general release. The Company also announced the appointment of Joseph Potenza as its President and the appointment of Mr. Potenza and Shaun McMeans to serve as directors of the Company.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






PRIMESOURCE HEALTHCARE, INC.
                                                (Registrant)




November 13, 2003                         /s/  Shaun D. McMeans
-----------------                         --------------------------------------
Date                                      Shaun D. McMeans
                                          Chief Financial Officer
                                          (Principal Accounting Officer and Duly
                                          Authorized Executive Officer)

INDEX TO EXHIBITS
--------------------------------------------------------------------------------


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

      3.23 Certificate of Correction dated July 13, 2001. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15,
               2001).

      3.24 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

      3.25 Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on August 8, 2002).

      3.26 Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed February 14, 2003).

      3.27 Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

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

      4.6 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

      4.7 Co-Sale Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as
               Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

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

      10.19 Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

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