Form 10-Q
period 2003-12-31
PRIMESOURCE HEALTHCARE INC
filed 2004-02-13
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes     X    No
     -------     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes            No     X    .
     ---------     -------

On February 10, 2004, there were 22,375,144 shares of the Registrant's common stock outstanding.

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1.   Unaudited Financial Statements

                   Consolidated Balance Sheets as of December 31, 2003
                   and June 30, 2003                                           3

                   Consolidated Statements of Operations for the three
                   and six months ended December 31, 2003 and 2002             5

                   Consolidated Statements of Stockholders' Equity for
                   the six months ended December 31, 2003 and June 30, 2003    7

                   Consolidated Statements of Cash Flows for the six
                   months ended December 31, 2003 and 2002                     8

                   Notes to Consolidated Financial Statements for the three
                   and six months ended December 31, 2003 and 2002            10

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        21

         Item 3.   Quantitative and Qualitative Disclosure About
                   Market Risk                                                26

         Item 4.   Controls and Procedures                                    27

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                          27

         Item 2.   Changes in Securities and Use of Proceeds                  27

         Item 6.   Exhibits and Reports on Form 8-K                           28

SIGNATURES                                                                    33

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003
---------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,        JUNE 30,
ASSETS                                                                    2003              2003

CURRENT ASSETS:
  Cash and cash equivalents                                          $   116,745       $   489,911
  Accounts receivable--net of allowance for doubtful accounts
    of approximately $224,000 and $214,000, respectively               5,660,742         6,111,062
  Inventories--net                                                     7,363,244         7,517,965
  Income taxes receivable                                                 68,370            67,800
  Prepaid expenses and other current assets                              201,111           172,397
                                                                     -----------       -----------

           Total current assets                                       13,410,212        14,359,135

PROPERTY AND EQUIPMENT--Net                                              910,389           996,358

INTANGIBLE ASSETS--Net of accumulated amortization
  of approximately $240,000 and $236,000, respectively                   113,879           118,290

GOODWILL--Net                                                         15,956,883        15,956,883

OTHER ASSETS--Net of accumulated amortization of
  approximately $0 and $782,000, respectively                             91,893           233,874
                                                                     -----------       -----------

TOTAL                                                                $30,483,256       $31,664,540
                                                                     ===========       ===========

                                                                                        (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND JUNE 30, 2003
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                           DECEMBER 31,           JUNE 30,
                                                                                  2003                 2003

CURRENT LIABILITIES:
  Accounts payable                                                          $   4,426,238       $   5,636,333
  Accrued expenses                                                              1,620,412           2,240,770
  Accrued restructuring costs                                                     301,048             690,968
  Customer deposits                                                               137,543              72,895
  Lines of credit                                                               6,594,430           5,926,021
  Current portion of long-term debt                                               104,753             559,877
  Current portion of capital lease obligations                                     16,076              25,425
                                                                            -------------       -------------

           Total current liabilities                                           13,200,500          15,152,289

CAPITAL LEASE OBLIGATIONS--Net of current portion                                  15,057              21,433

LONG-TERM DEBT--Net of current portion                                             97,537             105,696

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  222,501 shares; aggregate liquidation preference of $14,974,942               7,854,910
                                                                            -------------       -------------

TOTAL LIABILITIES                                                              21,168,004          15,279,418
                                                                            -------------       -------------

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  222,500 shares; aggregate liquidation preference of $14,687,737                                   5,699,121
                                                                                                -------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--authorized 75,000,000 shares; issued and
    outstanding, 22,375,144 and 22,375,094 shares, respectively                   223,751             223,750
  Additional paid-in capital                                                   19,295,451          21,347,451
  Accumulated deficit                                                         (10,203,950)        (10,885,200)
                                                                            -------------       -------------

  Net stockholders' equity                                                      9,315,252          10,686,001
                                                                            -------------       -------------

TOTAL                                                                       $  30,483,256       $  31,664,540
                                                                            =============       =============

See notes to condensed consolidated financial statements.                                         (Concluded)


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      DECEMBER 31,                      DECEMBER 31,
                                                                 2003             2002              2003             2002
NET SALES                                                       $12,540,745      $11,587,602       $24,703,061      $23,377,378

COST OF SALES                                                     7,853,005        7,307,103        15,518,895       14,805,956
                                                                -----------      -----------       -----------      -----------

GROSS PROFIT                                                      4,687,740        4,280,499         9,184,166        8,571,422
                                                                -----------      -----------       -----------      -----------

OPERATING EXPENSES:
  Selling expenses                                                2,026,450        1,826,671         4,044,698        3,610,663
  General and administrative expenses                             1,671,203        1,739,398         3,411,525        3,341,635
  Depreciation and amortization expenses                            172,912          209,447           330,251          408,489
                                                                -----------      -----------       -----------      -----------

    Total operating expenses                                      3,870,565        3,775,516         7,786,474        7,360,787
                                                                -----------      -----------       -----------      -----------

OPERATING INCOME                                                    817,175          504,983         1,397,692        1,210,635

INTEREST EXPENSE                                                   (432,063)        (237,925)         (732,032)        (564,892)

OTHER (EXPENSE) INCOME                                              (48,070)         117,295          (126,794)         182,225
                                                                -----------      -----------       -----------      -----------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION                                       337,042          384,353           538,866          827,968

INCOME TAX PROVISION                                                (51,000)                           (51,000)
                                                                -----------      -----------       -----------      -----------

INCOME BEFORE DISCONTINUED OPERATIONS
  OPERATIONS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                    286,042          384,353           487,866          827,968

DISCONTINUED OPERATIONS-
  INCOME FROM DISCONTINUED OPERATIONS                                                 31,772                             72,387

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE- GOODWILL
  IMPAIRMENT                                                                                                        (4,454,656)
                                                                -----------      -----------       -----------      -----------

NET INCOME (LOSS)                                                   286,042          416,125           487,866      (3,554,301)

DIVIDENDS AND ACCRETION ON PREFERRED
  STOCK                                                                             (301,204)                         (407,323)

EFFECT OF EQUITY RECAPITALIZATION                                                                                    11,809,741
                                                                -----------      -----------       -----------      -----------

NET INCOME AVAILABLE FOR COMMON
  STOCKHOLDERS                                                  $   286,042      $   114,921       $   487,866      $ 7,848,117
                                                                ===========      ===========       ===========      ===========
                                                                                                                    (Continued)


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
-----------------------------------------------------------------------------------------------------------------------------
                                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   DECEMBER 31,                    DECEMBER 31,
                                                              2003             2002           2003             2002


INCOME PER SHARE BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
    Basic                                                    $     0.01      $   -            $     0.02      $     0.62
                                                             ==========      ==========       ==========      ==========
    Diluted                                                  $     0.01      $   -            $     0.02      $     0.28
                                                             ==========      ==========       ==========      ==========

INCOME PER SHARE FROM DISCONTINUED
  OPERATIONS:
    Basic                                                    $    -          $   -            $   -           $   -
                                                             ==========      ==========       ==========      ==========
    Diluted                                                  $    -          $   -            $   -           $   -
                                                             ==========      ==========       ==========      ==========

LOSS PER SHARE FROM CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE-
  GOODWILL IMPAIRMENT:
    Basic                                                    $    -          $   -            $   -           $   (0.22)
                                                             ==========      ==========       ==========      ==========
    Diluted                                                  $    -          $   -            $   -           $   (0.10)
                                                             ==========      ==========       ==========      ==========

NET INCOME PER SHARE AVAILABLE FOR
  COMMON STOCKHOLDERS:
    Basic                                                    $     0.01      $   -            $     0.02           $0.40
                                                             ==========      ==========       ==========      ==========
    Diluted                                                  $     0.01      $   -            $     0.02           $0.18
                                                             ==========      ==========       ==========      ==========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF INCOME (LOSS) PER SHARE
    Basic                                                    22,375,136      22,379,345       22,375,115      19,863,495
                                                             ==========      ==========       ==========      ==========
    Diluted                                                  22,375,136      53,931,087       22,375,115      44,874,973
                                                             ==========      ==========       ==========      ==========

See notes to condensed consolidated financial statements.                                                     (Concluded)


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003
----------------------------------------------------------------------------------------------------------------------------------

                                                                                ADDITIONAL                            TOTAL
                                                        COMMON STOCK              PAID-IN       ACCUMULATED        STOCKHOLDERS'
                                               -------------------------------
                                                 SHARES          AMOUNT          CAPITAL          DEFICIT            EQUITY


BALANCE, JULY 1, 2003                             22,375,094     $  223,750    $21,347,451     $(10,885,200)       $10,686,001

  Reclassification of Series G Convertible,
    Redeemable Preferred Stock                                                  (2,062,000)         193,384         (1,868,616)
  Issuance of compensatory stock options                                            10,000                              10,000
  Exercise of stock option                                50              1                                                  1
  Net income                                                                                        487,866            487,866
                                                  ----------     ---------     -----------     ------------         ----------

BALANCE, DECEMBER 31, 2003                        22,375,144     $  223,751    $19,295,451     $(10,203,950)        $9,315,252
                                                  ==========     ==========    ===========     =============        ==========


See notes to condensed consolidated financial statements.


PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
-------------------------------------------------------------------------------------------------------------

                                                                                     SIX MONTHS ENDED
                                                                                        DECEMBER 31,
                                                                                  2003                2002

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                           $   487,866       $  (3,554,301)
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided by operating activities:
   Depreciation and amortization                                                  330,251             411,591
   Goodwill impairment                                                                              4,454,656
   Loss on disposal of property and equipment and intangibles                      39,669               2,428
   Issuance of compensatory stock options                                          10,000              50,000
   Debt forgiveness                                                              (150,000)
   Compensation expense on restricted common stock                                                      4,069
   Gain on legal settlement                                                                           (42,548)
   Change in operating assets and liabilities:
      Accounts receivable                                                         450,320             444,029
      Inventories                                                                 154,721           1,254,495
      Income taxes receivable                                                        (570)             88,931
      Prepaid expenses and other current assets                                   (28,714)             25,714
      Other assets                                                                (65,995)           (102,218)
      Accounts payable                                                         (1,210,095)           (883,855)
      Accrued expenses                                                           (608,716)           (746,570)
      Accrued restructuring costs                                                (389,920)           (431,910)
      Customer deposits                                                            64,648            (116,240)
                                                                              -----------        ------------

           Net cash (used in) provided by operating activities                   (916,535)            858,271
                                                                              -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (71,605)           (125,603)
  Proceeds from the sale of property and equipment                                    40                  90
  Acquisition of other assets                                                                           (700)
                                                                              -----------        ------------

           Net cash used in investing activities                                 (71,565)           (126,213)
                                                                              -----------        ------------

                                                                                                  (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
---------------------------------------------------------------------------------------------------------------

                                                                                        SIX MONTHS ENDED
                                                                                           DECEMBER 31,
                                                                                     2003              2002

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                              16,511,507          7,129,717
   Repayments on lines of credit                                                (15,843,098)        (8,653,709)
   Repayments of long-term debt                                                    (324,923)        (1,305,086)
   Repayments on capital leases                                                     (15,725)           (17,841)
   Accrued unpaid dividends on redeemable preferred stock- Series G                 287,141
   Proceeds from issuance of common and preferred stock-net of costs                     32          2,450,000
                                                                                -----------         ----------

           Net cash provided by (used in) financing activities                      614,934           (396,919)
                                                                                -----------         ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               (373,166)           335,139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      489,911            285,735
                                                                                -----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   116,745        $   620,874
                                                                                ===========        ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
   Cash paid during the period for:
    Interest                                                                    $   248,187        $   353,779
                                                                                ===========        ===========
    Taxes                                                                       $    51,000
                                                                                ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
    Issuance of note payable for debt refinancing costs                                             $  250,000
                                                                                                    ==========
    Discount on issuance of note payable for legal services                     $   (11,640)        $  (29,350)
                                                                                ===========         ==========
    Fair value of common stock cancelled in sale of assets                                          $   64,160
                                                                                                    ==========
    Fair value of common stock cancelled in legal settlement                                        $   42,548
                                                                                                    ==========
    Issuance of compensatory stock options                                      $    10,000         $   50,000
                                                                                ===========         ==========

See notes to condensed consolidated financial statements.                                           (Concluded)


PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The unaudited consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. ("PrimeSource Healthcare") and its subsidiaries (collectively, "PrimeSource" or the "Company"). The Company's wholly owned operating subsidiaries include PrimeSource Surgical, Inc. ("PrimeSource Surgical") and Bimeco, Inc. ("Bimeco"). All intercompany balances and transactions are eliminated in consolidation.

      In December 2003, the Company consolidated its senior debt facilities. The Company's senior debt financing is now provided under a revolving demand note from Wells Fargo Business Credit, Inc. ("Wells Fargo"). As of December 31, 2003, the Company had $6,594,430 of outstanding borrowings under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement") as further discussed in Note 5. The Credit and Security Agreement includes certain financial covenants, with which the Company was in compliance at December 31, 2003.

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

2.    NEW ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement 150, Accounting for Certain FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, reclassified its Series G Convertible Redeemable, Preferred Stock ("Series G Stock") from equity to a liability. Further effects of this adoption are discussed in Note 10.

3.    INVENTORIES

      At December 31, 2003 and June 30, 2003, inventories consisted of the following:

                                             DECEMBER 31,        JUNE 30,
                                                2003               2003

       Raw materials                       $     938,019       $    775,583
       Work-in-process                           153,304                885
       Finished goods                          7,393,836          7,847,729
       Reserve for obsolescence               (1,121,915)        (1,106,232)
                                           -------------       -------------

       Inventories--net                    $   7,363,244       $  7,517,965
                                           =============       =============


4.    GOODWILL, INTANGIBLE AND OTHER ASSETS

      At December 31, 2003 and June 30, 2003, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"), beginning July 1, 2002 the Company's goodwill is not subject to amortization.

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

      Included in intangible assets at December 31, 2003 and June 30, 2003, the Company had intangible assets not subject to amortization totaling $49,196. The Company's intangible assets subject to amortization had useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and $304,838, respectively, and accumulated amortization of $240,155 and $235,744, respectively.

      The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of deferred financing costs with a total cost of $922,068 and accumulated amortization of $781,705, at June 30, 2003. The intangible assets related to the two previous banking facilities were written off in December 2003 in connection with the Company's consolidation of their debt facility.

      Intangible and other asset amortization expense for the three and six months ended December 31, 2003 was approximately $93,000 and $173,000, respectively. Estimated, approximate amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

      2004                                             $    4,400

      2005                                                  8,800

      2006                                                  8,800

      2007                                                  8,400

      2008                                                  8,400
      Thereafter                                           25,800
                                                       ----------

      Total                                            $   64,600
                                                       ==========


5. LONG-TERM DEBT AND LINES OF CREDIT

      At December 31, 2003 and June 30, 2003, lines of credit consisted of the following:

                                                  DECEMBER 31,       JUNE 30,
                                                     2003              2003

      Line of credit--PrimeSource Healthcare    $  6,594,430
      Line of credit--PrimeSource Surgical                       $  4,654,436
      Line of credit--Luxtec                                        1,271,585
                                                ------------     ------------

      Total lines of credit                     $  6,594,430     $  5,926,021
                                                ============     ============




      In December 2003, the Company refinanced its senior debt facilities. The Company paid off its revolving note under the Amended and Restated Security and Loan Agreement with ARK CLO 2000-1 LIMITED for $1,271,585. Simultaneously, the Company paid off its revolving line of credit with

      Citizens Bank of Massachusetts ("Citizens") (the "PrimeSource Surgical Line of Credit") under the Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") for $4,793,944.

      In connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee described below. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were $300,000 on June 30, 2003, but were reduced by 40% because on June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the most recent offering of Series G Stock.

      In conjunction with the Credit and Security Agreement with Wells Fargo, the Company entered into $7,500,000 revolving demand note (the
      "PrimeSource Healthcare Line of Credit"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,322,035 at December 31, 2003). As of December 31, 2003, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.00% at December 31, 2003). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At December 31, 2003, there was $727,605 of availability under the PrimeSource Healthcare Line of Credit.

      The Credit and Security Agreement contains covenants that require the maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2003.

      Other notes payable include:

                                                        DECEMBER 31,    JUNE 30,
                                                           2003           2003
      Luxtec tenant note                                $  70,227     $  77,650

      PrimeSource legal counsel note, net of unamortized
       discount of $1,187 and $12,827, respectively        88,813       357,173

      PrimeSource Citizens Bank note                                    187,500

      Other long-term note                                 43,250        43,250
                                                        ---------     ---------

      Total other notes payable                           202,290       665,573

      Less current portion                               (104,753)     (559,877)
                                                        ----------   ----------
      Total long-term debt                              $  97,537    $  105,696
                                                        =========    ==========


      The Luxtec tenant note for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

      The PrimeSource legal counsel note is a non-interest bearing demand note payable with an original balance of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of prior accounts payable. This note matures on May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. Monthly principal payments are $30,000 commencing on March 20, 2004.

      The PrimeSource Citizens Bank note was a $250,000 note payable to Citizens due for the bank refinancing amendment fee. This note was paid off in December 2003 simultaneous with the refinancing described above.

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

      As a result of the  restructuring  plan,  during  fiscal  year  2002,  the
      Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants, $500,000 related to a remaining lease liability for a facility to be closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity related to accrued restructuring costs for the six-month period ended December 31, 2003 consisted of the following:

                                        EMPLOYEE       OTHER
                                        RELATED      CONTRACTS          TOTAL

      Balance, July 1, 2003          $  263,768    $  427,200        $  690,968

      Cash payments                    (182,366)     (132,554)         (314,920)
                                     -----------   -----------       -----------

      Other Adjustments                               (75,000)

      Balance, December 31, 2003     $   81,402    $  219,646        $  301,048
                                     ==========    ==========        ==========


7.    INCOME TAXES

      At December 31, 2003 and June 30, 2003, the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $6,569,700 and $6,763,700, respectively. A full valuation allowance has been provided against these deferred tax assets as of December 31, 2003 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards.

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

      SPECIALTY DISTRIBUTION SERVICES--SURGICAL--The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

      SPECIALTY DISTRIBUTION SERVICES--CRITICAL CARE--The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal, childcare, and neonatal intensive care. This segment does business as Bimeco.

      Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including unallocated corporate general and administrative expenses. Operating income for each segment consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment's selling, general, and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

      The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segments' operations. Included in the total assets of the corporate staff operations are property and equipment, intangibles and other assets.

      Total sales between the manufacturing and surgical segments totaled approximately $1,525,080 and $2,974,649 for the three and six-month period ended December 31, 2003, and approximately $1,284,411 and $2,667,269, respectively, for the same periods in 2002.

      The Company charges a management fee allocation to each segment and reclassifies a portion of the corporate expense to the operating segments.

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below for the three months ending December 31 and total assets as of the end of each period:

                                 DISTRIBUTION     DISTRIBUTION
                                      -                -
                                  PRIMESOURCE      PRIMESOURCE                     CORPORATE/
                                   SURGICAL       CRITICAL CARE    MANUFACTURING      OTHER          TOTAL

Net sales
    2003                        $  7,416,649      $  3,247,230     $  1,876,866                   $  12,540,745
    2002                           6,678,255         2,795,875        2,113,472                      11,587,602

Net income (loss)
    2003                        $    280,307      $    143,624     $    358,599    $  (496,488)   $     286,042
    2002                              49,386           146,552          298,135        (77,948)         416,125

Depreciation and amortization
    2003                        $     32,989      $        293     $     46,246    $    93,384    $     172,912
    2002                              52,276             3,111           36,856        117,204          209,447

Interest expense
    2003                        $     38,729      $     22,604     $     26,231    $   344,499    $     432,063
    2002                              51,702            17,614           27,248        141,361          237,925

Total assets
    December 31, 2003           $ 26,122,599      $  2,301,382     $  1,984,491    $    74,784    $  30,483,256
    June 30, 2003                 25,041,081         3,361,430        2,935,095        326,934       31,664,540

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below for the six months ending December 31 and total assets as of the end of each period:

                                DISTRIBUTION       DISTRIBUTION
                                    -                  -
                                PRIMESOURCE        PRIMESOURCE                     CORPORATE/
                                 SURGICAL         CRITICAL CARE   MANUFACTURING      OTHER          TOTAL

Net sales
    2003                        $ 14,714,682      $  6,174,529     $  3,813,850                    $  24,703,061
    2002                          12,991,345         6,359,414        4,026,619                       23,377,378

Net income (loss)
    2003                        $    494,622      $    140,448     $    653,948    $  (801,152)    $     487,866
    2002                             113,426           286,778       (3,636,010)      (318,495)       (3,554,301)

Depreciation and amortization
    2003                        $     65,839      $        470     $     91,010    $   172,932     $     330,251
    2002                             117,132             6,104           71,641        213,612           408,489

Interest expense
    2003                        $    125,844      $     53,756     $     51,459    $   500,973     $     732,032
    2002                             135,727            75,848           61,117        292,200           564,892

Total assets
    December 31, 2003           $ 26,122,599      $  2,301,382     $  1,984,491    $    74,784     $  30,483,256
    June 30, 2003                 25,041,081         3,361,430        2,935,095        326,934        31,664,540

      9. NET INCOME PER SHARE

      Net income per share amounts are calculated using net income available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and six months ended December 31:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                          2003              2002           2003          2002
      Numerator:
        Net income before discontinued
          operations and cumulative effect of
          change in accounting principle                $  286,042      $  384,353     $  487,866     $  827,968
        Discontinued operations                                             31,772                        72,387
        Cumulative effect of change in accounting
          principle- Goodwill impairment                                                              (4,454,656)
        Preferred dividends and accretion                                (301,204)                      (407,323)
        Effect of equity recapitalization                                                              11,809,741
                                                        ----------      ----------     ----------      ----------

        Net income available to common
          Stockholders                                    $286,042        $114,921       $487,866      $7,848,117
                                                        ==========      ==========     ==========      ==========

      Denominator:                                               `                              `
        Basic weighted average common shares
          Outstanding                                   22,375,136      22,379,345     22,375,115      19,863,495
        Dilutive effect of:
          Warrants                                                      12,712,104                     10,239,339
          Assumed conversion of Series G Stock                          18,839,638                     14,772,139
                                                        ----------      ----------     ----------      ----------
        Weighted average common shares for
          the purpose of calculating diluted
          earnings per share                            22,375,136      53,931,087     22,375,115      44,874,973
                                                        ==========      ==========     ==========      ==========

      For the three and six months ended December 31, 2003, options and warrants to purchase common stock totaling 26,683,295, were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share because the result would be antidilutive because the exercise price exceeded the average market price. For the three and six months ended December 31, 2002, options and warrants to purchase common stock totaling 5,689,822, were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share because the result would be antidilutive because the exercise price exceeded the average market price. Upon implementation of SFAS No. 150, the Company's Series G Stock is no longer considered a dilutive equity security and therefore there was no effect given to the potential dilutive effect of these shares in the calculation of weighted average common shares outstanding for the three and six months ended December 31, 2003. Put warrants outstanding totaling 282,022 at December 31, 2002 were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive because the put exercise price exceeded the average market price.

10.   PREFERRED STOCK

      On August 6, 2002, the Company created a new series of preferred stock, Series G Stock, no par value. The Series G Stock has 230,000 authorized shares. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company.

      Upon adoption of SFAS No. 150, the Company's Series G Stock has been reclassified in the consolidated balance sheet as of July 1, 2003 from equity presentation to the liability section. Upon original issuance of the Series G Stock, $2,062,000 relating to warrants issued was recorded to additional paid-in capital. These amounts were reversed out of additional paid-in capital and the book value of the Series G Stock was increased to the redemption amount of $7,711,308 upon adoption of SFAS No. 150.

      On October 15, 2003, one option for the purchase of Series G Stock was exercised for $16.

11.   STOCK OPTIONS AND WARRANTS

      OPTIONS - At December 31, 2003, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the Company's Annual Report on Form 10-K as filed on October 14, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

      WARRANTS - At December 31, 2003, the Company had warrants outstanding, which are described more fully in Note 9 to the Company's Annual Report on Form 10-K as filed on October 14, 2003.

      Changes in shares under options and warrants, in common stock equivalents, for the period ended December 31, 2003 are as follows:

                                                            OPTIONS                    WARRANTS
                                                     --------------------------    ------------------------
                                                                      WEIGHTED                    WEIGHTED
                                                                       AVERAGE                     AVERAGE
                                                                       EXERCISE                   EXERCISE
                                                       SHARES           PRICE       SHARES          PRICE

      Balance, July 1, 2003                            8,602,264     $   0.53       16,838,554    $   0.02

         Grants                                        1,300,000         0.32
         Exercised                                          (50)         0.32
         Canceled                                       (57,473)         1.27
                                                       ---------                    ----------

      Balance, December 31, 2003                       9,844,741     $   0.50       16,838,554    $   0.02
                                                       =========                    ==========

      Vested and exercisable, June 30, 2003            1,474,960                    16,838,554
                                                       =========                    ==========

      Vested and exercisable, December 31, 2003        4,759,662                    16,838,554
                                                       =========                    ==========

      The weighted-average fair value of option grants per share for options granted during the three and six months ended December 31, 2003 was approximately $0.11 per share.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amounts of $30,000 for the three-month period ended December 31, 2002, and $10,000 and $50,000, respectively for the six-month periods ended December 31, 2003 and 2002, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants and warrant grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income for the three and six months ended December 31, 2003 and 2002 would have been the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              DECEMBER 31,                    DECEMBER 31,
                                                          2003            2002            2003            2002

      Net income available to common
      stockholders, as reported                         $  286,042      $  114,921      $  487,866    $  7,848,117

      Stock-based employee compensation expense
      determined under fair-value method                 (103,399)       (101,505)       (378,817)       (180,669)
                                                        ----------      ----------      ----------    ------------

      Pro forma net income                              $  182,643      $   13,416      $  109,049    $  7,667,448
                                                        ==========      ==========      ==========    ============

      Earnings Per Share:
        Basic- as reported                                    0.01            0.00            0.02            0.39
        Basic- pro forma                                      0.01            0.00            0.01            0.39

        Diluted- as reported                                  0.01            0.00            0.02            0.18
        Diluted- pro forma                                    0.01            0.00            0.00            0.17

      Black-Scholes Assumptions
        Risk-free interest rate                              2.32%           2.52%           2.32%           2.53%
        Expected volatility                                    50%             50%             50%             50%
        Expected lives- in years                                3               3               3               3
        Expected dividend yield                                 0%              0%              0%              0%


12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION-- On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of Messrs. Rooney and Bayley. The complaint was settled in November 2003. The terms of settlement included cash payments totaling $125,000 to Messrs. Rooney and Bayley over a period of four months, ending in February 2004.

      The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.

      EXECUTIVE COMPENSATION--In August 2002, the Company entered into a two-year employment agreement with its President and Chief Executive
      Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives. In September 2003, the Company entered into a severance agreement with the executive pursuant to which he resigned as the Company's President, Chief Executive Officer and a member of the Board of Directors. Amounts due under the severance agreement have been accrued.

                                   * * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2003
--------------------------------------------------------------------------------


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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

SALES RECOGNITION POLICY

Product sales are recorded upon transfer of title to customers, generally, upon shipment of product. Revenue earned from agency commission is recognized when the customer has received product.

RESULTS OF OPERATIONS

NET SALES--Net sales increased to $12,540,745 and $24,703,061 for the three and six months ended December 31, 2003, respectively, compared to $11,587,602 and $23,377,378 for the same periods in 2002. The net sales increase of $953,143, or 8.2%, and $1,325,683, or 5.7%, in the three and six-month periods ended December 31, 2003 relative to the comparable periods in 2002 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products.

COST OF SALES--Cost of sales increased to $7,853,005, or 62.6% of net sales, and $15,518,895, or 62.8% of net sales, for the three and six months ended December 31, 2003, respectively, compared to $7,307,103, or 63.1% of net sales, and $14,805,956, or 63.39% of net sales, for the same periods in 2002. The increase of $545,902, or 7.5%, and $712,939, or 4.8%, in the three and six-month periods ended December 31, 2003 relative to the comparable periods in 2002 was primarily due to increased sales as discussed above. The change in cost of sales as a percentage of net sales in the three and six-month periods ended December 31, 2003 compared to the same periods in 2002 is due to a difference in our product mix between stocking sales and agency sales. A majority of our business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services such as customer service and warehouse logistics. The remainder of our revenue is received on an agency basis whereby we do not stock the vendor's products and do not provide fulfillment services, but instead receive revenue in the form of an agency commission from the vendor in return for arranging the sale of a vendor's products. In the past six months, our product mix between stocking and agency based sales has shifted slightly to a higher agency component. Agency sales have no direct cost of sales. As a result, cost of sales as a percentage of net sales has decreased due to an increase in net revenue with no associated increase in cost of sales.

GROSS PROFIT--Gross profit was $4,687,740, or 37.4% of net sales, and $9,184,166, or 37.2% of net sales, for the three and six months ended December 31, 2003, respectively, compared to $4,280,499, or 36.94% of net sales, and $8,571,422, or 36.7% of net sales, for the same periods in 2002. The increase of $407,241, or 9.5%, and $612,744, or 7.1%, in the three and six-month periods ended December 31, 2003 relative to the comparable periods in 2002 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products. The increase in gross profit margins in the three and six-month periods ended December 31, 2003 compared to the same periods in 2002 is due to a difference in product mix sold as discussed above. Our product mix between stocking and agency based sales has shifted slightly to a higher agency component. Agency sales have no direct cost of sales. As a result, gross profit as a percentage of net sales has increased due to an increase in net revenue with no associated increase in cost of sales.

SELLING EXPENSES--Selling expenses increased to $2,026,450, or 16.2% of net sales, and $4,044,698, or 16.4% of net sales, for the three and six months ended December 31, 2003, respectively, compared to $1,826,671, or 15.8% of net sales, and $3,610,663, or 15.4% of net sales, for the same periods in 2002. The increase of $199,779, or 10.9%, and $434,035, or 12.0%, is primarily due to increased commission expense related to increased sales in the three and six months ended December 31, 2003, compared to the same periods in 2002. The increase in selling expense as a percentage of net sales in the three and six-month periods ended December 31, 2003 compared to the same periods in 2002 is also due to a difference in our product mix between stocking sales and agency sales. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales. As a result, selling commissions are higher as a percent of net sales revenue when the product mix has a higher comparative content of agency sales. The remaining increase is the result of an increase in self-insured health benefit expenses.

GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were $1,671,203, or 13.3% of net sales, and $3,411,525, or 13.8% of net sales, for the three and six months ended December 31, 2003, respectively, compared to $1,739,398, or 15.0% of net sales, and $3,341,635, or 14.3%, for the same periods in 2002. The decrease of $68,195, or 3.9%, for the three-month period is a result of lower legal fees, primarily those related to the settled legal complaint with the Company's former officers as mentioned in Note 12 of the notes to the condensed consolidated financial statements. The increase of $69,890, or 2.1%, for the six-month period ended December 31, 2003 is primarily the result of investment banking consultant fees, legal fees related to the settled legal complaint and an increase in self-insured health benefit expenses.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased to $172,912, or 1.4% of net sales, and $330,251, or 1.3% of net sales, for the three and six months ended December 31, 2003, respectively, compared to $209,447, or 1.8% of net sales, and $408,489, or 1.7% of net sales, for the same periods in 2002. The decrease of $36,535, or 17.4%, and $78,238, or 19.2%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated.

INTEREST EXPENSE--Interest expense was $432,063 and $732,032 for the three and six months ended December 31, 2003, respectively, compared to $237,925 and $564,892 for the same periods in 2002. The increase of $194,138, or 81.6%, for the three-month period is the result of the financing costs relating to the refinancing of the Company's senior debt. The increase of $167,140, or 29.6%, for the six-month period is also the result of the financing costs relating to the refinancing of the Company's senior debt and the implementation of SFAS 150 which requires all dividends accrued on preferred stock to be recorded as interest expense effective July 1, 2003. However, the increase is offset by decreases relating to lower interest rates and fees on the Company's senior debt as a result of the payoff of the Citizens term loan in June 2003. Interest expense on the Company's senior debt actually decreased by $84,678 or 25.9% during the six-month period ended December 31, 2003 over the same period in 2002.

INCOME TAX PROVISION--The Company recorded an income tax expense of $51,000 for the three and six-month periods ended December 31, 2003 and no income tax expense for the same periods in 2002. Although the Company's current year taxable income for federal and certain states was eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company may be subject to income taxes in 2004 based on limitations on the use of its net operating loss carryforwards.

NET INCOME (LOSS)--Net income decreased to $286,042 and increased to $487,866 for the three and six months ended December 31, 2003, compared to a net income of $416,125 and a net loss of ($3,554,301) for the same periods in 2002. The decrease of $130,083, or 31.3%, for the three-month period is primarily due to the write off deferred financing fees of approximately $190,000 related to our banking facilities. The increase of $4,042,167, or 113.7%, resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had a working capital of $209,712 compared to a deficit of $793,154 at June 30, 2003. The increase in our working capital was primarily the result of decreased accounts payable, accrued expenses and current obligations for long-term debt, offset by decreased receivable and inventory balances and increase in lines of credit.

In December 2003, the Company refinanced its senior debt facilities with Wells Fargo. The proceeds of the refinancing were used to pay off its revolving under the Amended and Restated Security and Loan Agreement with ARK CLO 2000-1 LIMITED for $1,271,585 and its revolving line of credit with Citizens Bank of Massachusetts ("Citizens") (the "PrimeSource Surgical Line of Credit") under the Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens for $4,793,944.

In connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee described below. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the PrimeSource Surgical Term Loan on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were $300,000 on June 30, 2003, but were reduced by 40% because on June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the most recent offering of Series G Stock.

In conjunction with the Credit and Security Agreement with Wells Fargo, the Company entered into $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,322,035 at December 31, 2003). As of December 31, 2003, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.00% at December 31, 2003). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At December 31, 2003, there was $727,605 of availability under the PrimeSource Healthcare Line of Credit.

The  Credit  and  Security   Agreement   contains  covenants  that  require  the
maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of December 31, 2003.

Other notes payable include:



                                                  DECEMBER 31,          JUNE 30,
                                                      2003                2003

Luxtec tenant note                                  $70,227             $77,650

PrimeSource legal counsel note, net of unamortized
  discount of $1,187 and $12,827, respectively       88,813             357,173

PrimeSource Citizens Bank note                                          187,500

Other long-term note                                 43,250              43,250
                                                     ------              ------

Total other notes payable                           202,290             665,573

Less current portion                               (104,753)           (559,877)
                                                  ---------           ---------

Total long-term debt                                $97,537            $105,696
                                                    =======            ========


The Luxtec tenant note for tenant improvements to Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months beginning November 2000, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

The PrimeSource legal counsel note is a non-interest bearing demand note payable with an original balance of $559,977 (net of unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of prior accounts payable. This note matures on May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. Monthly principal payments are $30,000 commencing on March 20, 2004.

The PrimeSource Citizens Bank note was a $250,000 note payable to Citizens due for the bank refinancing amendment fee. Equal principal payments on the note of $62,500 were due quarterly and the balance of the note was due December 31, 2003. This note was paid off in December 2003 simultaneous with the refinancing described above.

As of December 31, 2003, we had $116,745 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Healthcare Line of Credit. As of December 31, 2003, we had $727,605 available under the PrimeSource Healthcare Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------


The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at December 31, 2003 is $6,594,430, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES



ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

                (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures are effective

                (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of Messrs. Rooney and Bayley. The complaint was settled in November 2003. The terms of settlement included cash payments totaling $125,000 to Messrs. Rooney and Bayley over a period of four months, ending February 2004.

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

           10.22 Credit and Security Agreement, dated as of December 10, 2003, by and among PrimeSource Healthcare, Inc., PrimeSource Surgical, Inc., Bimeco, Inc. and Wells Fargo Business Credit, Inc.

           31.1 Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2    Certification   of  CFO   Pursuant  to  Section  302  of  the
                   Sarbanes-Oxley Act of 2002.

           32.1 Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - The Company filed the following current reports on Form 8-K during the three-month period ended December 31, 2003:

           (1) On December 17, 2003, the Company filed a current report on Form 8-K, announcing under Item 5, its entry into a Credit and Security Agreement, dated as of December 10, 2003, with PrimeSource Surgical, Inc., Bimeco, Inc. and Wells Fargo Business Credit, Inc. for a conditional, discretionary, demand, secured revolving credit line.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








PRIMESOURCE HEALTHCARE, INC.
                                                   (Registrant)






February 13, 2004                          /s/  Shaun D. McMeans
-----------------                          -----------------------------
Date                                       Shaun D. McMeans
                                           Chief Financial Officer
                                           Principal Accounting Officer and Duly
                                           Authorized Executive Officer)