Form 10-Q
period 2004-03-31
PRIMESOURCE HEALTHCARE INC
filed 2004-05-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes     X    No
     -------     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes          No    X
     -------     -----

On May 10, 2004, there were 22,375,144 shares of the Registrant's common stock outstanding.

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I   FINANCIAL INFORMATION                                              PAGE

         Item 1.   Unaudited Financial Statements

                   Consolidated  Balance  Sheets as of March 31,  2004
                   and June 30, 2003                                           3

                   Consolidated Statements of Operations for the three
                   and nine months ended March 31, 2004 and 2003               5

                   Consolidated Statements of Stockholders' Equity for
                   the nine months ended March 31, 2004                        7

                   Consolidated  Statements of Cash Flows for the nine
                   months ended March 31, 2004 and 2003                        8

                   Notes to Consolidated Financial Statements                 10

         Item 2.   Management's  Discussion  and Analysis of Financial
                   Condition and Results of Operations                        22

         Item 3.   Quantitative   and  Qualitative   Disclosure  About
                   Market Risk                                                30

         Item 4.   Controls and Procedures                                    30

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                          30

         Item 2.   Changes in Securities and Use of Proceeds                  30

         Item 6.   Exhibits and Reports on Form 8-K                           31

SIGNATURES                                                                    36

PART I--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------


                                                                          MARCH 31,           JUNE 30,
ASSETS                                                                      2004                2003

CURRENT ASSETS:
  Cash and cash equivalents                                             $   186,505           $   489,911
  Accounts receivable--net of allowance for doubtful accounts
    of approximately $221,000 and $214,000, respectively                  6,074,286             6,111,062
  Inventories--net                                                        7,276,237             7,517,965
  Income taxes receivable                                                   132,973                67,800
  Prepaid expenses and other current assets                                 158,575               172,397
                                                                        -----------           -----------

           Total current assets                                          13,828,576            14,359,135

PROPERTY AND EQUIPMENT--Net                                                 861,860               996,358

INTANGIBLE ASSETS--Net of accumulated amortization
  of approximately $242,000 and $236,000, respectively                      111,674               118,290


GOODWILL--Net                                                            15,956,883            15,956,883

OTHER ASSETS--Net of accumulated amortization of
  approximately $0 and $782,000, respectively                               117,548               233,874
                                                                        -----------           -----------

TOTAL                                                                   $30,876,541           $31,664,540
                                                                        ===========           ===========


                                                                                              (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND JUNE 30, 2003
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              March 31,            June 30,
                                                                                    2004                 2003

CURRENT LIABILITIES:
  Accounts payable                                                             $  4,911,460          $  5,636,333
  Accrued expenses                                                                1,707,189             2,240,770
  Accrued restructuring costs                                                       182,443               690,968
  Customer deposits                                                                 172,908                72,895
  Lines of credit                                                                 6,112,704             5,926,021
  Current portion of long-term debt                                                  75,727               559,877
  Current portion of capital lease obligations                                       22,127                25,425
                                                                               ------------          ------------

           Total current liabilities                                             13,184,558            15,152,289

CAPITAL LEASE OBLIGATIONS--Net of current portion                                    27,706                21,433

LONG-TERM DEBT--Net of current portion                                               93,311               105,696

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  222,501 shares; aggregate liquidation preference of $15,116,953                 7,996,921
                                                                               ------------          ------------


TOTAL LIABILITIES                                                                21,302,496            15,279,418
                                                                               ------------          ------------

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  222,500 shares; aggregate liquidation preference of $14,687,737                                       5,699,121
                                                                                                     ------------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--authorized 75,000,000 shares; issued and
    outstanding, 22,375,144 and 22,375,094 shares, respectively                     223,751               223,750
  Additional paid-in capital                                                     19,295,451            21,347,451
  Accumulated deficit                                                            (9,945,157)          (10,885,200)
                                                                               ------------          ------------

  Net stockholders' equity                                                        9,574,045            10,686,001
                                                                               ------------          ------------

TOTAL                                                                          $ 30,876,541          $ 31,664,540
                                                                               ============          ============

See notes to condensed consolidated financial statements.                                               (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                   Three Months Ended                 Nine Months Ended
                                                                       March 31,                          March 31,
                                                                 2004              2003             2004             2003

NET SALES                                                    $ 12,253,415     $ 11,126,955      $ 36,956,476     $ 34,504,333

COST OF SALES                                                   7,956,448        6,885,200        23,475,343       21,691,156
                                                             ------------     ------------      ------------     ------------


GROSS PROFIT                                                    4,296,967        4,241,755        13,481,133       12,813,177
                                                             ------------     ------------      ------------     ------------

OPERATING EXPENSES:
  Selling expenses                                              1,994,911        1,892,575         6,039,609        5,503,238
  General and administrative expenses                           1,641,348        1,914,879         5,052,873        5,256,514
  Depreciation and amortization expenses                           81,487          255,585           411,738          664,074
                                                             ------------     ------------      ------------     ------------


    Total operating expenses                                    3,717,746        4,063,039        11,504,220       11,423,826
                                                             ------------     ------------      ------------     ------------

OPERATING INCOME                                                  579,221          178,716         1,976,913        1,389,351

INTEREST EXPENSE                                                 (306,937)        (240,365)       (1,038,969)        (805,257)

OTHER INCOME (EXPENSE)                                                109           49,730          (126,685)         231,955
                                                             ------------     ------------      ------------     ------------

INCOME  (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX PROVISION                                     272,393          (11,919)          811,259          816,049

INCOME TAX PROVISION                                              (13,600)         (30,000)          (64,600)         (30,000)
                                                             ------------     ------------      ------------     ------------

INCOME (LOSS) BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                  258,793          (41,919)          746,659          786,049

DISCONTINUED OPERATIONS-
  INCOME FROM DISCONTINUED OPERATIONS                                               38,900                            111,287

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE- GOODWILL
  IMPAIRMENT                                                                                                       (4,454,656)
                                                             ------------     ------------      ------------     ------------


NET INCOME (LOSS)                                                 258,793          (3,019)           746,659       (3,557,320)

DIVIDENDS AND ACCRETION ON PREFERRED
  STOCK                                                                          (367,162)                           (774,485)

EFFECT OF EQUITY RECAPITALIZATION                                                                                  11,809,741
                                                             ------------     ------------      ------------     ------------


NET INCOME (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                               $   258,793      $  (370,181)       $  746,659      $  7,477,936
                                                             ============     ============      ============     ============

                                                                                                                   (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                 Three Months Ended               Nine Months Ended
                                                                      March 31,                        March 31,
                                                               2004             2003            2004            2003


INCOME (LOSS) PER SHARE BEFORE DISCONTINUED
  OPERATIONS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
    Basic                                                   $     0.01     $   (0.02)        $     0.03      $     0.58
                                                            ==========     ==========        ==========      ==========
    Diluted                                                 $     0.01     $   (0.02)        $     0.03      $     0.25
                                                            ==========     ==========        ==========      ==========

INCOME PER SHARE FROM DISCONTINUED
  OPERATIONS:
    Basic                                                   $              $                 $               $
                                                            ==========     ==========        ==========      ==========
    Diluted                                                 $              $                 $               $
                                                            ==========     ==========        ==========      ==========

LOSS PER SHARE FROM CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE-
  GOODWILL IMPAIRMENT:
    Basic                                                   $    -         $   -             $   -           $   (0.22)
                                                            ==========     ==========        ==========      ==========
    Diluted                                                 $    -         $   -             $   -           $   (0.09)
                                                            ==========     ==========        ==========      ==========

NET INCOME (LOSS) PER SHARE AVAILABLE FOR
  COMMON STOCKHOLDERS:
    Basic                                                   $     0.01     $   (0.02)        $     0.03      $     0.36
                                                            ==========     ==========        ==========      ==========
    Diluted                                                 $     0.01     $   (0.02)        $     0.03      $     0.16
                                                            ==========     ==========        ==========      ==========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF INCOME (LOSS) PER SHARE
    Basic                                                   22,375,144     22,379,345        22,375,125      20,636,171
                                                            ==========     ==========        ==========      ==========
    Diluted                                                 22,375,144     58,774,413        22,375,125      51,100,603
                                                            ==========     ==========        ==========      ==========

See notes to condensed consolidated financial statements.                                                      (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------

                                                                               ADDITIONAL                              TOTAL
                                                      COMMON STOCK              PAID-IN        ACCUMULATED         STOCKHOLDERS'
                                              ----------------------------      CAPITAL          DEFICIT              EQUITY
                                                SHARES         AMOUNT


BALANCE, JULY 1, 2003                         22,375,094     $ 223,750      $ 21,347,451      $ (10,885,200)      $ 10,686,001

  Reclassification of Series G Convertible,
    Redeemable Preferred Stock to liability                                   (2,062,000)           193,384         (1,868,616)
  Issuance of compensatory stock options                                          10,000                                10,000
  Exercise of stock option                           50              1                                                       1
  Net income                                                                                        746,659            746,659
                                              ----------     ---------      ------------       ------------       ------------

BALANCE, MARCH 31, 2004                       22,375,144     $ 223,751      $ 19,295,451       $ (9,945,157)      $  9,574,045
                                              ==========     =========      ============       ============       ============


See notes to condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                                Nine months ended
                                                                                    March 31,
                                                                             2004                2003

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $    746,659       $  (3,557,320)
  Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization                                              411,738             668,727
   Goodwill impairment                                                                          4,454,656
   Loss on disposal of property and equipment and intangibles                  39,669               2,806
   Issuance of compensatory stock options                                      10,000              80,000
   Debt forgiveness                                                          (150,000)
   Compensation expense on restricted common stock                                                  4,250
   Gain on legal settlement                                                                       (42,548)
   Change in operating assets and liabilities:
      Accounts receivable                                                      36,776             131,667
      Inventories                                                             241,728            (438,994)
      Income taxes receivable                                                 (65,173)             95,305
      Prepaid expenses and other current assets                                 13,822             42,633
      Other assets                                                             (91,650)           (98,889)
      Accounts payable                                                        (724,873)           209,489
      Accrued expenses                                                        (520,109)          (645,013)
      Accrued restructuring costs                                             (508,525)          (630,290)
      Customer deposits                                                        100,013           (141,531)
                                                                         -------------      -------------
        Net cash (used in) provided by operating activities                   (459,925)           134,948
                                                                         -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                          (82,854)          (215,972)
  Proceeds from the sale of property and equipment                               5,233                132
                                                                         -------------      -------------
        Net cash used in investing activities                                  (77,621)          (215,840)
                                                                         -------------      -------------

                                                                                               (Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2004 AND 2003
--------------------------------------------------------------------------------

                                                                                Nine months ended
                                                                                    March 31,
                                                                            2004              2003

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                         27,538,405         12,037,115
   Repayments on lines of credit                                           (27,351,722)       (13,185,283)
   Repayments of long-term debt                                               (358,767)        (1,671,535)
   Repayments on capital leases                                                (22,960)           (27,127)
   Accrued unpaid dividends on Series G redeemable preferred stock             429,152
   Proceeds from issuance of common and preferred stock-net of costs                32          2,795,879
                                                                           -----------        -----------

           Net cash provided by (used in) financing activities                 234,140            (50,951)
                                                                           -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (303,406)          (131,843)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 489,911            285,735
                                                                           -----------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   186,505        $   153,892
                                                                           ===========        ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION -Cash paid during the period for:
    Interest                                                               $   412,527        $   527,413
                                                                           ===========        ===========
    Taxes                                                                  $    78,080        $    50,000
                                                                           ===========        ===========



SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:
    Issuance of note payable for debt refinancing costs                                       $   250,000
                                                                                              ===========
    Discount on issuance of note payable for legal services                $  (12,232)        $   (20,274)
                                                                           ===========        ===========
    Fair value of common stock cancelled in sale of assets                                    $    64,341
                                                                                              ===========
    Fair value of common stock cancelled in legal settlement                                  $    42,548
                                                                                              ===========
    Issuance of compensatory stock options                                 $   10,000         $    80,000
                                                                           ==========         ===========
    Equipment acquired under capital lease                                 $   25,304
                                                                           ==========
    Reclassification of stockholders' equity to Series G Stock (Note 10)   $1,868,616
                                                                           ==========
See notes to condensed consolidated financial statements.                                     (Concluded)

PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
--------------------------------------------------------------------------------


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

      In December 2003, the Company consolidated its senior debt facilities. The Company's senior debt financing is now provided under a revolving demand note from Wells Fargo Business Credit, Inc. ("Wells Fargo"). As of March 31, 2004, the Company had $6,112,704 of outstanding borrowings under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement") as further discussed in Note
      5. The Credit and Security Agreement includes certain financial covenants, with which the Company was in compliance at March 31, 2004.

      The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

      PrimeSource Healthcare, a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

      On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby"), for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity ("NMSI"). Peter Miller, a stockholder of NMSI, was the Regional Manager of Ruby prior to the disposition of the capital stock of Ruby. In connection with the sale of the capital stock of Ruby, Mr. Miller concluded his employment relationship with PrimeSource. The cash proceeds were used to pay off the PrimeSource Term Note and reduce the revolving line of credit with Citizens Bank of Massachusetts. The loss on the disposal of the operation of $73,830 was included as discontinued operations in the fourth quarter of fiscal year 2003, and the related results of operations for the operation were reclassified as discontinued operations.

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

3.    INVENTORIES

      At March 31, 2004 and June 30, 2003, inventories consisted of the following:


                                                MARCH 31,           JUNE 30,
                                                  2004               2003

      Raw materials                          $    955,302       $     775,583
      Work-in-process                              97,478                 885
      Finished goods                            7,373,723           7,847,729
      Reserve for obsolescence                 (1,150,266)         (1,106,232)
                                             ------------       -------------
      Inventories--net                       $  7,276,237       $   7,517,965
                                             ============       =============


4.    GOODWILL, INTANGIBLE AND OTHER ASSETS

      At March 31, 2004 and June 30, 2003, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"), beginning July 1, 2002 the Company's goodwill is not subject to amortization.

      In accordance with SFAS No. 142, upon implementation the Company completed the test for impairment as of July 1, 2002, and concluded that consolidated goodwill was impaired. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge was non-operational in nature and was reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying consolidated statements of operations. No income tax effect was recognized as some of the goodwill write-off is deductible for income tax purposes.

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

      Included in intangible assets at March 31, 2004 and June 30, 2003, the Company had intangible assets not subject to amortization totaling $49,196. The Company's intangible assets subject to amortization had useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $242,360 and $235,744, at March 31, 2004 and June 30, 2003, respectively.

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

      Intangible and other asset amortization expense for the three and nine months ended March 31, 2004 was approximately $2,000 and $175,000, respectively. Estimated, approximate amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

      2004                                                   $    2,200
      2005                                                        8,800
      2006                                                        8,800
      2007                                                        8,400
      2008                                                        8,400
      Thereafter                                                 25,800
                                                             ----------

      Total                                                  $   62,400
                                                             ==========

5.    LONG-TERM DEBT AND LINES OF CREDIT

      At March 31, 2004 and June 30, 2003, lines of credit consisted of the following:

                                                    MARCH 31,          JUNE 30,
                                                      2004               2003

      Line of credit--PrimeSource Healthcare    $   6,112,704
      Line of credit--PrimeSource Surgical                          $  4,654,436
      Line of credit--Luxtec                                           1,271,585

      Total lines of credit                     $   6,112,704       $  5,926,021
                                                =============       ============


      In December 2003, the Company refinanced its senior debt facilities. The Company paid off its revolving note under the Amended and Restated Security and Loan Agreement with ARK CLO 2000-1 LIMITED for $1,271,585. Simultaneously, the Company paid off its revolving line of credit (the

      "PrimeSource Surgical Line of Credit") with Citizens Bank of Massachusetts
      ("Citizens")   under  the  Amended  and  Restated  Credit  Agreement  (the
      "PrimeSource Surgical Credit Agreement") for $4,793,944.

      In connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee described below. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the Amended and Restated Term Note, executed on June 14, 1999 as part of the PrimeSource Surgical Credit Agreement (the "PrimeSource Surgical Term Loan"), on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were $300,000 on June 30, 2003, but were reduced by 40% because on June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the most recent offering of Series G Stock.

      In conjunction with the Credit and Security Agreement with Wells Fargo, the Company entered into $7,500,000 revolving demand note (the
      "PrimeSource Healthcare Line of Credit"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the
      PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at March 31,
      2004). As of March 31, 2004, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.00% at March 31, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At March 31, 2004, there was $1,387,296 of availability under the PrimeSource Healthcare Line of Credit.

      The Credit and Security Agreement contains covenants that require the maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of March 31, 2004.

      Other notes payable include:


                                                        MARCH 31,      JUNE 30,
                                                          2004           2003

      Luxtec tenant note                               $  66,383      $  77,650


      PrimeSource legal counsel note,
        net of unamortizeddiscount of
        $595 and $12,827, respectively                    59,405        357,173

      PrimeSource Citizens Bank note                                    187,500

      Other long-term note                               43,250          43,250
                                                       ---------      ---------

      Total other notes payable                         169,038         665,573

      Less current portion                              (75,727)       (559,877)
                                                       ---------      ---------

      Total long-term debt                            $  93,311      $  105,696
                                                       =========      =========


      The Luxtec tenant note is a $100,000 note payable for tenant improvements to the lessor of Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

      The PrimeSource legal counsel note is a non-interest bearing demand note payable with an original balance of $559,977 (net of original unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel in payment of prior accounts payable. This note matures on May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. Monthly principal payments are $30,000 commencing on March 20, 2004.

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

      As a result of the  restructuring  plan,  during  fiscal  year  2002,  the
      Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants' fees, $500,000 related to a remaining lease liability for a facility to be closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of the Company's senior management team, including the Company's former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Activity related to accrued restructuring costs for the nine-month period ended March 31, 2004 consisted of the following:


                                          EMPLOYEE       OTHER
                                          RELATED       CONTRACTS         TOTAL

      Balance, July 1, 2003              $ 263,768      $ 427,200     $ 690,968

      Cash payments                       (263,768)      (169,757)     (433,525)


      Other Adjustments                                   (75,000)
                                         ----------     ---------      ---------

      Balance, March 31, 2004            $        0     $  182,443    $  182,443
                                         ==========     ==========    ==========

      Activity related to accrued restructuring costs for the nine-month period ended March 31, 2003 consisted of the following:


                                          Employee         Other
                                          Related       Contracts         Total

      Balance, July 1, 2002            $  653,000    $  458,133    $  1,111,133

      Cash payments                      (490,937)     (124,740)       (615,677)

      Other adjustments                                 (14,613)        (14,613)
                                       ----------    ----------    -------------

      Balance, March 31, 2003          $  162,063    $  318,780    $    480,843
                                       ==========    ==========    ============


7.    INCOME TAXES

      At March 31, 2004 and June 30, 2003, the Company had deferred tax assets resulting from federal net operating loss carryforwards of approximately $6,466,700 and $6,763,700, respectively. A full valuation allowance has been provided against these deferred tax assets as of March 31, 2004 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards.

      The Company generated net income of $258,793 and $746,659 for the three and nine-month periods ending March 31, 2004. However, these amounts are expected to be offset by net operating losses in the Company's income tax return for the year ended June 30, 2004, and were therefore used to reduce the net operating loss and offsetting valuation allowance. The Company recognized income tax expense of $13,600 and $64,600 for the three and nine-month periods ending March 31, 2004 relating to state income taxes, and federal income tax amounts expected to be due as result of potential limitations on the use of net operating loss carryforwards.

      The Company generated net losses of $3,019 and $3,557,320 for the three and nine-month periods ending March 31, 2003. The tax benefits of the losses were reduced by offsetting valuation allowance. However, the Company recorded federal tax expense of $30,000 in the quarter ended March 31, 2003 related to federal income tax amounts expected to be due as result of potential limitations on the use of net operating loss carryforwards.

8.    SEGMENT REPORTING

      The  Company  is  organized  into  three   operating   segments  based  on
      management's operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services--Surgical, and Specialty Distribution Services--Critical Care. A description of each segment and principal products and operations is as follows:

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

      Total sales between the manufacturing and surgical segments totaled approximately $1,132,165 and $4,106,813 for the three and nine-month period ended March 31, 2004, and approximately $1,247,647 and $3,918,573, respectively, for the same periods in 2003.

      The Company charges a management fee allocation to each segment based on estimates of each segment's corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below for the three months ending March 31 and total assets as of the end of each period:

                         Distribution -  Distribution -
                         PrimeSource      PrimeSource                      Corporate/
                          Surgical       Critical Care   Manufacturing   Other/Elimination     Total

Net sales
     2004                $ 6,718,898   $ 3,429,844      $ 3,236,838     $ (1,132,165)    $ 12,253,415
     2003                  6,523,047     2,627,749        3,223,806       (1,247,647)      11,126,955

Net income (loss)
      2004               $   185,735   $   (17,930)     $   256,730     $   (165,742)    $    258,793
      2003                   (53,845)        8,850          292,570         (250,594)          (3,019)

Depreciation and amortization
      2004               $    33,783   $       294      $    45,205     $      2,205     $     81,487
      2003                    41,256        17,765           41,384          155,180          255,585

Interest expense
      2004               $    48,479   $    57,942      $    37,141     $    163,375     $    306,937
      2003                    70,066        25,057           25,028          120,214          240,365

Total assets
      March 31, 2004     $24,266,168   $ 3,471,180      $ 2,820,673     $    318,520     $ 30,876,541
      March 31, 2003      25,165,836     4,003,352        3,646,132          199,874       33,015,198


      Disclosures    regarding   the   Company's    reportable   segments   with
      reconciliations to consolidated totals are presented below for the nine months ending March 31 and total assets as of the end of each period:

                          Distribution -   Distribution -
                          PrimeSource      PrimeSource                     Corporate/
                            Surgical      Critical Care  Manufacturing   Other/Elimination      Total

Net sales
      2004               $21,433,580   $ 9,604,373      $10,025,336     $(4,106,813)     $ 36,956,476
      2003                19,514,392     8,987,163        9,921,351      (3,918,573)       34,504,333

Net income (loss)
      2004               $   680,357   $    122,518     $   910,678     $  (966,894)     $    746,659
      2003                    59,581        295,628      (3,343,440)       (569,089)       (3,557,320)

Depreciation and amortization
      2004               $    99,622    $       764     $   136,215     $   175,137      $    411,738
      2003                   158,388         23,869         113,025         368,792           664,074

Interest expense
      2004               $   174,323    $   111,698     $    88,600     $   664,348      $  1,038,969
      2003                   205,793        100,905          86,145         412,414           805,257

Total assets
      March 31, 2004     $24,266,168    $ 3,471,180     $ 2,820,673     $   318,520      $  30,876,541
      March 31, 2003      25,165,836      4,003,356       3,646,132         199,874         33,015,198

9.    NET INCOME PER SHARE

      Net income per share amounts are calculated using net income available to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and nine months ended March 31:

                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                        MARCH 31,                      MARCH 31,
                                                    2004            2003           2004            2003
      Numerator:
        Net income (loss) before discontinued
          operations and cumulative effect of
          change in accounting principle          $  258,793   $  (41,919)     $  746,659     $   786,049
        Discontinued operations                                    38,900                         111,287
        Cumulative effect of change in accounting
          principle- Goodwill impairment                                                       (4,454,656)
        Preferred dividends and accretion                        (367,162)                       (774,485)
        Effect of equity recapitalization                                                      11,809,741
                                                  ----------   ----------      ----------      ----------

        Net income available to common
          stockholders                            $  258,793   $ (370,181)     $  746,659     $ 7,477,936
                                                  ==========   ==========      ==========      ==========

      Denominator:
        Basic weighted average common shares
          outstanding                             22,375,144   22,379,345      22,375,125      20,636,171
        Dilutive effect of:
          Warrants                                             16,118,676                      13,951,609
          Assumed conversion of Series G Stock                 20,276,392                      16,512,823
                                                  ----------   ----------      ----------      ----------
        Weighted average common shares for
          the purpose of calculating diluted
          earnings per share                      22,375,144   58,774,413      22,375,125      51,100,603
                                                  ==========   ==========      ==========      ==========

      For the three and nine months ended March 31, 2004, options and warrants to purchase common stock totaling 26,619,321 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the average market price. For the three and nine months ended March 31, 2003, options and warrants to purchase common stock totaling 9,271,921 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the average market price. Upon implementation of SFAS No. 150, the Company's Series G Convertible Redeemable Preferred Stock, no par value, is no longer considered a dilutive equity security and therefore there was no effect given to the potential dilutive effect of these shares in the calculation of weighted average common shares outstanding for the three and nine months ended March 31, 2004. Put warrants outstanding totaling 282,022 during the year ended June 30, 2003 were not included in weighted average common shares for the purpose of calculating diluted earnings per share because the result would be antidilutive because the put exercise price exceeded the average market price.

10.   PREFERRED STOCK

      On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"). The Series G Stock has 230,000 authorized shares. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Accordingly, accrued dividends of $142,011 and $396,575 for the three and nine-month periods ended March 31, 2004, respectively, are included in interest expense.

      Upon adoption of SFAS No. 150, the Series G Stock has been reclassified in the consolidated balance sheet as of July 1, 2003 from equity presentation to the liability section. Upon original issuance of the Series G Stock, $2,062,000 relating to warrants issued was recorded to additional paid-in capital. These amounts were reversed out of additional paid-in capital and the book value of the Series G Stock was increased to the redemption amount of $7,711,308 upon adoption of SFAS No. 150.

      On October 15, 2003, one option for the purchase of Series G Stock was exercised for $16.

11.   STOCK OPTIONS AND WARRANTS

      OPTIONS - At March 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the Company's Annual Report on Form 10-K as filed on October 14, 2003. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

      WARRANTS - At March 31, 2004, the Company had warrants outstanding, which are described more fully in Note 9 to the Company's Annual Report on Form 10-K as filed on October 14, 2003.

      Changes in shares under options and warrants, in common stock equivalents, for the period ended March 31, 2004 are as follows:

                                                   OPTIONS                          WARRANTS
                                              ------------------------------------------------------
                                                              WEIGHTED                     WEIGHTED
                                                              AVERAGE                     AVERAGE
                                                             EXERCISE                      EXERCISE
                                               SHARES          PRICE           SHARES       PRICE

      Balance, July 1, 2003                    8,602,264     $  0.53         16,838,554   $   0.02

         Grants                                1,300,000        0.32
         Exercised                                   (50)       0.32
         Canceled                                (57,661)       1.27            (63,786)      1.18
                                               ---------                     ----------

      Balance, March 31, 2004                  9,844,553     $  0.50         16,774,768    $  0.02
                                               =========                     ==========

      Vested and exercisable, June 30, 2003    1,474,960                     16,838,554
                                               =========                     ==========

      Vested and exercisable, March 31, 2004   6,291,480                     16,774,768
                                               =========                     ==========


      The weighted-average fair value of option grants per share for options granted during the three and nine months ended March 31, 2004 was approximately $0.11 per share.

      SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amounts of $30,000 for the three-month period ended March 31, 2003, and $10,000 and $80,000, respectively, for the nine-month periods ended March 31, 2004 and 2003, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants and warrant grants. Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income for the three and nine months ended March 31, 2004 and 2003 would have been the pro forma amounts indicated below:


                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           MARCH 31,                       MARCH 31,
                                                    2004            2003            2004            2003

      Net income (loss) available to common
      stockholders, as reported                  $ 258,793       $ (370,181)     $ 746,659      $7,477,936

      Stock-based employee compensation expense
      determined under fair-value method          (101,856)        (134,529)      (480,671)       (314,683)
                                                 ----------      ----------      ---------      ----------

      Pro forma net income (loss)                $ 156,937       $ (504,710)     $ 265,988      $7,163,253
                                                 ==========      ===========     ==========     ==========

      Earnings (loss) per share:
        Basic- as reported                            0.01            (0.02)          0.03            0.36
        Basic- pro forma                              0.01            (0.02)          0.01            0.34

        Diluted- as reported                          0.01            (0.02)          0.03            0.16
        Diluted- pro forma                            0.01            (0.02)          0.01            0.15

      Black-Scholes Assumptions
        Risk-free interest rate                      2.32%           3.31%           2.32%           3.10%
        Expected volatility                            50%             50%             50%             50%
        Expected lives- in years                        3               7               3               6
        Expected dividend yield                         0%              0%              0%              0%

12.   COMMITMENTS AND CONTINGENCIES

      LITIGATION--On September 5, 2002, John F. Rooney and Michael K. Bayley, each former executive officers and directors of PrimeSource, filed a complaint against the Company in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of Messrs. Rooney and Bayley. The complaint was settled in November 2003. The terms of settlement included cash payments totaling $125,000 to Messrs. Rooney and Bayley over a period of four months, ending in February 2004.

      The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.

      EXECUTIVE COMPENSATION--In August 2002, the Company entered into a two-year employment agreement with its President and Chief Executive
      Officer. The employment agreement committed the Company to minimum compensation, severance amounts, and future equity-based incentives. In September 2003, the Company entered into a severance agreement with the executive pursuant to which he resigned as the Company's President, Chief Executive Officer and a member of the Board of Directors. Amounts due under the severance agreement have been paid as of March 2004.

                                   * * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS THREE AND NINE MONTHS ENDED MARCH 31, 2004
--------------------------------------------------------------------------------


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

SALES RECOGNITION POLICY

The company's policy is to recognize revenues from product sales and services when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

Revenues earned under agency agreements are recognized when the customer has received the product.

Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. These estimates are reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to sales. The company periodically and systematically evaluates the collectibility of accounts receivable and determines the appropriate reserve for doubtful accounts. In determining the amount of the reserve, management considers historical credit losses, the past due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations.

BUSINESS OVERVIEW

GENERAL

We are a specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We have expanded rapidly through the acquisition and integration of a number of leading regional specialty sales and marketing organizations and select specialty medical products manufacturing companies. Today, we have two primary businesses:
Specialty Medical Distribution and the Manufactured Products Division or Manufactured Products. As of March 31, 2004, we had 123 employees and generated total revenue of $36.9 million.

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

Within the Surgical segment, the primary specialties are Cardio Vascular, Endoscopy, General Surgery and Gynecology.

Within the Critical Care segment, the primary specialties are Neonatal Intensive Care and Maternal and Child Care.

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

The technology used by Luxtec to provide illumination directly to the surgical site is facilitated by fiber optic cables transmitting light to an adjustable headlight composed of a series of lenses and mirrors mounted on a headband. These lenses then focus the light directly on the surgical site when worn by the surgeon. This provides a lightweight, low temperature illumination source to enhance visualization for microsurgical and deep cavity illumination

RESULTS OF OPERATIONS

NET SALES--Net sales increased $1,126,460, or 10.1%, and $2,452,143, or 7.1%, in the three and nine-month periods ended March 31, 2004, respectively, relative to the comparable periods in 2003 primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. In March 2004, we ended a key vendor relationship in the Surgical division, which contributed approximately 10% of Surgical divisions sales for the nine months ended March 31, 2004. This vendor made a decision to sell their product directly to its customers, ending all of their independent distributor contracts. Although we are in the process of replacing this line with another in the impacted territories, we do anticipate our Surgical division sales trends to underperform our operating plan for the fourth quarter. Any decrease in sales due to the loss of this vendor will have a corresponding impact on cost of sales, gross profit, selling expense and net income, after the date the relationship terminated; however, the impact is not expected to be significant in relation to our projected 2004 financial results.

COST OF SALES--Cost of sales increased to 64.9% and 63.5% of net sales, for the three and nine months ended March 31, 2004, respectively, compared to 61.9% and 62.9% of net sales, for the same periods in 2003. The increase of $1,071,248, or 15.6%, and $1,784,187, or 8.2%, in the three and nine-month periods ended March 31, 2004 relative to the comparable periods in 2003 was primarily the result of the corresponding increase in net sales, as discussed above. The change in cost of sales as a percentage of net sales in the three and nine-month periods ended March 31, 2004 compared to the same periods in 2003 is due to the effects of a large, lower margin, Critical Care division capital equipment sale of $775,000 to a single customer in March 2004 offset by a difference in product mix between stocking sales and agency sales. A majority of our business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services such as customer service and warehouse logistics. The remainder of our revenue is received on an agency basis where we do not stock the vendor's products and do not provide fulfillment services, but instead receive revenue in the form of an agency commission from the vendor in return for arranging the sale of a vendor's products. In the past nine months, our product mix between stocking and agency based sales has shifted slightly to a higher agency component. Agency sales are recorded in an amount equal to the commission received, and as a result have no direct cost of sales. As a result, an increase in agency sales will decrease cost of sales as a percentage of net sales as net sales have increased with no associated increase in cost of sales.

GROSS PROFIT--Gross profit was 35.1% and 36.5% of net sales for the three and nine months ended March 31, 2004, respectively, and 38.1% and 37.1% of net sales for the same periods in 2003. The increase of $55,212, or 1.3%, and $667,956, or 5.2%, in the three and nine-month periods ended March 31, 2004 relative to the comparable periods in 2003 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net sales in the three and nine-month periods ended March 31, 2004 compared to the same periods in 2003, is due to the effects of a large, lower margin, Critical Care division capital equipment sale as discussed in cost of sales offset by a difference in product mix sold as discussed above. Gross profit from our agency business for the nine-month period ended March 31, 2004 was approximately $571,000 more than in the same period in 2003.

SELLING EXPENSES--Selling expenses increased $102,336 and $536,371, respectively, for the three and nine months ended March 31, 2004 compared to the same periods in 2003. The increase is primarily due to higher sales volume and the increase related to the three months ended March 31, 2004 is attributable to a sales representative commission program to sell through any remaining Surgical division inventory for the key vendor discussed in net sales above. As a result of this program, we liquidated the inventory and created an additional incentive for the sales representatives most impacted by the loss of the vendor. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales revenue fluctuate when the product mix of agency and stocking sales varies.

GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were 13.4% and 13.7% of net sales, for the three and nine months ended March 31, 2004, respectively, compared to 17.2% and 15.2%, for the same periods in 2003. The decrease of $273,531, or 14.3%, and $203,641, or 3.9%, for the three and nine-month period is a result of lower legal fees, primarily related to the settled legal complaint with the Company's former officers as mentioned in Note 12 to the notes to the condensed consolidated financial statements.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased to 0.7% and 1.1% of net sales for the three and nine months ended March 31, 2004, respectively, compared to 2.3% and 1.9% of net sales, for the same periods in 2003. The decrease of $174,098, or 68.1%, and $252,336, or 38.0%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the quarter ended March 31, 2004.

INTEREST EXPENSE--The increase in interest expense of $66,572, or 27.7%, and $233,712, or 29.0%, for the three and nine months ended March 31, 2004 is the result of the financing costs relating to the refinancing of the Company's senior debt in the quarter ended December 31, 2003. The increase also relates to the implementation of SFAS 150, which requires all dividends accrued on preferred stock to be recorded as interest expense effective July 1, 2003. These increases are offset by decreases relating to lower interest rates and fees on the Company's senior debt as a result of the payoff of the Citizens term loan in June 2003. Interest expense on the Company's senior debt actually decreased by $93,182 or 18.7% during the nine-month period ended March 31, 2004 over the same period in 2003.

INCOME TAX PROVISION--The Company recorded an income tax expense of $13,600 and $64,600 for the three and nine-month periods ended March 31, 2004, and $30,000 income tax expense for the same periods in 2003. Although the majority of the Company's current year taxable income for federal and certain states can be eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company is still subject to income taxes in certain jurisdictions in 2004 based on limitations on the use of its net operating loss carryforwards.

NET INCOME (LOSS)--Net income increased for the three and nine months ended March 31, 2004, compared to a net loss for the same periods in 2003. The increase of $261,812 and $4,303,979 for the three and nine-month period resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation. This increase is offset by the write off of deferred financing fees of approximately $190,000 related to our banking facilities during December 2003.

LIQUIDITY AND CAPITAL RESOURCES

Year to  date  performance  through  March  2004  has  increased  our  cash  and availability to its highest mark since the refinancing. Our cash and availability remains relatively stable due to the consistent sales in the third quarter and working capital management. We expect our cash position to remain stable based on projected fourth quarter net sales, reductions in non-operating cash outflows and containment or further reductions in operating expenses.

At March 31, 2004, we had a working capital of $644,018 compared to a deficit of $793,154 at June 30, 2003. The increase in our working capital was primarily the result of decreased accounts payable, accrued expenses and current obligations for long-term debt, offset by decreased receivable and inventory balances and increase in lines of credit. Accounts payable, accrued expenses and obligations for long-term debt were paid with the cash generated from operations and the increased availability of the line of credit, as discussed below.

In December 2003, the Company refinanced its senior debt facilities with Wells Fargo Business Credit, Inc. ("Wells Fargo") pursuant to the PrimeSource Healthcare Credit and Security Agreement dated December 3, 2003 by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement"). The proceeds of the refinancing were used to pay off its revolving under the Amended and Restated Security and Loan Agreement with ARK CLO 2000-1 LIMITED for $1,271,585 and its revolving line of credit (the "PrimeSource Surgical Line of Credit") with Citizens Bank of Massachusetts ("Citizens") under the Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens for $4,793,944.

In connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee described below. PrimeSource Surgical accrued a $75,000 fee on August 6, 2002, in connection with the amendment to the PrimeSource Surgical Credit Agreement. PrimeSource Surgical was obligated to pay an additional $75,000 fee under the Amended and Restated Term Note, executed on June 14, 1999 as part of the PrimeSource Surgical Credit Agreement (the "PrimeSource Surgical Term Loan") on the last day of each calendar quarter, beginning on September 30, 2002 and for every quarter thereafter until the earlier of payment in full of the PrimeSource Surgical Term Loan or December 31, 2003. The accrued term loan facility fees were $300,000 on June 30, 2003, but were reduced by 40% because on June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the most recent offering of Series G Stock.

In conjunction with the Credit and Security Agreement, the Company entered into $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at March 31, 2004). As of March 31, 2004, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.00% at March 31, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At March 31, 2004, there was $1,387,296 of availability under the PrimeSource Healthcare Line of Credit.

The  Credit  and  Security   Agreement   contains  covenants  that  require  the
maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of March 31, 2004.

Other notes payable include:

                                                    MARCH 31,           JUNE 30,
                                                      2004                2003

Luxtec tenant note                               $   66,383          $   77,650


PrimeSource legal counsel note, net of unamortized
  discount of $595 and $12,827, respectively         59,405             357,173

PrimeSource Citizens Bank note                                          187,500

Other long-term note                                  43,250             43,250
                                                 -----------         ----------

Total other notes payable                            169,038            665,573

Less current portion                                 (75,727)          (559,877)
                                                 -----------         ----------

Total long-term debt                             $    93,311         $  105,696
                                                 ===========         ==========



The Luxtec tenant note is a $100,000 note payable for tenant improvements to the lessor of Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months beginning November 2000, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

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

As of March 31, 2004, we had $186,505 of cash and cash equivalents. In addition, the principal source of our short-term borrowing is the PrimeSource Healthcare Line of Credit. As of March 31, 2004, we had $1,387,296 available under the PrimeSource Healthcare Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.

PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at March 31, 2004 is $6,112,704, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


                  (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of March 31, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the Company's disclosure controls and procedures are effective

                  (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

           10.22 Credit and Security Agreement, dated as of December 10, 2003, by and among PrimeSource Healthcare, Inc., PrimeSource Surgical, Inc., Bimeco, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed December 17, 2003).

           31.1   Certification   of  CEO   Pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

           31.2   Certification   of  CFO   Pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

           32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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








PRIMESOURCE HEALTHCARE, INC.
                                                             (Registrant)






May 14, 2004                              /s/  Shaun D. McMeans
------------                              --------------------------------------
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

           10.22 Credit and Security Agreement, dated as of December 10, 2003, by and among PrimeSource Healthcare, Inc., PrimeSource Surgical, Inc., Bimeco, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed December 17, 2003).

           31.1   Certification   of  CEO   Pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

           31.2   Certification   of  CFO   Pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

           32.1 Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.