Form 10-K
period 2004-06-30
PRIMESOURCE HEALTHCARE INC
filed 2004-09-29
CIK 793523

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

For the fiscal year ended June 30, 2004

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

               3708 EAST COLUMBIA STREET - TUCSON, ARIZONA - 85714 (Address of principal executive offices) (Zip code)

               Registrant's telephone number, including area code:
                                 (520) 512-1100

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                               Yes X    No
                                                                   ------  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).                              Yes      No  X
                                                                   ------  -----

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant was $61,841 as of December 31, 2003. Because PrimeSource's common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.01 per share of common stock as of September 1, 2004.

As of September 1, 2004, 22,375,144 shares of common stock, $.01 par value, were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

     Portions of the registrant's definitive proxy statement for its 2004 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

<BTB>
                                TABLE OF CONTENTS
Part I
Item 1.    Business....................................................................4
Item 2.    Properties..................................................................17
Item 3.    Legal Proceedings...........................................................18
Item 4.    Submission of Matters to a Vote of Security Holders.........................18

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.......18
Item 6.    Selected Financial Data.....................................................20
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..................................................23
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..................34
Item 8.    Financial Statements and Supplementary Data.................................35
Item 9.    Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure..................................................  .64
Item 9A    Controls and Procedures.....................................................64

Part III
Item 10.   Directors and Executive Officers of the Registrant                          64
Item 11.   Executive Compensation                                                      64
Item 12.   Security Ownerships of Certain Beneficial Owners and Mangement              64
Item 13.   Certain Relationships and Related Transactions                              65
Item 14.   Principal Accountant Fees and Service                                       65

Part IV
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K......    ..66

Signatures                                                                             73

Index to
Exhibits         ......................................................................79

                                     PART I

When we  refer to "we,"  "us",  "our,"  or  "PrimeSource,"  we mean  PrimeSource
Healthcare,  Inc.,  a  Massachusetts  corporation,   formerly  known  as  Luxtec
Corporation, and its consolidated subsidiaries.

This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," anticipates" or "expects", which might be used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, those listed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Risk Factors."

We caution readers not to place undue reliance on forward-looking statements, which speak only as of the date thereof. We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date hereof.



ITEM 1.  BUSINESS
                                     GENERAL


We are a leading specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing.

Today, we have two primary businesses: Specialty Medical Distribution and the Manufactured Products Division or Manufactured Products. Information on our business segments can be found in Note 13 to the accompanying consolidated financial statements. The Company was incorporated on November 11, 1981. As of June 30, 2004, we had 132 employees and generated total revenue of $48.8 million for the fiscal year ending June 30, 2004.

On March 2, 2001, we completed a merger with PrimeSource Surgical, Inc., or PrimeSource Surgical, resulting in PrimeSource Surgical becoming our wholly owned subsidiary. Subsequent to the merger with PrimeSource Surgical, we changed our name from "Luxtec Corporation," to "PrimeSource Healthcare, Inc." ("PrimeSource" or the "Company").

During the year ended June 30, 2002, we commenced a restructuring plan which involved narrowing the focus of our operations, consolidation of certain under-performing sales regions, reduction of corporate overhead through workforce reductions and facility consolidation, restructuring of our balance sheet through the recapitalization of equity and refinancing of our senior bank debt and reduction of debt levels through cost reductions and improved efficiency of operations.

On September 20, 2002, Ruby Merger Sub, Inc., the Company's indirect wholly owned subsidiary ("Ruby"), sold all of the assets of the former Professional Equipment Co., Inc. ("PEC") line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business.

On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity ("NMSI"). Peter Miller, a stockholder of NMSI, was the Regional Manager of Ruby prior to the disposition of the capital stock of Ruby. In connection with the sale of the capital stock of Ruby, Mr. Miller concluded his employment relationship with PrimeSource. Cash proceeds from the Ruby sale were partly used to pay off the PrimeSource Surgical Amended and Restated Term Note (the "PrimeSource Surgical Term Loan") and to reduce the revolving line of credit with Citizens Bank of Massachusetts ("Citizens"). The loss on the disposal of the operation of $73,830, net of income tax, was included as discontinued operations in the fourth quarter of 2003, and the related results of operations for the operation were re-classified as discontinued operations.

In December 2003, we consolidated our senior debt facilities. Our senior debt financing is now provided under a revolving $7,500,000 demand note from Wells Fargo Business Credit, Inc. ("Wells Fargo"). As of June 30, 2004, the Company had $5,204,139 of outstanding borrowings under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco, Inc. ("Bimeco") and Wells Fargo (the "Credit and Security Agreement") as further discussed in Note 7 to the accompanying consolidated financial statements.

                                BUSINESS STRATEGY

Our goal is to be one of the nation's leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

     o    hiring experienced territory sales representatives;

     o securing additional specialty product lines to increase our product offerings; and

     o selectively acquiring specialty medical products manufacturers. We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

Our Luxtec division continues to lead the surgical headlamp business and focuses its research and development efforts on new and innovative products which can be sold through our distribution segment.

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     o    favorable industry demographics;

     o    sustaining or increasing our market share;

     o    the acquisition of other specialty medical products manufacturers;

     o    expanding margin opportunities in our manufactured products business;

     o    further   penetration  of  existing   customer  accounts  due  to  our
          introduction of new products and services; and o entrance into new specialty domestic markets and expansion into international markets.

                                    INDUSTRY

The medical products industry has grown in recent years due to the aging of the population and the development of new medical products and technologies that create new product opportunities for manufacturers and suppliers. Healthcare industry analysts estimate that the overall market for medical products and supplies in the United States is in excess of $45 billion. An estimated $15 billion is distributed by the larger medical and surgical, or med-surg, distributors, such as Owens & Minor, Inc., Cardinal Health, Inc. and McKesson Corporation. These distributors primarily market commodity products and supplies to group purchasing organizations ("GPOs") and integrated delivery networks ("IDNs"). It is estimated that an additional $25 billion in medical product sales is sold directly by medical device manufacturers to end customers. Local and regional distributors account for an estimated $5 billion of specialty medical products sold to hospitals, clinics and physicians. PrimeSource competes within this segment of the medical products and supplies market.

Historically, the specialty medical products industry has been highly fragmented. During the past decade, healthcare providers have consolidated into larger IDNs in an effort to reduce costs. In addition, in order to gain purchasing power, buyers of medical products and supplies have consolidated their purchases through large, national GPOs. In addition to our traditional customer base, composed primarily of hospitals and surgery centers, we also market (on a limited basis) to IDNs and GPOs. IDNs and GPOs purchase a significant percentage of medical products and supplies for hospitals. GPO contractors typically require purchasing volume of at least $10 million when structuring purchasing contracts with distributors. By aggregating specialty products, we have created an opportunity for GPOs to reduce their overall purchasing costs. We do this by eliminating multiple specialty products vendor relationships in favor of one - PrimeSource. Our ability to access IDNs and GPOs has created an advantage for smaller product manufacturers (who cannot easily access the IDN and GPO customer base) with whom we do business over their competitors who might be unable to satisfy IDN and GPO minimum volume purchasing requirements.

We believe that we are well positioned within our industry because we:

     o provide a consultative, specialty-focused sales approach through a network of highly trained sales professionals;

     o operate in a complementary niche outside the volume-driven model of large, national med-surg distributors;

     o offer a broader range of products, services, and solutions exceeding those of any single specialty medical product manufacturer's direct sales force; and

     o reach a national customer base of GPOs and IDNs that is beyond the scope of local and regional specialty medical products distributors.

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

Within the Critical Care segment, the primary specialties are:

     o    Neonatal Intensive Care; and

     o    Maternal and Child Care.

Our products and services are primarily used in hospital operating rooms and intensive care units, outpatient surgery centers and, to a lesser degree, doctors' offices. Most of our products are technologically innovative medical products, or specialty products, that require hands-on training of clinicians and medical personnel. We continue to expand our product base to include additional instruments and equipment, thereby allowing customers to use us as a source for a greater percentage of their specialty products needs.

The sale of specialty disposable products and capital equipment accounts for the majority of our revenues. Our capital equipment products are typically complex and require significant consultative selling and training of medical staff personnel. Our specialty disposable products are often sold to support the growing base of installed capital equipment products and offer a recurring and stable source of revenue.

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

                               SALES AND MARKETING

We sell our products and services to hospitals, IDNs, surgery centers and physician offices. In fiscal year ended June 30, 2004, within the Specialty Medical Distribution business, we sold specialty medical products to over 3,000 customers, primarily in the United States. We are not dependent on any single customer or geographic group of customers. Our largest customer accounted for 2.3% of our gross profit during our fiscal year ended June 30, 2004.

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

Within the surgical illumination industry, Luxtec is the domestic market leader in surgical headlight systems with over 50,000 surgeons using their products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through our Surgical segment's sales force, supported by Luxtec field specialists and a customer support team now located at our Birmingham, Alabama facility. Luxtec also distributes domestically through a number of other regional specialty medical distributors. Internationally, Luxtec distributes through a network of local distributors.

Our external sales, based upon the customer's country of origin by geographic area for the year ended June 30, 2004, 2003 and 2002, totaled $46,065,000, $44,015,000 and $51,688,000, respectively, for sales in the United States and $2,698,000, $2,345,000 and $2,008,000, respectively, for sales to foreign customers.

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

                           MANUFACTURING AND SUPPLIERS

Manufacturer relationships are an integral part of our businesses. Our Specialty Medical Distribution business represents more than 125 manufacturers with over 90% of our sales concentrated among products purchased from approximately 30 of these manufacturers. A majority of the business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of the revenue is received on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support to facilitate the sale of the vendor's product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

Within the Manufactured Products business, Luxtec purchases components and materials from more than 200 vendors and believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. Luxtec has no long-term contract with any supplier but does maintain long-standing relationships with certain vendors.

Our Specialty Medical Distribution business aggressively pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of specialty medical products and supplies typically offer distribution rights only to a select group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the overall costs associated with selling and marketing their products. We have been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive rights to sell certain products. We believe that our ability to capture and retain such distribution rights represents a barrier to the entry of competitors.

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

We continue to offer our web-based Surg-E-Track (TM) system to our direct sales force as well as select manufacturer partners. Surg-E-Track provides sales personnel and manufacturer partners with comprehensive customer purchasing data in a variety of formats. We are able to enhance sales representative productivity, customer service levels and assist our manufacturer partners to more effectively manage their businesses through the Surg-E Track system.

                                   COMPETITION

We compete with a variety of companies including manufacturers who utilize direct sales forces, national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med-surg distribution companies, such as Cardinal Health, Inc., McKesson Corporation and Owens & Minor, Inc. A brief overview of the Company's competition follows:

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

     o    REGIONAL  SPECIALTY  DISTRIBUTORS.   Regional  specialty  distributors
          represent our primary competition in the specialty medical products market.

     o NATIONAL MED-SURG DISTRIBUTORS. In most respects, we complement, rather than compete, with national med-surg distributors. These larger supply companies, such as McKesson Corporation, Owens & Minor, Inc., and Cardinal Health, Inc., have historically focused on distributing a broad array of lower-margin, later-stage products, aiming to give healthcare providers aggressive pricing and the convenience of one-stop shopping. As a result, their core expertise does not reside in creating a market for complex specialty products, which often require important services such as on-site training and product support. In addition, these suppliers are generally not viewed by their customers as experts within specific specialty areas. As a result, specialty product manufacturers tend to outsource sales and marketing services to specialists rather than national med-surg distributors.

Within the Manufactured Products business, Luxtec competes with a number of manufacturers of proprietary light source systems. Competitors within the United States include the Cogent division of Welch Allyn and Sunoptic Technologies (formerly Cuda FiberOptics) and Illumination Industrial Isolux, SA. Some of Luxtec's competitors have historically relied on metal halide technology rather than the state-of-the-art xenon technology offered by Luxtec. The xenon technology is more widely accepted and provides a broader color spectrum than metal halide technology. Foreign competitors include Richard Wolf GMBH, Scholly GMBH and those companies previously mentioned above.

                             PATENTS AND TRADEMARKS

We maintain a policy of seeking patent and trademark protection in connection with certain elements of our technology and brand names. We own the following U.S. Patents and Trademarks:

     Patents
     -------
     o    Patent No. 4616257 for Headlight Camera System issued October 7, 1986.
     o    Patent No. 5295052 for a light source assembly issued March 15 1994.
     o    Patent No. D345368 for surgical telescopes issued March 22, 1994.
     o Patent No. D349123 for spectacles having integral illumination issued July 26, 1994.
     o    Patent No. D350760 for an eyeglass  frame temple issued  September 20,
          1994.
     o Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications issued October 12, 1999.
     o Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger issued September 15, 1998.
     o Patent No. 6258037 for blood pressure monitoring in noisy environments issued July 10, 2001.
     o    Patent No. 4998713 for needle connector issued March 12, 1991.
     o    Patent  No.  5893635  for  headlamp  with  enhanced  light   gathering
          condenser issued April 13, 1999.

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

Luxtec relies on its development and manufacturing efforts, rather than patent protection, to establish and maintain its industry position. In general, we treat our design, technical, customer, vendor and other Company data as confidential and rely on nondisclosure agreements, trade secrets laws and non-competition agreements to protect our proprietary position; however, we cannot assure that these measures will adequately protect our proprietary technologies.

                              GOVERNMENT REGULATION

The manufacturing, marketing, distribution and sale of specialty medical products sold by us are subject to government regulation in the United States and other countries. Among the federal laws which impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires us to be registered with the United States Food and Drug Administration ("FDA"), and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, in order to clinically test, produce and market products for human diagnostic or therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of our products or that the length of time the process will require will not be extensive. We believe that we are in substantial compliance with all of the foregoing laws and that we possess all licenses required in the conduct of our business.

                                   EMPLOYEES

As of September 1, 2004, we had 136 employees, of which 41 are engaged in the Surgical segment, 19 in the Critical Care segment, 56 in the Manufactured Products business and 20 in corporate and shared services. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. None of our employees are covered by a collective bargaining agreement.

                 EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

Following are the names and ages, as of September 1, 2004, of our executive officers and key management personnel, their positions and summaries of their backgrounds and business experience.

       Name         Age             Position
       ----         ---             --------
Joseph H. Potenza   57  President and Chief Executive Officer
Shaun D. McMeans    42  Chief Operating Officer and Chief Financial Officer
Samuel M. Stein     64  Vice President & General Manager, Manufacturing Division
Mark A. Jungers     52  Regional Vice President, Distribution Division
Bruce R. Hoadley    45  Regional Vice President, Distribution Division
Scott F. Billman    48  Regional Vice President, Distribution Division

JOSEPH H. POTENZA, PRESIDENT AND CHIEF EXECUTIVE OFFICER: Prior to joining PrimeSource in February 2001, Mr. Potenza held senior management positions with McKesson Corporation as Vice President of the Corporate Program and with the former Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, where he was responsible for a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

SHAUN D. MCMEANS, CHIEF OPERATING OFFICER & Chief Financial Officer: Mr. McMeans has over 20 years of experience in manufacturing and distribution businesses, specializing in operations, accounting and financial management. Prior to becoming the Company's Chief Financial Officer, he served as Vice President of Operations and Corporate Controller. Prior to joining the Company in April 2000, Mr. McMeans held operational and financial management positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers. Mr. McMeans earned a Bachelor of Science degree in Accounting from Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

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

MARK A. JUNGERS, REGIONAL VICE PRESIDENT, DISTRIBUTION DIVISION: Mr. Jungers has an extensive background in med-surg and critical care product sales and management. Mr. Jungers joined PrimeSource through its 1999 acquisition of Bimeco, a leading distributor of specialty medical products to the critical care market in the southeastern United States, where he served as a Sales Manager. Prior to joining Bimeco in 1979, he held sales and marketing positions with the Extracorporeal Medical Division of Johnson & Johnson. Mr. Jungers earned a Bachelor of Science degree in Business Administration from Marquette University.

BRUCE R. HOADLEY, REGIONAL VICE PRESIDENT, DISTRIBUTION DIVISION: Mr. Hoadley has worked for over 20 years in the sales and management of specialty surgical products. He was the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the southeastern United States, from 1991 until its acquisition by PrimeSource in 1999. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He earned a Bachelor of Arts degree in Marketing from the University of Alabama.

SCOTT F. BILLMAN, REGIONAL VICE PRESIDENT, DISTRIBUTION DIVISION: Mr. Billman has spent his entire career in sales, marketing, and operations management. He has worked for over 20 years in the healthcare industry, holding several management positions primarily focused on the sales and marketing of surgical products. He most recently served as Senior Vice President of Product Marketing for the former Medibuy. Mr. Billman earned a Bachelor of Science degree in Business Administration and an MBA from Bowling Green State University.

                                  RISK FACTORS

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

OUR BUSINESS WOULD SUFFER IF WE LOST KEY SUPPLIERS. Our success is partly dependent on our ability to successfully predict and adjust production capacity to meet demands, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner. Capacity or supply constraints, as well as purchase commitments, could adversely affect our future operating results. We cannot assure that we will be able to maintain our existing supplier relationships or secure additional suppliers as needed.

IF SUPPLIERS TERMINATE THEIR AGREEMENTS WITH US, OUR PRODUCT OFFERINGS MAY SUFFER. Following an initial one-year term, many of our standard supplier agreements may be terminated by either party on 90 days' notice or upon a change in control of PrimeSource. After expiration of the initial term, such suppliers may terminate or seek to renegotiate their agreements. If a significant number of suppliers terminate their agreements with us, the range of products we will be able to offer would be adversely affected. The ability of suppliers to terminate their agreements may result in new agreement terms that are less favorable to us, which could have a material adverse effect on our earnings.

PRIMESOURCE SURGICAL HAS A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO PREDICT ITS FUTURE PERFORMANCE. PrimeSource Surgical, which is our material subsidiary, commenced operations in 1996, and grew rapidly through the acquisition of a number of specialty medical products sales and marketing organizations. Accordingly, PrimeSource Surgical has only a limited operating history from which to evaluate and forecast its business. As a result of PrimeSource Surgical's limited operating history, we may be unable to accurately forecast financial results going forward. Moreover, failure to meet our revenue targets and financial projections may have an immediate and negative impact on our total results of operations.

IF WE ARE UNABLE TO ACHIEVE OUR BUSINESS OBJECTIVES AND COMPLY WITH THE COVENANTS IN OUR CREDIT FACILITIES WE MAY HAVE TO SUSPEND OR CEASE OPERATIONS. We had net income of $1,606,049 for our fiscal year ended June 30, 2004. If we are unable to generate sufficient positive cash flow and/or raise additional equity or debt capital, we may have insufficient funds to continue our operations. In addition, if we are unable to comply with the covenants of our credit facilities, our creditors may accelerate repayment of the borrowings under our credit facility.

THE INDUSTRY IN WHICH WE PARTICIPATE IS INCREASINGLY COMPETITIVE WHICH COULD MAKE IT MORE DIFFICULT FOR US TO IMPROVE OUR FINANCIAL PERFORMANCE. The changing health-care environment in recent years has led to increasingly inte nse competition among health-care suppliers. Competition is focused on price, service and product performance. Pressure in these areas is expected to continue. Increased competition may lead to price and other forms of competition that could have a material adverse effect on our market share, business and results of operations. Also, we may face increased competition for acquisition opportunities, which may inhibit our ability to consummate suitable acquisitions on favorable terms. Many of our competitors are, or are affiliated with, major companies. These competitors have substantially greater financial and marketing resources and greater name recognition and more established relationships with a large base of current and potential customers than we do. Accordingly, it may be more difficult to compete against these large competitors.

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

GOVERNMENTAL OR PRIVATE INITIATIVES TO REDUCE HEALTHCARE COSTS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE SPECIALTY MEDICAL PRODUCTS INDUSTRY. The primary trend in the United States healthcare industry is toward cost containment. Comprehensive government healthcare reform intended to reduce healthcare costs, the growth of total healthcare expenditures and expanded healthcare coverage for the uninsured have been proposed in the past and may be considered again in the near future. Implementation of government healthcare reform may adversely affect specialty medical products companies, which could decrease the business opportunities available to us. In addition, the increasing use of managed care, centralized purchasing decisions and consolidations among, and integration of, healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of specialty medical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. Significant cost containment initiatives adopted by government or private entities could have a material adverse effect on our business.

OUR MAJOR STOCKHOLDER HAS SUBSTANTIAL CONTROL OF US AND COULD DELAY OR PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY BELIEVE WOULD IMPROVE MANAGEMENT AND/OR OUR BUSINESS. As a result of its ownership of Series G Preferred Stock and common stock, GE Capital Equity Investments, Inc., is able to exercise substantial control over the election of our directors and many corporate actions requiring the approval of such stockholders.

OUR COMMON STOCK IS NOT LISTED ON AN EXCHANGE WHICH MAKES IT DIFFICULT FOR OUR STOCKHOLDERS TO SELL THEIR STOCK. Although we are a public reporting company and incur the costs and regulatory burden associated with our reporting obligations, our shares of capital stock are not listed on any stock exchange or quoted on any quotation system. We cannot assure that holders of our capital stock will be able to dispose of their shares. Our ability to use our stock as consideration in potential acquisition, will be hindered by the limited trading market for our stock.


ITEM 2.  PROPERTIES

PrimeSource's corporate headquarters are located at 99 Hartwell Street, West Boylston, Massachusetts. All of our facilities are leased and located in the United States of America. A summary of the Company's facilities and offices, as of September 1, 2004, is as follows:

CITY, STATE                                    SQUARE                LEASE
                                                FEET            EXPIRATION DATE

Tucson, Arizona.............................     6,054              7/31/2006
Birmingham, Alabama.........................    18,356             11/30/2006
Atlanta, Georgia............................     1,200              9/30/2004
Atlanta, Georgia............................     1,750              9/30/2004
West Boylston, Massachusetts................    31,689             10/31/2005
                                                ------

                                                59,049
                                                ======


We believe that all of our facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are sufficient for the Company's current operations.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to claims and lawsuits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 12, 2003. At the meeting, the following items were submitted to a vote of the stockholders:

     (1) the election of a Class III director for a three-year term was approved with the election of Shaun D. McMeans receiving 7,862,958 votes in favor, 0 votes against, 8,217,358 votes withheld and 0 broker non-votes.

     (2) an amendment to our 1997 Stock Option/Stock Issuance Plan, as amended, increasing the number of shares of common stock reserved thereunder from 10,000,000 to 12,000,000 was approved with 14,726,893 votes in favor, 295,691 votes against, 68,005 abstentions and 988,927 broker non-votes;

     (3) the appointment by our Board of Directors of Deloitte & Touche LLP, our independent auditors, was ratified with 16,071,771 votes in favor, 5,230 votes against, 2,515 abstentions and 0 broker non-votes.


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

Our common stock is not currently listed on any public exchange or market. There is no established public trading market for our common stock and no assurance can be given that an established trading market for our common stock will develop in the future.

As of September 1, 2004, there were approximately 534 registered holders of record of our common stock. We estimate that there are approximately 800 beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our inception and the Board of Directors does not contemplate doing so in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in expanding our business. We may not declare or pay any dividend without the consent of lenders and our preferred stockholders.

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

<BTB>

                              EQUITY COMPENSATION PLAN INFORMATION
 -------------------------------------------------------------------------------
                                                                    JUNE 30, 2004

                                                                                      NUMBER OF SECURITIES
                               NUMBER OF SECURITIES                                  REMAINING AVAILABLE FOR
                                   TO BE ISSUED            WEIGHTED-AVERAGE           FUTURE ISSUANCE UNDER
                                 UPON EXERCISE OF          EXERCISE PRICE OF        EQUITY COMPENSATION PLANS
                               OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
                               WARRANTS AND RIGHTS        WARRANTS AND RIGHTS        REFLECTED IN COLUMN (a))
PLAN CATEGORY                         (a)                        (b)                            (c)
Equity compensation
     plans approved by            26,562,698                   $0.1930                        2,912,070
     security holders
Equity compensation
     plans not approved
     by security holders (1)           7,499                   16.0000                                0
                                  ----------                   -------                        ---------

               Total              26,570,197                   $0.1975                        2,912,070
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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our historical audited consolidated financial statements of PrimeSource for each of the five years in the period ended June 30, 2004. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto. Data is in thousands except per share data.

<BTB>
OPERATING DATA:                                                   FISCAL YEAR
                                                                 ENDED JUNE 30
                                  -----------------------------------------------------------------------------
                                   2004(1)(2)      2003(3)(4)     2002(5)(6)       2001(7)        2000(8)(9)


NET SALES                           $   48,763     $   46,360      $   53,696     $   48,402      $   54,411

NET INCOME (LOSS)                   $    1,606     $   (3,629)     $   (6,191)    $   (4,382)     $   (1,384)

NET INCOME (LOSS) PER
  SHARE - BASIC                     $     0.07     $     0.33      $    (1.11)    $    (1.37)     $    (0.69)

TOTAL ASSETS                        $   29,899     $   31,665      $   37,587     $   45,450      $   31,297

LONG-TERM OBLIGATIONS               $    8,250     $    5,826      $   23,285     $   20,335      $   15,968

STOCKHOLDERS' EQUITY
 (CAPITAL DEFICIENCY)               $   10,433     $   10,686      $   (5,349)    $     (562)     $     (567)

(1) In December 2003, the Company refinanced its senior debt facilities. The Company paid off its Luxtec revolving note in the amount of $1,271,585. Simultaneously, the Company paid off its PrimeSource Surgical revolving line of credit in the amount of $4,793,944.

(2) Upon adoption of SFAS No. 150 as of July 1, 2003, the Series G Stock was reclassified in the Consolidated Balance Sheets from presentation in the equity section the liability section. Upon original issuance of the Series G Stock, $2,062,000 relating to warrants issued was recorded to additional paid-in capital. These amounts were reversed out of additional paid-in capital and the book value of the Series G Stock was increased to the redemption amount upon adoption of SFAS No. 150.

(3) In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, the Company completed the transitional test for impairment in March 2003 and concluded that consolidated goodwill was impaired in the amount of $4,454,656. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations.

(4) In the fiscal year ended June 30, 2003, the Company restructured its outstanding preferred and common stock. The restructuring resulted in preferred stockholders exchanging preferred stock with a redemption value of approximately $21,993,000 for preferred stock with a redemption value of $3,250,000, common stock and common stock warrants. As a result of the restructuring, net income available for common stockholders was increased by $11,809,741 (to $0.33 per share) due to the effect of the equity recapitalization.

(5) In the fiscal year ended June 30, 2002, PrimeSource approved plans for restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of PrimeSource Healthcare's and PrimeSource Surgical's senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The related costs of the restructuring, excluding the $1,038,823 discussed in footnote (6) below, included charges of $2,915,675.

(6) On September 20, 2002, in connection with the restructuring, Ruby sold all of the assets of its former PEC line of business in exchange for the cancellation of stock previously issued to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,823 in the fiscal year ended June 30, 2002, as the assets were held for sale and deemed impaired at that date.

(7) Effective March 2, 2001, PrimeSource Surgical completed a merger with Luxtec Corporation with aggregate consideration exchanged of approximately $4,791,000, where PrimeSource Surgical assumed liabilities, net of assets acquired and costs of approximately $3,931,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Luxtec have been included in the financial statements of PrimeSource Surgical as of the date of acquisition. In December 2000, the Company acquired two entities, PEC and NEM, for aggregate consideration of $1,310,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition through date of sale, as discussed above.

(8) In June 2000, PrimeSource Surgical sold an entity for approximately $398,000, which resulted in a recorded loss of approximately $732,000. In addition, in April 2000, PrimeSource Surgical acquired an entity for $405,000. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition.

(9) In the fiscal year ended June 30, 2000, PrimeSource Surgical approved plans for a major restructuring of its operations with the goal of centralizing distribution facilities, eliminating unprofitable divisions and reducing costs. The aggregate costs of the restructuring included total charges of $1,031,000.

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

<BTB>
                                         Sep-30,     Dec-31,     Mar-31,     Jun-30,     Sep-30,     Dec-31,     Mar-31,    Jun-30,
                                         2002(1)       2002       2003         2003       2003         2003        2004      2004

Net sales                               $11,789.8   $11,587.6   $11,127.0   $11,855.6   $12,162.3   $12,540.7   $12,253.4  $11,806.6

Cost of sales                             7,498.9     7,307.1     6,885.2     7,606.4     7,665.9     7,853.0     7,956.4    7,556.4
                                     ------------    --------   ---------   ---------    --------    --------     -------    -------

Gross profit                             $4,290.9    $4,280.5    $4,241.8    $4,249.2    $4,496.4    $4,687.7    $4,297.0   $4,250.2
                                     ============    ========   =========   =========    ========    ========     =======    =======


Net income (loss)                      $(3,970.5)     $ 416.1    $  (3.0)    $ (71.4)     $ 201.8     $ 286.0     $ 258.8    $ 859.4
                                     ============    ========   =========   =========    ========    ========     =======    =======
Net income (loss) per share-basic        $  0.45     $  0.01    $ (0.02)    $ (0.02)     $  0.01     $  0.01     $  0.01    $  0.04
                                     ============    ========   =========   =========    ========    ========     =======    =======

COMPUTED AS DESCRIBED IN OUR ACCOMPANYING  CONSOLIDATED  FINANCIAL  STATEMENTS AND RELATED NOTES.

Our results of operations  historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations.

(1) In accordance with SFAS No. 142, the Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill.  This is a non-cash charge and is reflected as a cumulative  effect of a change in accounting principle, effective
July 1, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Overview is intended to provide a context for the following Management's Discussion and Analysis of Financial Condition and Results of Operation. Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2004 including the notes thereto. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary, or a substitute for review, of either the Management's Discussion and Analysis of Financial Condition and Results of Operation section nor of this Report as a whole.

                                BUSINESS SEGMENTS

We are a specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

The Company is organized into three operating segments based on operating criteria. These segments are Specialty Manufactured Products, Specialty Medical Distribution - Surgical, and Specialty Medical Distribution - Critical Care. A description of each segment and principal products and operations are as follows:

SPECIALTY MANUFACTURED PRODUCTS - This segment includes the Luxtec division which we acquired in March 2001. Luxtec designs and manufactures surgical headlight systems, including light sources, fiber optic cables and other custom-made surgical equipment for the medical industry.

SPECIALTY MEDICAL DISTRIBUTION - SURGICAL - The surgical segment is a regional sales and marketing organization that markets and distributes specialty surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy and general surgery. These products and services are used extensively in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical, Inc.

SPECIALTY MEDICAL DISTRIBUTION - CRITICAL CARE - The critical care segment is a regional sales and marketing organization that markets and distributes products primarily to hospitals in the southeastern United States. This segment does business as Bimeco, Inc. Within this segment, the primary specialties include intensive, neonatal and maternal care.

                                BUSINESS STRATEGY

We differentiate our business from commodity healthcare product sales organizations by offering "consultative" marketing. The Company's sales force spends substantial time teaching, training and advising surgeons, physicians, nurses and hospital staff in the proper use of their products.

We beleive small to medium sized manufacturers of specialty medical devices often prefer regional distributors to reduce the risk involved in exclusive national distribution relationships. We maintain three regional distribution groups, two for surgical products (Southeast and Mid-Atlantic/Central) and one for critical care products (primarily focused on the Southeast). All of the Company's sales representatives are our employees, averaging 15 years experience, and are compensated almost entirely on commissions.

Our goal is to be a leading supplier of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

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

Our Luxtec division continues to lead the surgical headlamp business and focuses its research and development efforts on new and innovative products which can be sold through our distribution segment.

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     o    favorable industry demographics;

     o    sustaining or increasing our market share;

     o    the acquisition of other specialty medical products manufacturers;

     o    expanding margin opportunities in our manufactured products business;

     o    further   penetration  of  existing   customer  accounts  due  to  our
          introduction of new products and services;

     o entrance into new specialty medical markets and expansion into international markets; and

     o    marketing  efforts  which  foster   partnerships  with  other  medical
          products companies to widen the customer base for our products.

                             BUSINESS OPPORTUNITIES

The Company's historically aggressive distribution growth strategy strained its financial and managerial resources, leading the Board of Directors to initiate and implement a restructuring plan in November 2001. The restructuring plan included replacing senior management, refocusing the Company's strategy on its core business and consolidating under-performing sales regions. In January 2002, the Company ceased distribution of most products west of the Rocky Mountains. A portion of the Company's critical care segment was divested in late 2002, with the remainder sold in June 2003. During the past two years, the Company has achieved several significant milestones; strengthening its core business with the renewal of several key vendor contracts, attracting new product lines, simplifying its capital structure and consolidating its senior debt facilities. The Company believes it has validated the restructuring plan it began in 2001 by improving its operating income (loss) from a loss of $5.6 million in 2002 to income of $1.4 million in 2003 and $2.5 million in 2004 and by reducing its senior secured debt from $9.9 million in 2002 to $5.2 million in 2004.

We believe that we are well positioned to leverage our existing distribution capabilities with additional proprietary products. In addition to the opportunity for margin expansion, the sales force has incentives to market proprietary or "corporate" products since those products become an owned component of their portfolio. The sales force is then able to have a more active role in product development, resulting in product lines that are better suited for their customer base. We believe that within the specialty surgical and critical care markets, there exist numerous quality, high growth acquisition targets, including several in its current product portfolio.

                                 BUSINESS RISKS

We believe that the following represent our primary business risks:

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

OUR BUSINESS WOULD SUFFER IF WE LOST KEY SUPPLIERS. Our success is partly dependent on our ability to successfully predict and adjust production capacity to meet demands, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner. Capacity or supply constraints, as well as purchase commitments, could adversely affect our future operating results. We cannot assure that we will be able to maintain our existing supplier relationships or secure additional suppliers as needed.

IF SUPPLIERS TERMINATE THEIR AGREEMENTS WITH US, OUR PRODUCT OFFERINGS MAY SUFFER. Following an initial one-year term, many of our standard supplier agreements may be terminated by either party on 90 days' notice or upon a change in control of the Company. After expiration of the initial term, such suppliers may terminate or seek to renegotiate their agreements. If a significant number of suppliers terminate their agreements with us, the range of products we will be able to offer would be adversely affected. The ability of suppliers to terminate their agreements may result in new agreement terms that are less favorable to us, which could have a material adverse effect on our earnings.

OUR MAJOR STOCKHOLDER HAS SUBSTANTIAL CONTROL OF US AND COULD DELAY OR PRESENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY BELIEVE WOULD IMPROVE MANAGEMENT AND/OR OUR BUSINESS. As a result of its ownership of Series G Preferred Stock and common stock, GE Capital Equity Investments, Inc., is able to exercise substantial control over the election of our directors and determine the outcome of most corporate actions requiring stockholder approval, including a merger with or into another company, the sale of all or substantially all of our assets and amendment to our Articles of Organization.

The Company's capital structure at June 30, 2004 is summarized below:

<BTB>
                                     SERIES G (1)                             COMMON STOCK
                             ----------------------------- --    ----------------------------------------
 SHAREHOLDER                    SHARES       OPTIONS (2)             SHARES      OPTIONS (3)   WARRANTS     TOTAL CSE       %


 GE Capital Equity             12,500,000                            7,967,374        3,721    9,398,639    29,869,734   41.5 %

 Coleman Swenson Booth          7,718,750                            3,573,089       23,721    4,380,356    15,695,916   21.8 %

 Robert Fisher Entities         1,484,375                            1,963,953        7,442    1,456,876     4,912,646   6.8 %

 William H. Lomicka               546,875                              621,328       30,605      186,694     1,385,502   1.9 %

 Brad Walker                          100         749,900                   50    3,249,950                  4,000,000   5.6 %

 PSHC Management                                                                  2,511,046                  2,511,046   3.5 %

 Others                                                              8,249,350    3,961,445    1,352,203    13,562,998   18.9 %
                              -----------     -----------           -----------   ----------  -----------   -----------


 Total                        22,250,100         749,900            22,375,144    9,787,930   16,774,768    71,937,842
                              ===========     ===========           ===========   ==========  ===========   ===========

Note: All figures shown in common stock equivalents (CSE).

(1) Series G Preferred Stock carries a preference of two times original price per share plus accrued dividends ($0.64 per CSE) and participates in additional proceeds as Common Stock.

(2) Series G Preferred Stock options convert to Series G Preferred Stock at a strike price of $0.32 per CSE.

(3) Common Stock options and warrants convert at an average strike price of $0.49 and $0.02 per CSE, respectively.

We are a reporting company under the Securities Exchange Act of 1934, but not traded on a recognized stock exchange. The Company had approximately 1,400 shareholders as of June 30, 2004.

As a result of its ownership of Series G Preferred Stock and common stock, GE Capital Equity Investments, Inc., is able to exercise substantial control over the election of our directors and many corporate actions require the prior approval of such stockholder.

This analysis of our financial condition, capital resources and results of operations should be read in conjunction with the accompanying consolidated financial statements, including the notes thereto.

                   APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During preparation of these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to goodwill and other intangible assets, income taxes and revenue recognition. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

DEFERRED TAX ASSETS

We estimate our actual current tax exposure obligations together with the temporary differences that have resulted from the differing treatment of items dictated by accounting principles generally accepted in the United States of America versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe the recovery to be less than likely, we establish a valuation allowance against the deferred tax asset and charge the amount as an income tax expense in the period in which such a determination is made.

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

Revenues earned under agency agreements are recognized when the customer has received the product, and amounts are recorded in net sales, at the net amount retained by the Company.

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

                              RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended June 30, 2004, 2003 and 2002.

                                                 2004        2003        2002

Net sales                                       100.0 %     100.0 %     100.0 %
Cost of sales                                    63.6 %      63.2 %      65.8 %
Gross profit                                     36.4 %      36.8 %      34.2 %
Selling expenses                                 16.7 %      16.1 %      16.6 %
General and administrative expenses              13.4 %      15.1 %      16.1 %
Depreciation and amortization expenses            1.0 %       1.8 %       4.6 %
Restructuring expenses                            0.0 %       0.7 %       7.4 %
Interest expense                                  2.7 %       1.8 %       1.3 %
Net income (loss)                                 3.3 %      (7.8)%     (11.5)%

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2003

NET SALES--Net sales increased $2,402,987, or 5.2%, in fiscal 2004 compared to fiscal 2003 primarily due to higher sales volume from existing product lines and additional selling territory for our proprietary products provided by the Luxtec division. Sales in the new territory for the year ended June 30, 2004 totaled $1,114,401. In March 2004, we ended a key vendor relationship in our Surgical division, which contributed approximately 15% of Surgical divisions sales for the twelve months ended June 31, 2004. This vendor made a decision to sell its product directly to its customers, thereby ending all of their independent distributor contracts. Although we have replaced this product line with another in the affected territories as of June 2004, our Surgical division sales did underperform historical levels in the fourth quarter. Any decrease in sales due to the loss of this vendor has had a corresponding impact on cost of sales, gross profit, selling expense and net income after the date the relationship terminated; however, we expect to recover lost revenue as we progress through fiscal 2005.

COST OF SALES--Cost of sales increased to 63.6% of net sales for fiscal 2004 from 63.2% of net sales for fiscal 2003. The increase of $1,734,128, or 5.9%, in fiscal 2004 relative to fiscal 2003 was primarily the result of the corresponding increase in net sales, as discussed above. The slight increase in the percentage of cost of sales as a percentage of net sales in fiscal 2004 relative to fiscal 2003 is due is due to the effects of a large, lower margin, Critical Care division capital equipment sale of $775,000 to a single customer in March 2004 offset by a difference in product mix between stocking sales and agency sales. A majority of our business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services such as customer service and warehouse logistics. The remainder of our revenue is received on an agency basis where we do not stock the vendor's products and do not provide fulfillment services, but instead receive revenue in the form of an agency commission from the vendor in return for arranging the sale of a vendor's products. In the past nine months, our product mix between stocking and agency based sales has shifted slightly to a higher agency component. Agency sales are recorded in an amount equal to the commission received, and as a result have no direct cost of sales. As a result, an increase in agency sales will decrease cost of sales as a percentage of net sales as net sales have increased with no associated increase in cost of sales.

GROSS PROFIT--Gross profit decreased to 36.4% of net sales in fiscal 2004 compared to 36.8% of net sales in fiscal 2003. The increase in gross profit of $668,859, or 3.9%, in fiscal 2004 compared to fiscal 2003 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net sales in fiscal 2004 compared to fiscal 2003, was due to the effects of a large, lower margin, Critical Care division capital equipment sale as discussed in cost of sales offset by a difference in product mix sold as discussed above. Gross profit from our agency business for fiscal 2004 was approximately $492,000 more than in fiscal 2003.

SELLING EXPENSES--Selling expenses increased $709,812 in fiscal 2004 compared to fiscal 2003. The increase is primarily due to higher sales volume and is also attributable to a sales representative commission program to sell through any remaining Surgical division inventory for the discontinued key vendor discussed in net sales above. As a result of this program, we liquidated the discontinued inventory and created an additional incentive for the sales representatives most impacted by the loss of the vendor. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales revenue do not fluctuate when the product mix of agency and stocking sales varies.

GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were 13.4% of net sales, for fiscal 2004, compared to 15.1% for fiscal 2003. The decrease of $474,192, or 6.8%, is a result of lower salaries and wages related to reduced headcount by obtaining further overhead efficiencies and reduced legal fees, primarily related to the settled legal complaint with the Company's former officers as mentioned in Note 12 to the consolidated financial statements.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased to 1.0% for fiscal 2004 compared to 1.8% for fiscal 2003. The decrease of $349,975, or 41.5%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the year ended June 30, 2004.

RESTRUCTURING EXPENSES: Restructuring expense decreased $340,690 in fiscal 2004 compared to fiscal 2003. The decrease is due to the lack of any restructuring activities initiated in fiscal 2004 and the continued payments under the existing restructuring plans. The expenses recorded in fiscal 2004 related to the June 30, 2003 final closing fees related to the sale of Ruby, Inc.

INTEREST EXPENSE--The increase in interest expense of $468,697, or 55.8%, is the result of the costs incurred relating to the refinancing of the Company's senior debt in the quarter ended December 31, 2003. Due to the demand provision in the line of credit, all financing costs relating to the refinancing were expensed as incurred. The increase also relates to the implementation of SFAS 150, which requires all dividends accrued on our preferred stock to be recorded as interest expense effective July 1, 2003 because the preferred stock is classified as a liability in accordance with the provisions of SFAS 150. These increases are offset by decreases relating to lower interest rates and fees on the Company's senior debt, as compared to the prior year, as a result of the refinancing. Interest expense on the Company's senior debt, excluding the financing costs, actually decreased by $155,754, or 23%, during fiscal 2004 over fiscal 2003.

INCOME TAX PROVISION--We recorded no income tax expense in fiscal 2004 and a $19,700 income tax benefit in fiscal 2003. Our current year taxable income for federal and certain states can be offset by the use of net operating loss carryforwards to offset federal and state income tax liabilities in addition to certain tax credit carryovers.

NET INCOME (LOSS)--Net income increased $5,234,848 in fiscal 2004 compared to the fiscal 2003 net loss. The increase resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation. In addition, we recorded other income of approximately $370,000 resulting from the resolution of certain disputed distribution costs which had been previously accrued for. This increase is offset by the write off of deferred financing fees of approximately $190,000 for previously outstanding debt related to the refinancing of our banking facilities during December 2003.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2002

NET SALES--Net sales decreased $7,335,698, or 13.7%, in fiscal 2003 compared to fiscal 2002. The decrease in net sales in fiscal year 2003 was primarily due to the closure of the Company's western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Remaining decreases were due to a shift in our distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $2,542,000 of the decrease and the divesture of PEC resulted in approximately $1,327,000 of the decrease.

COST OF SALES--Cost of sales decreased to 63.2% for fiscal 2003 from 65.8% for fiscal 2002. The decrease in cost of sales of $6,031,556, or 17.1%, was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The remaining decreases are due to a shift in our distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $1,810,000 of the decrease and the divesture of PEC resulted in approximately $683,000 of the decrease. The decrease in cost of sales as a percentage of net sales in 2003 compared to 2002 is due to the difference in the product mix sold and the non-recurring prior year inventory reserve adjustments.

GROSS PROFIT--Gross profit decreased to 36.8% of net sales for fiscal 2003 from 34.2% of net sales for fiscal 2002. The $1,304,142 decrease in gross profit was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The western sales territory closure resulted in approximately $732,000 of the decrease and the divesture of PEC resulted in approximately $644,000 of the decrease. The increase in gross profit margins is due to a favorable change in product mix and the non-recurring prior year inventory reserve adjustment from 2002 which caused a higher cost of goods sold.

SELLING EXPENSES--Selling expenses decreased $1,439,986 in fiscal 2003 compared to fiscal 2002. The decrease in selling expense is primarily due to the closure of the western sales territory as a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Decreased salaries, commissions, benefits and travel expenses related to the western sales territory account for approximately $502,000 of the decrease and the PEC divesture resulted in approximately $500,000 of the decrease.

GENERAL  AND  ADMINISTRATIVE   EXPENSES--General  and  administrative   expenses
decreased to $7,015,217 for fiscal 2003, from $8,625,555 for fiscal 2002, a decrease of $1,610,338, or 18.7%. The decrease is primarily a result of the Company's restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. The restructuring plan decreased general and administrative expenses by narrowing the focus of the Company's operations and reducing corporate overhead through workforce reductions. Non-recurring reserve adjustments for inventory and accounts receivable recorded in December 2001 of approximately $474,000 also contributed to the decrease. The PEC divesture resulted in approximately $268,000 of the decrease.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses decreased to $843,500 for fiscal 2003, from $2,455,081 for fiscal 2002, a decrease of $1,611,581, or 65.6%. The decrease in depreciation and amortization expense in fiscal 2003 is primarily due to the implementation of SFAS No. 142 Goodwill and Other Intangible Assets effective July 2002. As a result of this adoption, goodwill was no longer amortized in fiscal 2003.

RESTRUCTURING EXPENSES--Restructuring expense decreased to $345,507 for fiscal 2003, from $3,954,498 for fiscal 2002. Fiscal 2003 restructuring expenses include a reserve recorded for the former President's severance agreement for $195,507 and other restructuring expenses of $150,000. Fiscal 2002 restructuring expenses relate to the restructuring plan which began in early November 2001, involving narrowing the focus of our operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of our balance sheet through a recapitalization and refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and a reduction of debt levels through projected improved earnings and potential asset sales. From November 2001 through August 2002 significant aspects of our new business model, including a reduction in workforce and executive staff, exit of the western sales region, recapitalization of equity and a refinancing of our existing debt, were completed. As a result of this, restructuring expense of $2,915,675 was recorded for fiscal 2002. In addition, during 2002, a decision was made to dispose of the PEC division, and the write-off of PEC goodwill and other impaired assets totaled $1,038,823 which was included in restructuring expenses.

INTEREST EXPENSE--Interest expense increased $159,999, or 23.6%. Our interest cost increased as a result of increased interest rates and fees incurred related to the restructuring of the PrimeSource Healthcare and PrimeSource Surgical debt.

INCOME TAX BENEFIT--Income tax benefit decreased to $19,700 during fiscal 2003, compared to $61,700 during fiscal 2002. The decrease is the result of decreased taxable net income (loss) at state levels.

NET LOSS--Net loss decreased $2,561,764, or 41.4%. The decrease in net loss resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense. These expense decreases were offset by goodwill impairment expense of $4,454,656 recorded in fiscal 2003, resulting from the Company's implementation of SFAS No. 142 in July 2002.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had working capital of $1,688,823 compared to a deficit of $793,154 at June 30, 2003. The increase in our working capital was primarily the result of decreased accounts payable, accrued expenses, lines of credit and current obligations for long-term debt, offset by decreased receivable and inventory balances. Accounts payable, accrued expenses and obligations for long-term debt were paid with the increased cash generated from operations and the increased availability of the line of credit, as discussed below.

In December 2003, we consolidated our senior debt facilities into a $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit") from Wells

Fargo under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($6,757,524 at June 30, 2004). As of June 30, 2004, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.25% at June 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At June 30, 2004, there was $1,553,385 of availability under the PrimeSource Healthcare Line of Credit.

The  Credit  and  Security   Agreement   contains  covenants  that  require  the
maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2004.

<BTB>
CONTRACTUAL OBLIGATIONS                                  PAYMENTS DUE BY PERIOD
                                 -----------------------------------------------------------------------
                                     TOTAL       LESS THAN    1 - 3 YEARS     3-5 YEARS    MORE THAN 5
                                                  1 YEAR                                      YEARS

Long-term debt obligations      $    62,446     $   16,71 3    $  45,733

Capital lease obligations              -              -            -

Operating lease obligations        882,320        606,293       274,382        1,645

Series G Preferred Stock         8,138,933      8,138,933
                                ----------      ----------     ----------    ----------     ----------


Total                           $9,083,699      $8,761,939    $ 320,115      $  1,645
                                ==========      ==========    ==========    ==========     ==========

                        RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, reclassified its Series G Convertible Redeemable, Preferred Stock ("Series G Stock") from equity to a liability. Further effects of this adoption are discussed in Note 8 to the accompanying consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which codifies, revises, and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes in SAB No. 104 did not have a material impact on our financial position or results of operations.

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of SFAS No. 123 and 95. The exposure draft proposes to expense the fair value of share-based payments to employees beginning in July 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk exposure relates to outstanding debt. The balance of our outstanding bank debt at June 30, 2004 was $5,204,139, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on our earnings or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PRIMESOURCE HEALTHCARE, INC. and Subsidiaries


                        Consolidated Financial Statements
                          as of June 30, 2004 and 2003,
                             and for the Years Ended
                        June 30, 2004, 2003 and 2002 and
                          Independent Auditors' Report


                                                                         Page

Independent Auditors' Report                                                F-1

Consolidated Balance Sheets as of June 30, 2004 and 2003              F-2 - F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2004, 2003 and 2002                                          F-4 - F-5

Consolidated Statements of Stockholders' Equity (Net Capital
Deficiency) for the Years Ended June 30, 2004, 2003 and 2002                F-6

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2004, 2003 and 2002                                          F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-26

INDEPENDENT AUDITORS' REPORT


Board of Directors
PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2004, and 2003, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PrimeSource Healthcare, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for its Series G Redeemable, Convertible preferred stock as required by Statement of Financial Accounting Standards No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which was effective for the Company July 1, 2003.



DELOITTE & TOUCHE LLP

Phoenix, Arizona
September 28, 2004

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------

ASSETS (Note 7)                                                                   2004              2003

CURRENT ASSETS:

  Cash and cash equivalents                                                  $    98,903      $    489,911
  Accounts receivable - net of allowance for doubtful accounts

    of approximately $132,000 (2004) and $214,000 (2003)                       5,718,346         6,111,062

  Inventories - net (Note 4)                                                   6,732,542         7,517,965

  Income taxes receivable (Note 11)                                              129,913            67,800

  Prepaid expenses and other current assets                                      224,865           172,397
                                                                              ----------      ------------

           Total current assets                                               12,904,569        14,359,135


PROPERTY AND EQUIPMENT - Net (Note 5)                                            887,325           996,358

GOODWILL - Net (Note 6)                                                       15,956,883        15,956,883

INTANGIBLE ASSETS - Net of accumulated amortization

  of approximately $245,000 (2004) and $236,000 (2003) (Note 6)                   60,273           118,290


OTHER ASSETS - Net of accumulated amortization of

  approximately $782,000 (2003)                                                   90,196           233,874
                                                                              ----------      ------------

TOTAL                                                                        $29,899,246      $ 31,664,540
                                                                              ==========      ============

                                                                                               (Continued)

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                              2004              2003

CURRENT LIABILITIES:
  Accounts payable                                                           $  4,253,295     $  5,636,333
  Accrued expenses                                                              1,509,432        2,240,770
  Accrued restructuring costs (Note 14)                                            43,726          690,968
  Customer deposits                                                               166,873           72,895
  Lines of credit (Note 7)                                                      5,204,139        5,926,021
  Current portion of long-term debt (Note 7)                                       16,713          559,877
  Current portion of capital lease obligations (Note 12)                           21,568           25,425
                                                                              -----------      -----------
           Total current liabilities                                           11,215,746       15,152,289


CAPITAL LEASE OBLIGATIONS - Net of current portion (Note 12)                       22,149           21,433


LONG-TERM DEBT - Net of current portion (Note 7)                                   88,983          105,696


SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
 STOCK - No par value - authorized, 230,000 shares;
 issued and outstanding, 222,501 shares; aggregate liquidation
 preference of $15,258,964 (Note 8)                                             8,138,933
                                                                              -----------      -----------

TOTAL LIABILITIES                                                              19,465,811       15,279,418
                                                                              -----------      -----------
COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9, 10 and 12)

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
 STOCK - No par value - authorized, 230,000 shares;
 issued and outstanding, 222,500 shares; aggregate liquidation
 preference of $14,687,737                                                                       5,699,121

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value - authorized, 75,000,000 shares;
     issued and outstanding, 22,375,144 (2004) and 22,375,094 (2003)
     shares                                                                       223,751          223,750
  Additional paid-in capital                                                   19,295,451       21,347,451
  Accumulated deficit                                                          (9,085,767)     (10,885,200)
                                                                              -----------      -----------

           Total stockholders' equity                                          10,433,435       10,686,001
                                                                              -----------      -----------

TOTAL                                                                        $ 29,899,246      $31,664,540
                                                                              ===========      ============

See notes to consolidated financial statements.                                                 (Concluded)

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------

                                                                         2004               2003              2002

NET SALES                                                           $  48,763,006       $ 46,360,019   $  53,695,717
                                                                    -------------       ------------   -------------

COST OF SALES                                                          31,031,700         29,297,572      35,329,128
                                                                    -------------       ------------   -------------

GROSS PROFIT                                                           17,731,306         17,062,447      18,366,589
                                                                    -------------       ------------   -------------
OPERATING EXPENSES:
  Selling expenses                                                      8,160,206          7,450,394       8,890,380
  General and administrative expenses                                   6,541,025          7,015,217       8,625,555
  Depreciation and amortization expenses                                  493,525            843,500       2,455,081
  Restructuring expenses (Note 14)                                          4,817            345,507       3,954,498
                                                                    -------------       ------------   -------------
           Total operating expenses                                    15,199,573         15,654,618      23,925,514
                                                                    -------------       ------------   -------------

OPERATING INCOME (LOSS)                                                 2,531,733          1,407,829     (5,558,925)

INTEREST EXPENSE                                                      (1,307,940)          (839,243)       (679,244)

OTHER INCOME (EXPENSE)                                                    382,256            189,704       (115,357)
                                                                    -------------       ------------   -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX BENEFIT                                             1,606,049            758,290     (6,353,526)

INCOME TAX BENEFIT (Note 11)                                                                  19,700          61,700
                                                                    -------------       ------------   -------------

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                  1,606,049            777,990     (6,291,826)
                                                                    -------------       ------------   -------------

DISCONTINUED OPERATIONS:
  INCOME FROM DISCONTINUED OPERATION -
    Net of income tax                                                                        121,697         101,263

  LOSS ON DISPOSAL OF DISCONTINUED OPERATION -
    Net of income tax                                                                       (73,830)
                                                                    -------------       ------------   -------------

           Total                                                                              47,867         101,263
                                                                    -------------       ------------   -------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - GOODWILL IMPAIRMENT                                                        (4,454,656)
                                                                    -------------       ------------   -------------

NET INCOME (LOSS)                                                       1,606,049        (3,628,799)     (6,190,563)
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                               (1,147,094)     (2,652,571)
EFFECT OF EQUITY RECAPITALIZATION                                                         11,809,741
                                                                    -------------       ------------   -------------
NET INCOME (LOSS) AVAILABLE FOR COMMON
  STOCKHOLDERS                                                       $  1,606,049       $  7,033,848   $ (8,843,134)
                                                                    =============       ============   =============


                                                                                                         (Continued)

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------------------------------------------


                                                                    2004            2003           2002

INCOME (LOSS) PER SHARE BEFORE DISCONTINUED
 OPERATIONS AND CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING PRINCIPLE:
    Basic                                                      $      0.07     $      0.54    $    (1.13)
                                                               ===========     ===========    ===========

    Diluted                                                    $      0.07     $      0.24    $    (1.13)
                                                               ===========     ===========    ===========

LOSS PER SHARE FROM DISCONTINUED
 OPERATIONS - NET OF INCOME TAX - DISPOSAL
 OF OPERATION:
    Basic                                                                                     $      0.02
                                                                                              ===========

    Diluted                                                                                   $      0.02
                                                                                              ===========

LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE -  GOODWILL IMPAIRMENT:
    Basic                                                                      $    (0.21)
                                                                               ===========

    Diluted                                                                    $    (0.09)
                                                                               ===========

INCOME (LOSS) PER SHARE:
    Basic                                                      $      0.07     $     0.33     $    (1.11)
                                                               ===========     ===========    ===========

    Diluted                                                    $     0.07      $     0.15     $    (1.11)
                                                               ===========     ===========    ===========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF INCOME (LOSS) PER SHARE:
    Basic                                                      $22,375,130     $21,059,853    $ 7,975,208
                                                               ===========     ===========    ===========

    Diluted                                                    $22,375,130     $53,024,512    $ 7,975,208
                                                               ===========     ===========    ===========


See notes to consolidated financial statements.                                               (Concluded)


<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Total
                                                   Common Stock               Additional                         Stockholders'
                                            -------------------------           Paid-in      Accumulated            Equity
                                                Shares        Amount            Capital        Deficit     ( Net Capital Deficiency)

BALANCE, JULY 1, 2001                           7,959,704     $ 79,597        $ 8,434,697    $ (9,075,914)      $  (561,620)

  Issuance of common stock                         18,605          186             24,814                            25,000
  Warrants and beneficial conversion
     features of preferred stock                                                3,912,000                         3,912,000

  Preferred stock dividends and accretion                                                      (2,652,571)       (2,652,571)
  Restricted common stock vesting                                                 118,709                           118,709
  Refund fractional shares                                                            (18)                              (18)
  Net loss                                              -            -                  -      (6,190,563)       (6,190,563)
                                               ----------   ----------         ----------     -----------        ----------
BALANCE, JUNE 30, 2002                          7,978,309       79,783         12,490,202     (17,919,048)       (5,349,063)
  Equity recapitalization                      14,735,066      147,351          6,785,864      11,809,741        18,742,956
  Warrants issued with issuance of Series G
     preferred stock                                                            2,062,000                         2,062,000
  Preferred stock dividends and accretion                                                      (1,147,094)       (1,147,094)
  Cancellation of shares in legal settlement     (132,963)      (1,330)           (41,218)                          (42,548)
  Cancellation of shares in sale of PEC assets   (201,067)      (2,011)           (62,330)                          (64,341)
  Cancellation of shares in sale of Ruby Merger    (4,251)         (43)            (1,317)                           (1,360)

  Issuance of compensatory stock options                                          110,000                           110,000
  Restricted common stock vesting                                                   4,250                             4,250
  Net loss                                              -               -               -      (3,628,799)       (3,628,799)
                                               ----------   ----------         ----------     -----------        ----------

BALANCE, JUNE 30, 2003                         22,375,094      223,750         21,347,451     (10,885,200)       10,686,001
  Reclassification of Series G
    preferred stock to liability                                               (2,062,000)        193,384        (1,868,616)

  Issuance of compensatory stock options                                           10,000                            10,000
  Exercise of stock option                             50            1                                                        1
  Net income                                            -            -                  -       1,606,049         1,606,049
                                               ----------   ----------         ----------     -----------        ----------
BALANCE, JUNE 30, 2004                         22,375,144   $  223,751         19,295,451      (9,085,767)       10,433,435
                                               ==========   ==========         ==========     ===========        ==========

See notes to consolidated financial statements.

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
-----------------------------------------------------------------------------------------------------------------------

                                                                             2004             2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $ 1,606,049      $(3,628,799)     $ (6,190,563)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization expenses                                  493,525          849,657         2,462,411
    Loss on disposal of property and equipment                               46,317           22,147           124,132
    Stock compensation expense                                               10,000          110,000           118,709
    Debt forgiveness                                                       (150,000)
    Goodwill impairment                                                                    4,454,656
    Loss on sale of division                                                                  73,830         1,038,823
    Issuance of common stock for services                                                      4,250            25,000
    Gain on legal settlement                                                                 (42,548)
    Change in fair value of warrant put obligation                                                             (95,000)
    Write-off of intangible assets                                                                              12,406
    Amortization of debt discount                                                                               28,600
    Changes in operating assets and liabilities - net of
      effect of business acquisitions and dispositions:
      Accounts receivable                                                   392,716         (313,913)        2,208,904
      Inventories                                                           785,423         (397,713)        1,978,659
      Income taxes receivable                                               (62,113)          42,200          (119,500)
      Prepaid expenses and other current assets                             (52,468)         (31,021)            4,644
      Other assets                                                           (9,688)         (80,723)         (181,504)
      Accounts payable                                                   (1,383,038)         578,565        (5,235,025)
      Accrued expenses                                                     (717,878)        (604,266)          568,636
      Accrued restructuring costs                                          (647,242)        (420,165)        1,111,133
      Customer deposits                                                      93,978         (148,006)         (347,215)
                                                                          -----------      ----------       -----------

           Net cash provided by (used in) operating activities              405,581          468,151        (2,486,750)
                                                                          -----------      ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (199,356)        (255,320)          (86,828)
  Proceeds from sale of property and equipment                                5,233              157             6,462
  Purchase of intangible assets                                                                                (64,166)
  Acquisition of other assets                                                                                  (31,904)
  Proceeds from business disposition                                                       1,000,000
                                                                                           ----------
           Net cash (used in) provided by investing activities             (194,123)         744,837          (176,436)
                                                                          -----------      ----------       -----------

                                                                                                            (Continued)

<BTB>
PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
----------------------------------------------------------------------------------------------------------------

                                                                          2004           2003            2002
CASH FLOWS FROM FINANCING ACTIVITIES:

  Borrowings under lines of credit                                    38,844,614     16,785,191     19,506,353
  Repayments under lines of credit                                   (39,566,496)   (18,390,045)   (20,027,304)
  Borrowings under long-term debt                                                                      600,000
  Repayment of long-term debt                                           (422,704)    (2,731,323)      (872,711)
  Repayment on capital leases                                            (29,076)       (36,666)       (47,192)
  Proceeds from issuance of stock                                             32
  Proceeds from issuance of preferred stock - net of costs               571,164      3,364,031      3,167,170
  Stock repurchases                                                                                        (18)


           Net cash (used in) provided by financing activities          (602,466)    (1,008,812)     2,326,298
                                                                      -----------    -----------    ----------


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (391,008)       204,176       (336,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             489,911        285,735        622,623
                                                                      -----------    -----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    98,903        489,911        285,735
                                                                      ===========    ===========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
    Interest                                                             728,358        698,685        741,905
                                                                      ===========    ===========    ==========

    Income taxes                                                          60,910         30,000        256,100
                                                                      ===========    ===========    ==========

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:


  Forgiveness of notes payable                                          (150,000)
                                                                      ===========
  Equipment acquired under capital lease                                  25,304                        54,745
                                                                      ===========    ===========    ==========
  Issuance of note payable for debt refinancing cost                                    250,000
                                                                                     ===========
  Discount on issuance of note payable for legal services                 12,827        (12,827)
                                                                      ===========    ===========
  Fair value of common stock cancelled in sale of asset                                  64,341
                                                                                     ===========
  Fair value of common stock cancelled in legal settlement                               42,548
                                                                                     ===========
  Common stock issued for services                                                        4,250         25,000
                                                                                     ===========    ==========

See notes to consolidated financial statements.                                                    (Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
--------------------------------------------------------------------------------


1.  NATURE OF BUSINESS

    PrimeSource Healthcare, Inc. ("PrimeSource" or the "Company"), a Massachusetts corporation formerly known as Luxtec Corporation ("Luxtec"), is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

    On June 30, 2003, PrimeSource Surgical, Inc., a wholly owned subsidiary of the Company ("PrimeSource Surgical"), sold all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., an indirect wholly owned subsidiary ("Ruby") for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity. The Company recognized a loss of $73,830 on the sale. The cash proceeds were used to payoff a portion of the Company's outstanding long-term debt.

    Prior to the sale of Ruby, effective June 30, 2002 the Company sold all of the assets of Professional Equipment Corporation, a wholly owned subsidiary of Ruby ("PEC"), line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in 2002, resulting in a loss of $1,038,823, which is recorded as restructuring expenses in the consolidated statement of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.

    PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: PrimeSource Surgical; Ruby (see Note 3) and Bimeco, Inc. All intercompany balances and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

    CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company's customers. Collateral is generally not required. In addition, the Company does not routinely maintain cash in excess of $100,000 and, as a result, at June 30, 2004, the Company had no uninsured cash balances.

    INVENTORIES consist of raw materials and finished goods, stated at the lower of cost or market. Cost is recorded using the first-in first-out method for Luxtec and average costing for the remaining companies.

    INVENTORY RESERVES FOR OBSOLESCENCE - The Company writes down its inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

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

    GOODWILL AND OTHER INTANGIBLE ASSETS - Effective July 1, 2002, for the Company goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). See Note 6. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2003 and found no further impairment in its existing goodwill balances.

    OTHER ASSETS consist principally of deposits and deferred financing costs. Deferred financing costs are amortized over the life of the related debt using the effective interest method.

    REVENUE RECOGNITION - The Company recognizes revenue at the time of shipment and passage of title. The Company also receives revenues under certain agency arrangements and recognizes revenue, on a net basis, when the agency sale is complete. Provision is made currently for estimated sales returns and allowances, which have historically been insignificant. The Company expenses warranty costs as incurred as amounts have historically been insignificant, and Luxtec offers minimal warranty of products. There were no warranty costs for the years ended June 30, 2004, 2003 and 2002.

    SHIPPING AND HANDLING COSTS are included in costs of sales.

    RESEARCH AND DEVELOPMENT COSTS are incurred by the Company's Luxtec division and are charged to operations as incurred. Total research and development costs for the years ended June 30, 2004, 2003 and 2002 were approximately $185,000, $253,000 and $87,000 respectively.

    INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, income taxes are recognized for: (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

    Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income (loss) for fiscal years ending 2004, 2003 and 2002 would have been the pro forma amounts indicated below:

<BTB>
                                                                 2004            2003            2002

Net income (loss) available to common stockholders, as
reported                                                    $ 1,606,049     $ 7,033,848      $ (8,843,134)

Stock-based employee compensation expense determined under
fair-value method                                              (576,585)       (521,258)         (401,185)
                                                            ------------    ------------     -------------

Pro forma net income (loss)                                 $  1,029,464    $ 6,512,590      $ (9,244,319)
                                                            ============    ============     =============

Earnings (Loss) Per Share:
  Basic- as reported                                        $       0.07    $      0.33      $     (1.11)
  Basic- pro forma                                          $       0.05    $      0.31      $     (1.16)


  Diluted- as reported                                      $       0.07    $      0.15      $     (1.11)
  Diluted- pro forma                                        $       0.05    $      0.14      $     (1.16)

Black-Scholes Assumptions
  Risk-free interest rate                                          4.23%           3.10%           5.21%
  Expected volatility                                                50%             50%             50%
  Expected lives - in years                                           6               6               7
  Expected dividend yield                                             0%              0%              0%

    FINANCIAL INSTRUMENTS - Pursuant to SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, the Company is required to disclose the fair value of all financial instruments at June 30, 2004, 2003 and 2002. The Company generally considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments. At June 30, 2004, 2003 and 2002, the estimated fair value of the company's long-term debt was approximately $106,000, $666,000 and $3,100,000, respectively. The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on current interest rates for instruments with similar maturities.

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

    LOSS PER COMMON SHARE - SFAS No. 128, EARNINGS PER SHARE, requires the dual presentation of basic and diluted earnings (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted earnings (loss) per share calculations. The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options and warrants to purchase common stock totaling 26,562,698, 1,640,185 and 5,713,342 were outstanding at June 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the effect would be antidilutive. Put warrants totaling 282,022 for the year ended June 30, 2002 were not included in the computation of diluted earnings per share because the effect would also be antidilutive.

<BTB>
                                                                    2004           2003           2002


       Weighted-average shares outstanding - basic                 22,375,130     21,059,853     7,975,208

       Incremental shares due to assumed exercise of                              14,479,944
         outstanding options and warrants

       Incremental shares due to assumed conversion of

          Series G preferred stock                                               17,484,715
                                                                 ------------   ------------     ---------

       Weighted average shares outstanding - diluted               22,375,130    53,024,512      7,975,208
                                                                 ============   ============     =========

    RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS  -In May  2003,  the  Financial
    Accounting Standards Board ("FASB") issued Statement 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS No. 150"). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, reclassified its Series G Convertible Redeemable, Preferred Stock ("Series G Stock") from equity to a liability. Further effects of this adoption are discussed in
    Note 8.

    In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, REVENUE RECOGNITION, which codifies, revises, and rescinds certain sections of SAB No. 101, REVENUE RECOGNITION, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. SAB No. 104 did not have a material impact on the Company's financial position or results of operations.

    On March 31, 2004, the FASB issued an exposure draft, SHARE-BASED PAYMENT, AN AMENDMENT OF SFAS NO. 123 AND 95. The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

    RECLASSIFICATIONS  -  Certain   reclassifications  were  made  to  the  2002
    consolidated financial statements to conform to the 2003 presentation.

3.  ACQUISITIONS AND DISPOSALS


    PEC DISPOSAL - As discussed in Note 1, effective September 20, 2002, Ruby sold all of the assets of the former PEC line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in June 2002, resulting in a loss of $1,038,823, which is recorded in restructuring expense in the statement of operations.

    NEMS DISPOSAL, DISCONTINUED OPERATION - On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to NMSI. The Company recognized a loss on disposal of $73,830. Ruby was reported in the critical care business segment.

    Revenues and income from the discontinued operation, net of income tax effect were as follows:

<BTB>
                                                                               2003                                  2002

     Net sales                                                             $5,740,135                            $5,249,566
                                                                           ==========                            ==========
     Income from discontinued operation - net
     of income tax effect                                                  $  121,697                            $  101,263
                                                                           ==========                            ==========

                                      F-13

4.  INVENTORIES

<BTB>
    Inventories consist of the following at June 30:

                                                                               2004                                  2003
     Raw materials                                                         $  708,949                            $  776,468
     Finished goods                                                         6,693,999                             7,847,729
     Reserve for obsolescence                                               (670,406)                           (1,106,232)
                                                                           ----------                            ----------

     Inventories - net                                                     $6,732,542                            $7,517,965
                                                                           ==========                            ==========


5.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at June 30:

                                                                               2004                                 2003

     Office equipment                                                      $  656,859                          $  466,598
     Furniture and fixtures                                                   394,740                             346,031
     Machinery and equipment                                                  665,750                             731,916
     Leasehold improvements                                                   503,540                            477,8009
                                                                           ==========                          ==========

     Total                                                                  2,220,889                           2,022,354
                                                                           ==========                          ==========
     Less accumulated depreciation and amortization                        (1,333,564)                         (1,025,996)
                                                                           ==========                          ==========
     Property and equipment - net                                          $  887,325                          $  996,358
                                                                           ==========                          ==========

    Depreciation expense totaled $321,596, $381,145 and $536,707 for the years ended June 30, 2004, 2003 and 2002, respectively. Property and equipment held under capital leases amounted to $82,178, $46,291 and $81,194, less accumulated amortization of $33,548, $30,456 and $26,705, at June 30, 2004, 2003 and 2002, respectively.

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

    The following table sets forth, for the year ended June 30, 2002, a reconciliation of net income to conform to the requirements of SFAS No. 142.

                                                          2002

     Reported net loss                                 $(6,190,563)
     Add back -
       Goodwill amortization                             1,722,256
                                                      ------------

     Adjusted net loss                                 $(4,468,307)
                                                      ============

     Basic earnings per share:
       Reported net loss                               $     (1.11)
       Goodwill adjustments                                   0.21
                                                      ------------

     Adjusted net loss                                 $     (0.90)
                                                      ============

     Diluted earnings per share:
       Reported net loss                               $     (1.11)
       Goodwill adjustments                                   0.21
                                                      ------------

     Adjusted net loss                                 $     (0.90)
                                                      ============


    There were no changes in the carrying amount of goodwill for the year ended June 30, 2004.

7.  LINES OF CREDIT AND LONG-TERM DEBT

<BTB>
    Lines of credit consisted of the following as of June 30:

                                                                     2004               2003
     Line of credit - PrimeSource Healthcare                     $5,204,139
     Line of credit - PrimeSource Surgical                                              $4,654,436
     Line of credit - Luxtec                                                             1,271,585
                                                                                         ---------

     Total line of credit                                        $5,204,139             $5,926,021
                                                                 ===========            ==========

    In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company's senior debt financing is now provided under a $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit") from Wells Fargo Business Credit, Inc. ("Wells Fargo") under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($6,757,524 at June 30, 2004). As of June 30, 2004, borrowings bore interest at Wells Fargo's prime rate plus 3.0% (7.25% at June 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At June 30, 2004, there was $1,553,385 of availability under the PrimeSource Healthcare Line of Credit.

    The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of June 30, 2004.

    Prior to December 2003, the Company's senior debt financing was provided under separate lines of credit at Luxtec and PrimeSource Surgical.

    The Company's Amended and Restated Security and Loan Agreement (the "Luxtec Credit Agreement") provided for a $2,500,000 line of credit (the "Luxtec Line of Credit") with ARK CLO 2000-1 LIMITED ("ARK"). On August 6, 2002, the Company amended the Luxtec Credit Agreement whereby ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of June 30, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory ($1,271,585 at June 30, 2003). As of June 30, 2003, borrowings bore interest at ARK's prime rate plus 3.0% (7.0% at June 30, 2003). Unused portions of the Luxtec Line of Credit accrued a fee at an annual rate of 1.00%. Borrowings were secured by substantially all of PrimeSource Healthcare's assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. Borrowings under the Luxtec Line of Credit were payable upon maturity on December 31, 2003. In December 2003, the Company refinanced its senior debt facilities, and paid off the Luxtec Line of Credit in the amount of $1,271,585.

    The Company's PrimeSource Surgical Amended and Restated Credit Agreement (the "PrimeSource Surgical Credit Agreement") with Citizens Bank of Massachusetts ("Citizens") provided for a line of credit (the "PrimeSource Surgical Line of Credit") with a maturity date of March 31, 2004. Under the PrimeSource Surgical Credit Agreement, as amended, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit was limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,281,805 at June 30, 2003). As of June 30, 2003, borrowings bore a variable step interest rate at Citizens' prime rate plus 4.50% (8.50% at June 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrued a fee at an annual rate of 0.375%. Borrowings were secured by substantially all of the assets directly held by PrimeSource Surgical. In December 2003, the Company paid off the PrimeSource Surgical Line of Credit in the amount of $4,793,944.

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

    The PrimeSource Surgical Term Loan was also subject to a term loan facility fee. In December 2003, in connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee.

<BTB>
    Long term debt includes notes payable as follows:

                                                                June 30,         June 30,
                                                                  2004             2003
Luxtec tenant note                                             $ 62,446          $ 77,650

PrimeSource legal counsel note, net of unamortized
  discount of $12,827                                                             357,173

PrimeSource Citizens Bank note                                                    187,500

Other long-term note                                             43,250            43,250
                                                               ---------        ----------

Total other notes payable                                       105,696           665,573

Less current portion                                            (16,713)         (559,877)
                                                               ---------        ----------

Total long-term debt                                           $ 88,983          $ 105,696
                                                               =========        ==========

    The Luxtec tenant note is a note payable for tenant improvements to the lessor of Luxtec's leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

    The PrimeSource legal counsel note was a non-interest bearing demand note payable with an original balance of $559,977 (net of original unamortized discount of $40,023 based on an imputed interest rate of 8%) to its special legal counsel for payment of prior accounts payable. This note matured on May 30, 2004. Special legal counsel reduced the balance of this note by $150,000 in November 2003. As of June 30, 2004 the note payable had been paid off.

    The PrimeSource Citizens Bank note was a $250,000 note payable to Citizens for the bank refinancing amendment fee. This note was paid off in December 2003 in connection with the refinancing of the Company's senior debt, as described above.

8.  PREFERRED STOCK

    SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"). The Series G Stock has 230,000 authorized shares. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. Accordingly, accrued dividends of $571,167 for the year ended June 30, 2004 are included in interest expense in the consolidated statements of operations. As of June 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,018,900, and were included in the Series G Stock in the consolidated balance sheet.

    Upon adoption of SFAS No. 150 as of July 1, 2003, the Series G Stock has been reclassified in the consolidated balance sheet from presentation in the equity section to the liability section. Upon original issuance of the Series G Stock, $2,062,000 relating to warrants issued was recorded to additional paid-in capital. These amounts were reversed out of additional paid-in capital and the book value of the Series G Stock was increased to the redemption amount upon adoption of SFAS No. 150.

    During the year ended June 30, 2003, the Company granted 7,500 options to purchase Series G Stock for $16.00 a share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and have a 10 year life.

    On October 15, 2003, one option for the purchase of Series G Stock was exercised for $16. At June 30, 2004, the remaining 7,499 options were vested and exercisable.

9.  STOCK OPTIONS AND WARRANTS

    COMMON STOCK OPTIONS - In January 1997, PrimeSource Surgical adopted a stock option plan (the "1997 Plan") for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 12,000,000. The 1997 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and options have terms not to exceed 10 years. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

    The Company issued equity-based options to certain employees during fiscal year 2003. The exercise price was at the deemed fair market value of the stock at the date of grant, except as discussed below.

    During fiscal year 2003, the Company also issued equity-based options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, the Company has recorded equity-based compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company's stock at the date of grant. The deferred equity-based compensation is amortized to expense on a straight-line basis, over the one-year period during which the options become vested. As of June 30, 2004 and 2003, the Company had recorded cumulative deferred equity-based compensation related to these options of $10,000 and $110,000, respectively.

    On October 15, 2003, fifty options for the purchase of common stock were exercised for $16.

    In addition to the 1997 Plan, the Company has several stock option plans sponsored by Luxtec. The 1992 stock plan (the "1992 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. Under the 1992 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The Board of Directors at its discretion may grant nonqualified options. The 1992 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and have options terms not to exceed 10 years. Under the 1992 Plan, 500,000 total shares are authorized for issuance.

    The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors, and that they have terms not to exceed 10 years. At both June 30, 2004 and June 30, 2003, there were 64,000 shares available for future grants under the 1995 Director Plan.

    WARRANTS - In connection with the issuance of its Series G Stock in August 2002, the Company granted warrants to purchase 3,300,000 shares of common stock at $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012.

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

    Simultaneously with the conversion of Series C Stock in August 2002, each outstanding share of Series F Stock was converted into shares of common stock. In connection with the conversion, the Company granted the former holders of Series F Stock warrants to purchase 1,614,560 shares of common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, the exercise price on previously issued warrants to purchase 1,751,130 shares of common stock was adjusted from $1.00 per share to $.01 per share. The warrants vested immediately and expire in December 2010.

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

    Changes in shares under options and warrants, in common stock equivalents, for the years ended June 30, 2002, 2003 and 2004 are as follows:

<BTB>


                                                            Options                        Warrants
                                                     ----------------------------    ---------------------------
                                                                     Weighted                        Weighted
                                                                      Average                        Average
                                                       Shares        Exercise         Shares         Exercise
                                                    Outstanding        Price       Outstanding        Price
     Balance, July 1, 2001                           3,393,030.00      $ 1.81       1,016,259.00      $ 3.15

       Grants                                          112,000.00        1.00       3,494,780.00        1.01
       Canceled                                     (1,864,554.00)       1.72           (438,173)       5.70
                                                     ------------                  -------------

     Balance, June 30, 2002                             1,640,476        1.85          4,072,866        1.04

       Grants                                        7,487,000.00        0.32         13,122,173        0.01
       Canceled                                       (525,212.00)       1.42           (356,485)       1.01
                                                     ------------                  -------------

     Balance, June 30, 2003                          8,602,264.00        0.53      16,838,554.00        0.02

        Grants                                       1,300,000.00        0.32
        Exercised                                          (50.00)       0.32
        Cancelled                                     (114,284.00)       1.86            (63,786)       1.18
                                                     ------------                  -------------

     Balance, June 30, 2004                          9,787,930.00        0.49      16,774,768.00        0.02
                                                     ============                  =============

     Vested and exercisable, June 30, 2004           6,544,957.00                  16,774,768.00
                                                     ============                  =============

     Vested and exercisable, June 30, 2003           1,474,960.00                  16,838,554.00
                                                     ============                  =============

     Vested and exercisable, June 30, 2002             996,076.00                   4,072,866.00
                                                     ============                  =============

    The weighted-average per share fair value of option grants in fiscal 2004, 2003 and 2002 was approximately $0.1147, $0.1602 and $0.5803, respectively.

    Outstanding stock options and warrants at June 30, 2004 consist of the following:

<BTB>

                                                Options                                        Warrants
                            ----------------------------------------    ----------------------------------------------
                                           Weighted                                     Weighted
                                           Average      Weighted                         Average      Weighted
                                          Remaining     Average                         Remaining     Average
      Range of                           Contractual    Exercise                       Contractual    Exercise
   Exercise Prices          Shares       Life (Years)    Price           Shares        Life (Years)    Price


$0.00 - $1.60                 9,077,745         6.8       $0.37          16,738,633           7.8       $0.02
$1.61 - $3.20                   693,185         5.3        1.98              36,135           6.5        2.03
$3.21 - $4.80                    17,000         0.5        4.57
                              ---------                                  ----------

                              9,787,930         6.7        0.49          16,774,768           7.8        0.02
                              =========                                  ==========

    Compensation expense in the amount of $10,000 and $110,000 for fiscal 2004 and 2003, respectively, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants.

10. 401(k) RETIREMENT PLAN

    The Company and PrimeSource Surgical separately maintain qualified 401(k) retirement plans. The plans cover substantially all employees who have over six months of service and have attained ages 18 and 21 for the Company and PrimeSource Surgical plans, respectively. The 401(k) plans provide for a contribution by the Company each year. The Company match totaled $145,426, $110,706 and $169,347, for the years ended June 30, 2004, 2003 and 2002, respectively.

11. INCOME TAXES

    The benefit (provision) for income taxes for the years ended June 30 is based on the following components:

<BTB>
                                            2004             2003             2002
Current income taxes
  Federal                               $                $       1,600
  State                                                         18,100   $       61,700
                                       ----------------- --------------  ---------------


Total current                                                   19,700           61,700
                                       ----------------- --------------  ---------------


Deferred income taxes:
  Federal                                  (1,904,700)       (172,700)        1,458,900
  State                                      (407,100)        (18,800)          209,200
                                       ----------------- --------------  ---------------


Total deferred                             (2,311,800)      (191,500)         1,668,100
                                       ----------------- --------------  ---------------

Change in valuation allowance               2,311,800         191,500        (1,668,100)
                                       ----------------- --------------- ----------------

Total                                   $            -   $     19,700    $       61,700
                                       ----------------- --------------  ---------------

    A reconciliation of the provision for income taxes to the amount of income tax benefit (expense) that would result from applying the federal statutory rate (35%) to income (loss) before income tax benefit (provision) is as follows:

<BTB>
                                                               2004                 2003                2002
Income tax (provision) benefit at statutory rate        $ (562,100)        $ 1,270,080          $ 2,223,700
Nondeductible warrant put expense (income)                                      66,500              (33,250)
State tax (expense) benefit, net of federal benefit        (73,500)            112,700              202,350
Meals and entertainment                                    (13,700)            (20,100)             (14,300)
Nondeductible goodwill                                      78,800          (1,448,700)            (613,100)
Change in valuation allowance                            2,311,800             191,500           (1,668,100)
Change in prior years estimastes                        (1,660,600)
General business credit                                                        (13,200)             (45,000)
Loss on sale of subsidiary                                                     (18,100)
Expiration and adjustments of net operating
  losses and income tax credits                            (85,800)           (118,000)
Other                                                        5,100              (2,980)               9,400
                                                         ---------             -------           -----------
Total                                                    $       -             $19,700           $   61,700
                                                         =========             =======           ===========

    On an annual basis, the Company reviews its deferred tax assets based on open tax years, available net operating loss carryforwards and other factors. Based on its 2004 review, the Company decreased its deferred tax assets by $1,660,600, and decreased the offsetting valuation allowance by the same amount.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at June 30:

<BTB>

                                                                         2004                 2003
Current:
  Restructuring reserve                                                17,000              229,400
  Accrued vacation                                                     59,800               62,400
  Inventory valuation adjustment                                      139,000              453,600
  Bad debt reserve                                                     49,000               87,700
  Accrued distributor costs                                                                205,000
  Other                                                                25,300               46,400
                                                                   ----------           ----------

  Total current                                                       290,100            1,084,500
                                                                   ----------           ----------

Long-term:
  Depreciation and amortization                                       (39,800)             114,600
  Credit carryforwards                                                165,800              243,600
  Capital loss carryforwards                                          516,200              300,100
  Charitable loss carryforwards                                        14,600                6,800
  Net operating loss carryforwards                                  5,254,600            6,763,700
                                                                   ----------           ----------

  Total long-term                                                   5,911,400            7,428,800
                                                                   ----------           ----------


Total                                                               6,201,500            8,513,300
Valuation allowance                                                (6,201,500)          (8,513,300)
                                                                   ----------           ----------

Total                                                                       -                   -
                                                                   ==========           ==========

Certain of the Company's current deferred tax assets, including inventory valuation adjustment and bad debt reserve, are reduced due to limitations in deductible amounts relating to the Company's prior acquisition of these assets in stock transactions.

At June 30, 2004, the Company had federal net operating loss carryforwards of approximately $13,266,700, pre-tax, and state net operating loss carry forwards of approximately $10,191,000, pre-tax. The Company's federal and state net operating losses expire in the tax years ending June 30, 2005 through 2024. At June 30, 2004, the Company had federal and State research and development credit carryforwards of approximately $154,800 and $11,000, respectively. The Company's federal and state credits will generally expire in the tax years ended June 30, 2005 through 2021. The Company also has a federal capital loss carryforward of approximately $1,326,900, pre-tax, that will begin to expire in the tax year ending June 30, 2006. Certain changes in stock ownership may result in a limitation on the amount of net operating loss carryforwards that can be utilized each year.

A full valuation allowance has been provided against the Company's deferred tax assets as of June 30, 2004 and 2003, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Any future reduction of the valuation allowance established at the dates of the acquisitions (see Note 3) will reduce the goodwill related to such acquisition.

12. COMMITMENTS AND CONTINGENCIES

LEASES - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2004, 2003, and 2002 was $628,259, $654,116 and $726,455,
respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows for the years ending June 30:

                                                             CAPITAL   OPERATING
                                                              LEASES    LEASES

2005                                                          26,124     606,293
2006                                                          19,691     266,250
2007                                                           4,411       8,132
2008                                                                       1,645
                                                             --------   --------

Total minimum lease payments                                  50,226    $882,320
                                                                        ========
Amount representing interest                                  (6,509)
                                                             --------

Present value of future minimum lease payments                43,717
Less current portion of capital lease obligations            (21,568)
                                                             --------

Capital lease obligations - net of current portion           $22,149
                                                             ========
EXECUTIVE COMPENSATION - At June 30, 2004, certain executive officers of the Company and its subsidiaries had employment agreements that provide for compensation and certain severance benefits. As a result of an employment agreement with the Company's former President/Chief Executive Officer certain benefits were accrued at June 30, 2003 in the amount of $195,507. All accrued amounts were paid as of June 30, 2004.

LITIGATION - The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's consolidated financial statements.

On September 5, 2002, former executive officers and directors of the Company filed a complaint in Arizona Superior Court, County of Pima. The complaint alleged a breach by the Company of the severance agreements with each of the officers. The complaint was settled in November 2003. The terms of the settlement included cash payments totaling $125,000 to the officers over a period of four months, ended in February 2004.

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

    SPECIALTY MANUFACTURED PRODUCTS - This segment includes the Luxtec division which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries.

    SPECIALTY MEDICAL DISTRIBUTION - SURGICAL - The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

    SPECIALTY MEDICAL DISTRIBUTION - CRITICAL CARE - The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States and includes the Bimeco, Inc. operations. Within this segment, the primary specialties include maternal and childcare and neonatal intensive care. The results of the NEMS and PEC operations are only included in fiscal years prior to their sales in 2003 and 2002, respectively.

    In June 2003, the Company sold the capital stock of Ruby which was included in the Critical Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of the NEMS portion of Ruby's operations as discontinued operations.

    Operations that are not included in any of the segments are included in the category "Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $2,867,349, $3,527,516 and $4,194,680 for 2004, 2003, and 2002, respectively.

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

    Certain products of the Specialty Medical Products Manufacturing segment are sold to the Specialty Medical Distribution - PrimeSource Surgical segment. Total sales between these segments totaled $5,382,852, $5,055,400 and $5,178,351 for the years ended June 30, 2004, 2003 and 2002.

    Disclosures   regarding  the  Company's   reportable  segments  including  a
    corporate management fee allocation with reconciliation to consolidated totals are presented below.

<BTB>
                               DISTRIBUTION -   DISTRIBUTION -
                               PRIMESOURCE      PRIMESOURCE                      CORPORATE/
                                SURGICAL        CRITICAL CARE    MANUFACTURING       OTHER          TOTAL

Net sales
       2004                   $27,330,958    $13,296,821       $ 8,135,227                    $ 48,763,006
       2003                    26,181,812     11,939,529         8,238,678                      46,360,019
       2002                    29,412,136     16,743,545         7,540,036                      53,695,717

Net income (loss)
       2004                   $   774,776    $   383,550         1,576,755      $(1,129,032)  $  1,606,049
       2003                       137,765        260,978       $(3,090,253)        (937,289)    (3,628,799)
       2002                       448,525       (242,670)          913,610       (7,310,028)    (6,190,563)

Total assets
       2004                   $23,524,547    $ 3,290,404         2,899,675      $   184,620   $ 29,899,246
       2003                    25,041,081      3,361,430         2,935,095          326,934     31,664,540
       2002                    14,827,268      6,895,708       $15,406,712          457,080     37,586,768

Restructuring expenses

       2004                                                                     $     4,817   $      4,817
       2003                                                                         345,507        345,507
       2002                                  $ 1,038,823                          2,915,675      3,954,498

Depreciation and amortization

       2004                   $   133,736    $     1,058       $   186,802      $   171,929   $    493,525
       2003                       195,959         24,048           155,984          467,509        843,500
       2002                       243,350        170,495         1,344,814          696,422      2,455,081

Interest expense
       2004                   $   219,370    $   152,790       $   121,078      $   814,702   $  1,307,940
       2003                       282,899        129,604           111,959          314,781        839,243
       2002                       273,612        207,856           159,218           38,558        679,244

PrimeSource Surgical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company's external sales, based upon the customer's country of origin by geographic area for the years ended June 30, 2004, 2003 and 2002, totaled $46,065,000, $44,015,000 and
$51,688,000 respectively for sales in the United States and $2,698,000, $2,345,000 and $2,008,000, respectively, for sales to foreign companies.

14. RESTRUCTURING

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

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants' fees, $500,000 related to a remaining lease liability for a facility to be closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released, and several members of the Company's senior management team resigned, including the Company's 2002 Chief Executive Officer, Chief Financial Officer and Chairman and Executive Vice President.

In fiscal year 2003, the Company recorded additional severance amounts for the resignation of its 2003 President and Chief Executive Officer, costs of probable legal settlement for two former executive officers and directors of the Company and the sale of NEMS. Activity consists of the following:

<BTB>
                                                             Loss on
                                              Employee      disposal        Other
                                              related      of division    contracts        Total

Estimated costs for 2002 restructuring   $1,379,000      $1,038,823    $1,536,675       $3,954,498
Cash payments                              (585,000)            -        (901,000)      (1,486,000)
Other adjustments                          (141,000)     (1,038,823)     (177,542)      (1,357,365)
                                          ----------     -----------    ----------      -----------

Balance, June 30, 2002                      653,000             -         458,133        1,111,133

Estimated costs for 2003 restructuring      195,507                       150,000          345,507
Cash payments                              (584,739)                     (166,320)        (751,059)
Other adjustments                                -              -         (14,613)         (14,613)
                                          ----------     -----------    ----------      -----------



Balance, June 30, 2003                      263,768             -         427,200          690,968

Cash payments                              (263,768)                     (159,584)        (423,352)
Other adjustments                                -              -        (223,890)        (223,890)
                                          ----------     -----------    ----------      -----------

Balance, June 20, 2004                    $      -       $      -       $  43,726       $   43,726
                                          ==========     ===========    ==========      ===========


                                                                ******

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

    (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the Company's disclosure controls and procedures are effective.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required under this Item relating the Executive Officers is incorporated by reference from the material captioned "Directors", "Identification of Executive Officers", and "Section 16(A) Beneficial Ownership Reporting Compliance" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated by reference from the material captioned "Executive Compensation" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Information required under this Item is incorporated by reference from the material captioned "Security Ownership of Management" and "Security Ownership of Certain Beneficial Owners" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated by reference from the material captioned "Certain Relationships and Related Transactions" in our definitive proxy statement for our annual meeting which will be filed with 120 days after the end of the fiscal year covered by this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated by reference from the material captioned "Audit Fees" in our definitive proxy statement for our annual meeting which will be filed within 120 days after the end of the fiscal year covered by this report.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1)    Consolidated Financial Statements
       ---------------------------------

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003.

       Consolidated Statements of Operations
       for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.

       Consolidated Statements of Stockholders' Equity (Net Capital Deficiency) for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.

       Consolidated Statements of Cash Flows for the years ended June 30, 2004, June 30, 2003 and June 30, 2002

       Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - Schedule II

Schedule II

<BTB>
                        VALUATION AND QUALIFYING ACCOUNTS

                                                      Additions
                                           --------------------------------
                                           Balance at the     Charged to                                      Balance at
                                            beginning of      costs and       Charged to                      the end of
                                                year           expenses      other amounts     Deductions      the year
FOR THE YEAR ENDED JUNE 30, 2003:
Accounts receivable allowances for
     doubtful accounts                   $   400,373           $173,345      $    (92,964)     $  (266,859)   $  213,895
Inventory reserves for obsolescence        1,598,172            416,716           (80,869)        (827,787)    1,106,232
Deferred income tax valuation allowance    8,704,800                                              (191,500)    8,513,300
                                         -----------           --------      ------------       -----------    ---------


Total allowances deducted from assets    $10,703,345           $590,061      $   (173,833)     $(1,286,146)   $9,833,427
                                         ===========           ========      ============       ===========    =========

FOR THE YEAR ENDED JUNE 30, 2004:
Accounts receivable allowances for
     doubtful accounts                   $   213,895           $ 34,415                        $  (115,835)   $  132,475
Inventory reserves for obsolescence        1,106,232            159,406                           (595,232)      670,406
Deferred income tax valuation allowance    8,513,300                         $ (2,311,800)                     6,201,500
                                         -----------           --------      ------------       -----------    ---------


Total allowances deducted from assets    $ 9,833,427           $193,821      $ (2,311,800)     $  (711,067)   $7,004,381
                                         ===========           ========      ============       ===========    =========

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

            10.2 Amended and Restated Credit Agreement, dated as of June 14, 1999, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation ("Bimeco"), Medical Companies Alliance, Inc., a Utah corporation, Douglas Medical, Inc., a Florida corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form == 10-K, File No. 0-14961, filed September 30, 2002).

            10.3 First Amendment to Amended and Restated Credit Agreement, dated as of August 22, 2000, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

            10.4 Second Amendment to Amended and Restated Credit Agreement, dated as of December 15, 2000, by and among PrimeSource Surgical, Inc., Bimeco, Inc. Ruby Merger Sub, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

            10.5 Third Amendment to Amended and Restated Credit Agreement, dated as of March 2, 2001, by and among PrimeSource Surgical, Inc, a Delaware corporation, Bimeco, Inc., a Florida corporation, Ruby Merger Sub, Inc., a Delaware corporation, Luxtec Corporation, a Massachusetts corporation and Citizens Bank of Massachusetts. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

            10.6 Fourth Amendment to Amended and Restated Credit Agreement, dated as of August 6, 2002, among PrimeSource Surgical, Inc., Bimeco, Inc., Ruby Merger Sub, Inc., PrimeSource Healthcare, Inc. and Citizens Bank of Massachusetts. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8,
                   2002).

            10.7 Amended and Restated Loan and Security Agreement, dated March 2, 2001, by and among Luxtec Corporation, Fiber Imaging Technologies, Inc., Cathtec Incorporated, CardioDyne, Inc. and ARK CLO 2000-1, Limited. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed May 21, 2001).

            10.8 First Amendment to Amended and Restated Loan and Security Agreement, dated as of August 31, 2001, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1, Limited. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

            10.9 Second Amendment and Waiver to the Amended and Restated Loan and Security Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. (f/k/a Luxtec Corporation), Fiber Imaging Technologies, Inc., Cathtec Incorporated, and Cardiodyne, Inc., and Ark CLO 2000-1,
                   Limited. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

            10.10 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

            10.11 Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

            10.12 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

            10.13 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

            10.14 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

            10.15 Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8,
                   2002).

            10.16 Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

            10.17 Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

            10.18 Stock Purchase Agreement, dated June 30, 2003, by and among PrimeSource Surgical, Inc., Peter Miller, Peter Eule and New England Medical Specialties, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

            10.19 Waiver Agreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

            10.20 Severance Agreement, dated September 5, 2003, by and between PrimeSource Healthcare, Inc. and Bradford C. Walker. (Incorporated by reference to Form 8-K, File No. 0-14961, filed September 8, 2003).

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


                                           PRIMESOURCE HEALTHCARE, INC.

                                           by /s/Joseph H. Potenza
                                           -------------------------------------
                                              Joseph H. Potenza, President and
                                              Chief Executive Officer


September 28, 2004

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<BTB>
Signature                                     Title                             Date
---------                                     -----                             ----
/s/ William H. Lomicka                      Director                            September 28, 2004
----------------------
    William H. Lomicka


/s/ Larry H. Coleman                        Director                            September 28, 2004
---------------------------
    Larry H. Coleman


/s/ Joseph H. Potenza                                                           September 28, 2004
---------------------------                 President, Chief Executive
    Joseph H. Potenza                       Officer, Director, (Principal
                                            Executive Officer)


/s/ Shaun D. McMeans                                                            September 28, 2004
---------------------------                 Chief Operating Officer,
    Shaun D. McMeans                        Chief Financial Officer
                                            and Treasurer, Director,
                                            (Principal Accounting
                                             Officer)