Form 10-K/A
period 2004-06-30
PRIMESOURCE HEALTHCARE INC
filed 2004-11-12
CIK 793523

SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Common Stock, $.01 par value per share
(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___  No __X_

The estimated aggregate market value of the voting common stock held by non-affiliates of the registrant was $61,841 as of December 31, 2003. Because PrimeSource’s common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.01 per share of common stock as of September 1, 2004.

As of September 1, 2004, 22,375,144 shares of common stock, $.01 par value, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

This Annual Report on Form 10-K/A is being filed to provide information responsive to Items 10-14 of Part III of Form 10K/A that the Registrant originally intended to incorporate by reference from its definitive proxy statement. This amendment does not reflect events occurring after the filing of the original Form 10-K on October 29, 2004, except for the amendment described above.

PART I

When we refer to “we,” “us”, “our,” or “PrimeSource,” we mean PrimeSource Healthcare, Inc., a Massachusetts corporation, formerly known as Luxtec Corporation, and its consolidated subsidiaries.
This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," anticipates" or "expects" which might be used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, those listed under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the subheading “Risk Factors.”

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

On March 2, 2001, we completed a merger with PrimeSource Surgical, Inc., or PrimeSource Surgical, resulting in PrimeSource Surgical becoming our wholly owned subsidiary. Subsequent to the merger with PrimeSource Surgical, we changed our name from “Luxtec Corporation,” to “PrimeSource Healthcare, Inc.” (“PrimeSource” or the “Company”).

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

On September 20, 2002, Ruby Merger Sub, Inc., the Company’s indirect wholly owned subsidiary (“Ruby”), sold all of the assets of the former Professional Equipment Co., Inc. (“PEC”) line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business.

On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity (“NMSI”). Peter Miller, a stockholder of NMSI, was the Regional Manager of Ruby prior to the disposition of the capital stock of Ruby. In connection with the sale of the capital stock of Ruby, Mr. Miller concluded his employment relationship with PrimeSource. Cash proceeds from the Ruby sale were partly used to pay off the PrimeSource Surgical Amended and Restated Term Note (the “PrimeSource Surgical Term Loan”) and to reduce the revolving line of credit with Citizens Bank of Massachusetts (“Citizens”). The loss on the disposal of the operation of $73,830, net of income tax, was included as discontinued operations in the fourth quarter of 2003, and the related results of operations for the operation were re-classified as discontinued operations.

In December 2003, we consolidated our senior debt facilities. Our senior debt financing is now provided under a revolving $7,500,000 demand note from Wells Fargo Business Credit, Inc. (“Wells Fargo”). As of June 30, 2004, the Company had $5,204,139 of outstanding borrowings under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco, Inc. (“Bimeco”) and Wells Fargo (the “Credit and Security Agreement”) as further discussed in Note 7 to the accompanying consolidated financial statements.

Business Strategy

Our goal is to be one of the nation’s leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

•	hiring experienced territory sales representatives;

•	securing additional specialty product lines to increase our product offerings; and

•	selectively acquiring specialty medical products manufacturers. We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

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

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

•	favorable industry demographics;

•	sustaining or increasing our market share;

•	the acquisition of other specialty medical products manufacturers;

•	expanding margin opportunities in our manufactured products business;

•	further penetration of existing customer accounts due to our introduction of new products and services; and

•	entrance into new specialty domestic markets and expansion into international markets.

Industry

The medical products industry has grown in recent years due to the aging of the population and the development of new medical products and technologies that create new product opportunities for manufacturers and suppliers. Healthcare industry analysts estimate that the overall market for medical products and supplies in the United States is in excess of $45 billion. An estimated $15 billion is distributed by the larger medical and surgical, or med-surg, distributors, such as Owens & Minor, Inc., Cardinal Health, Inc. and McKesson Corporation. These distributors primarily market commodity products and supplies to group purchasing organizations (“GPOs”) and integrated delivery networks (“IDNs”). It is estimated that an additional $25 billion in medical product sales is sold directly by medical device manufacturers to end customers. Local and regional distributors account for an estimated $5 billion of specialty medical products sold to hospitals, clinics and physicians. PrimeSource competes within this segment of the medical products and supplies market.

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

We believe that we are well positioned within our industry because we:

•	provide a consultative, specialty-focused sales approach through a network of highly trained sales professionals;

•	operate in a complementary niche outside the volume-driven model of large, national med-surg distributors;

•	offer a broader range of products, services, and solutions exceeding those of any single specialty medical product manufacturer’s direct sales force; and

•	reach a national customer base of GPOs and IDNs that is beyond the scope of local and regional specialty medical products distributors.

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

Within the Surgical segment, the primary specialties are:

•	Cardio Vascular;

•	Endoscopy;

•	General Surgery; and

•	Gynecology.

Within the Critical Care segment, the primary specialties are:

•	Neonatal Intensive Care; and

•	Maternal and Child Care.

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

Manufactured Products Division

We operate the Manufactured Products business through our Luxtec division, which designs, manufactures and markets fiber optic headlight and video camera systems, light sources, cables, retractors and surgical and other custom-made equipment for the medical and dental industries. Luxtec has developed a proprietary, fiber optic drawing system designed to manufacture optical glass to a specified diameter. The fibers are utilized in fiber optic cables, which are incorporated with Luxtec's surgical headlight systems and video camera systems, as well as into an array of fiber optic transilluminators utilized with Luxtec’s surgical instruments. Luxtec also markets replacement fiber optic cables, bulbs, and light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

Fiber optics allow for the transmission of a light or image from one place to another through a flexible conduit of optical glass rods and tubes. The flexible conduit provides for an improved ability to bend and transmit light and images to and from places with limited or difficult access.

The technology used by Luxtec to provide illumination directly to the surgical site is facilitated by fiber optic cables transmitting light to an adjustable headlight composed of a series of lenses and mirrors mounted on a headband. These lenses then focus the light directly on the surgical site when worn by the surgeon. This provides a lightweight, low temperature illumination source to enhance visualization for microsurgical and deep cavity illumination. A summary of the Luxtec division’s specific product offerings is as follows:

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

Within the surgical illumination industry, Luxtec is the domestic market leader in surgical headlight systems with over 50,000 surgeons using their products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through our Surgical segment’s sales force, supported by Luxtec field specialists and a customer support team now located at our Birmingham, Alabama facility. Luxtec also distributes domestically through a number of other regional specialty medical distributors. Internationally, Luxtec distributes through a network of local distributors.

Our external sales, based upon the customer’s country of origin by geographic area for the year ended June 30, 2004, 2003 and 2002, totaled $46,065,000, $44,015,000 and $51,688,000, respectively, for sales in the United States and $2,698,000, $2,345,000 and $2,008,000, respectively, for sales to foreign customers.

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

Manufacturing and Suppliers

Manufacturer relationships are an integral part of our businesses. Our Specialty Medical Distribution business represents more than 125 manufacturers with over 90% of our sales concentrated among products purchased from approximately 30 of these manufacturers. A majority of the business is comprised of stocking relationships whereby we stock the vendor’s products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of the revenue is received on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support to facilitate the sale of the vendor’s product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

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

Information Systems

Our Specialty Medical Distribution business employs a single, centralized, enterprise management information system utilized across all business units via a wide-area data network. This approach yields significant benefits including:

•	increased inventory utilization;

•	greater visibility as to sales performance; and

•	the coordination necessary to address the needs and requirements of an increasing number of IDNs and GPOs whose members are geographically dispersed.

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

Competition

We compete with a variety of companies including manufacturers that utilize direct sales forces, national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med-surg distribution companies such as Cardinal Health, Inc., McKesson Corporation and Owens & Minor, Inc. A brief overview of the Company’s competition follows:

•	Product Manufacturers’ Direct Sales Forces. Product manufacturers’ direct, internal sales forces offer manufacturers direct access to healthcare providers. Manufacturers, however, periodically outsource the sales and marketing of some of their products to specialty sales and marketing organizations such as PrimeSource.

•	National Specialty Distributors. Several companies serve the national specialty medical products market. These national specialty distributors tend to focus and specialize within a particular segment of the specialty medical products market.

•	Regional Specialty Distributors. Regional specialty distributors represent our primary competition in the specialty medical products market.

•	National Med-Surg Distributors. In most respects, we complement, rather than compete, with national med-surg distributors. These larger supply companies, such as McKesson Corporation, Owens & Minor, Inc., and Cardinal Health, Inc., have historically focused on distributing a broad array of lower-margin, later-stage products, aiming to give healthcare providers aggressive pricing and the convenience of one-stop shopping. As a result, their core expertise does not reside in creating a market for complex specialty products, which often require important services such as on-site training and product support. In addition, these suppliers are generally not viewed by their customers as experts within specific specialty areas. As a result, specialty product manufacturers tend to outsource sales and marketing services to specialists rather than national med/surg distributors.

Within the Manufactured Products business, Luxtec competes with a number of manufacturers of proprietary light source systems. Competitors within the United States include the Cogent division of Welch Allyn and Sunoptic Technologies (formerly Cuda FiberOptics) and Illumination Industrial Isolux, SA. Some of Luxtec’s competitors have historically relied on metal halide technology rather than the state-of-the-art xenon technology offered by Luxtec. The xenon technology is more widely accepted and provides a broader color spectrum than metal halide technology. Foreign competitors include Richard Wolf GMBH, Scholly GMBH and those companies previously mentioned above.

Patents and Trademarks

We maintain a policy of seeking patent and trademark protection in connection with certain elements of our technology and brand names. We own the following U.S. Patents and Trademarks:

Patents
•	Patent No. 4616257 for Headlight Camera System issued October 7, 1986.
•	Patent No. 5295052 for a light source assembly issued March 15 1994.
•	Patent No. D345368 for surgical telescopes issued March 22, 1994.
•	Patent No. D349123 for spectacles having integral illumination issued July 26, 1994.
•	Patent No. D350760 for an eyeglass frame temple issued September 20, 1994.
•	Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications issued October 12, 1999.
•	Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger issued September 15, 1998.
•	Patent No. 6258037 for blood pressure monitoring in noisy environments issued July 10, 2001.
•	Patent No. 4998713 for needle connector issued March 12, 1991.
•	Patent No. 5893635 for headlamp with enhanced light gathering condenser issued April 13, 1999.

Trademarks
•	LUXTEC, U.S. federal trademark registration number 1,453,098, registered August 18, 1987.
•	LUXTEC (and design), U.S. federal trademark registration number 1,476,726, registered February 16, 1988.
•	LUXTEC (stylized), U.S. federal trademark registration number 1,758,176, registered March 16, 1993.
•	LUXTEC, U.S. federal trademark registration number 1,956,027, registered February 13, 1996.
•	Luxtec is also the owner of the following foreign trademark registrations for its LUXTEC trademark: (i) Chile, registration number 452.314, registered October 31, 1995; and (ii) Peru, registration number 016214, registered June 14, 1995.

•	BIMECO, U.S. federal trademark registration number 1,190,584, registered February, 23 1981
•	MegaTech Medical, U.S. federal trademark registration number 1,930,021, registered October 24, 1995
•	TMC
•	Clearfield
•	ValueFlex

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

Government Regulation

The manufacturing, marketing, distribution and sale of specialty medical products sold by us are subject to government regulation in the United States and other countries. Among the federal laws which impact us are the Federal Food, Drug and Cosmetic Act, which regulates the advertising, record keeping, labeling, handling, storage and distribution of drugs and medical devices, and which requires us to be registered with the United States Food and Drug Administration (“FDA”), and the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device. In addition, in order to clinically test, produce and market products for human diagnostic or therapeutic use, we must comply with mandatory procedures and safety standards established by the FDA and comparable state and foreign regulatory agencies. Typically, products must meet regulatory standards as safe and effective for their intended use prior to being marketed for human applications. The clearance process is expensive and time consuming, and no assurance can be given that any agency will grant clearance for the sale of our products or that the length of time the process will require will not be extensive. We believe that we are in substantial compliance with all of the foregoing laws and that we possess all licenses required in the conduct of our business.

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

Joseph H. Potenza, President & Chief Executive Officer: Prior to joining PrimeSource in February 2001, Mr. Potenza held senior management positions with McKesson Corporation as Vice President of the Corporate Program and with the former Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, where he was responsible for a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

Shaun D. McMeans, Chief Operating Officer & Chief Financial Officer: Mr. McMeans has over 20 years of experience in manufacturing and distribution businesses, specializing in operations, accounting and financial management. Prior to becoming the Company’s Chief Financial Officer, he served as Vice President of Operations and Corporate Controller. Prior to joining the Company in April 2000, Mr. McMeans held operational and financial management positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial boilers. Mr. McMeans earned a Bachelor of Science degree in Accounting from Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

Samuel M. Stein, Vice President & General Manager, Manufacturing Division: Mr. Stein’s career has focused on high growth technology companies. Prior to becoming General Manager of the Company’s Luxtec Division, Mr. Stein served as Luxtec's Chief Financial Officer. Prior to joining Luxtec in 1993, Mr. Stein served as Chief Operating and Chief Financial Officer of Mitrol, Inc. of which he was also co-founder. He has served as Chief Financial Officer with companies ranging from start-ups to subsidiaries of Fortune 500 corporations. Mr. Stein earned a Bachelor of Science degree in Business Administration from the University of Toledo and a Master of Science degree from Rensselaer Polytechnic Institute.

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

Sales to Larger Customers May Increase the Length of Our Sales Cycle and Decrease Our Profit Margins. Increasing sales to larger buyers may be an important element of a future business strategy. As we sell to larger organizations, it is expected that the time from initial contact to final approval will increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval of contracts is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approval of contracts may be subject to delays for reasons over which we will have little or no control, including:

•  potential customers' internal approval processes;
            •  customers' concerns about implementing a new method of doing business; and
•  seasonal and other timing effects.

Increased sales to larger accounts may result in lower profit margins as larger customers typically have greater leverage in negotiating the price and other terms of business relationships. If we do not generate sufficient transaction volume to offset any lower margins, our operating results may be materially and adversely affected.

Governmental or Private Initiatives To Reduce Healthcare Costs Could Have a Material Adverse Effect on the Specialty Medical Products Industry. The primary trend in the United States healthcare industry is toward cost containment. Comprehensive government healthcare reforms intended to reduce healthcare costs, the growth of total healthcare expenditures and expanded healthcare coverage for the uninsured have been proposed in the past and may be considered again in the near future. Implementation of government healthcare reforms may adversely affect specialty medical products companies, which could decrease the business opportunities available to us. In addition, the increasing use of managed care, centralized purchasing decisions and consolidations among, and integration of, healthcare providers are continuing to affect purchasing and usage patterns in the healthcare system. Decisions regarding the use of specialty medical products are increasingly being consolidated into group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decision makers taking into account the cost of the product and whether a product reduces the cost of treatment. Significant cost containment initiatives adopted by government or private entities could have a material adverse effect on our business.

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

Our Common Stock is Not Listed on an Exchange Which Makes it Difficult for Our Stockholders to Sell Their Stock. Although we are a public reporting company and incur the costs and regulatory burden associated with our reporting obligations, our shares of capital stock are not listed on any stock exchange or quoted on any quotation system. We cannot assure that holders of our capital stock will be able to dispose of their shares. Our ability to use our stock as consideration in potential acquisition will be hindered by the limited trading market for our stock.

ITEM 2. PROPERTIES

PrimeSource’s corporate headquarters are located at 99 Hartwell Street, West Boylston, Massachusetts. All of our facilities are leased and located in the United States of America. A summary of the Company’s facilities and offices, as of September 1, 2004, is as follows:
	Square	Lease
City, State	Feet	Expiration Date

Tucson, Arizona……………………………………..……....……	6,054	7/31/2006
Birmingham, Alabama…………………………..…………….......	18,356	11/30/2006
Atlanta, Georgia…………………………………….....................	1,200	9/30/2004
Atlanta, Georgia……………………………………....………….	1,750	9/30/2004
West Boylston, Massachusetts……………………............………	31,689	10/31/2005

	59,049

We believe that all of our facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are sufficient for the Company’s current operations.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the American Stock Exchange (the "AMEX") under the AMEX symbol "LXU.EC") from April 20, 1994 through November 17, 2000, at which time it was delisted by the AMEX because it no longer continued to satisfy the AMEX’s listing requirements. On November 16, 2000, the trading day immediately before our common stock was delisted by the AMEX, the closing price was $1.00.

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

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company.

	Equity Compensation Plan Information
	June 30, 2004
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation
plans approved by	26,562,698	$ 0.1930	2,912,070
security holders
Equity compensation
plans not approved
by security holders (1)	7,499	16.0000	0

Total	26,570,197	$ 0.1975	2,912,070

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our historical audited consolidated financial statements of PrimeSource for each of the five years in the period ended June 30, 2004. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto. Data is in thousands except per share data.

Operating Data:	Fiscal Year
Ended June 30
	2004(1)(2)	2003(3)(4)	2002(5)(6)	2001(7)	2000(8)(9)

Net sales	$ 48,763	$ 46,360	$ 53,696	$ 48,402	$ 54,411

Net income (loss)	$ 1,606	$ (3,629)	$ (6,191)	$ (4,382)	$ (1,384)

Net income (loss) per
share - Basic	$ 0.07	$ 0.33	$ (1.11)	$ (1.37)	$ (0.69)

Total assets	$ 29,899	$ 31,665	$ 37,587	$ 45,450	$ 31,297

Long-term obligations	$ 8,250	$ 5,826	$ 23,285	$ 20,335	$ 15,968

Stockholders' equity
(Capital deficiency)	$ 10,433	$ 10,686	$ (5,349)	$ (562)	$ (567)

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

(3) In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company completed the transitional test for impairment in March 2003 and concluded that consolidated goodwill was impaired in the amount of $4,454,656. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations.

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

(5) In the fiscal year ended June 30, 2002, PrimeSource approved plans for restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of PrimeSource Healthcare’s and PrimeSource Surgical’s senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The related costs of the restructuring, excluding the $1,038,823 discussed in footnote (6) below, included charges of $2,915,675.

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

Operating Data:

The following table sets forth unaudited quarterly consolidated operating results for each of our last eight quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto. Data is in thousands, except per share data.

	Sep-30,	Dec-31,	Mar-31,	Jun-30,	Sep-30,	Dec-31,	Mar-31,	Jun-30,
	2002(1)	2002	2003	2003	2003	2003	2004	2004

Net sales	$11,789.8	$11,587.6	$11,127.0	$11,855.6	$12,162.3	$12,540.7	$12,253.4	$11,806.6
Cost of sales	7,498.9	7,307.1	6,885.2	7,606.4	7,665.9	7,853.0	7,956.4	7,556.4

Gross profit	$ 4,290.9	$ 4,280.5	$ 4,241.8	$ 4,249.2	$ 4,496.4	$ 4,687.7	$ 4,297.0	$ 4,250.2

Net income (loss)	$(3,970.5)	$ 416.1	$ (3.0)	$ (71.4)	$ 201.8	$ 286.0	$ 258.8	$ 859.4
Net income (loss) per share – basic	$ 0.45	$ 0.01	$ (0.02)	$ (0.02)	$ 0.01	$ 0.01	$ 0.01	$ 0.04

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

Business Strategy

We differentiate our business from commodity healthcare product sales organizations by offering "consultative" marketing. The Company’s sales force spends substantial time teaching, training and advising surgeons, physicians, nurses and hospital staff in the proper use of their products.

We believe small to medium sized manufacturers of specialty medical devices often prefer regional distributors to reduce the risk involved in exclusive national distribution relationships. We maintain three regional distribution groups, two for surgical products (Southeast and Mid-Atlantic/Central) and one for critical care products (primarily focused on the Southeast). All of the Company's sales representatives are our employees, averaging 15 years experience, and are compensated almost entirely on commissions.

Our goal is to be a leading supplier of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:

•	hiring experienced territory sales representatives;

•	securing additional specialty product lines to our product offerings; and

•	selectively acquiring specialty medical products manufacturers. We expect to benefit from the acquisition of select specialty medical products manufacturers by increasing sales of acquired product lines through use of our direct specialty medical products sales force.

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

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

•	favorable industry demographics;

•	sustaining or increasing our market share;

•	the acquisition of other specialty medical products manufacturers;

•	expanding margin opportunities in our manufactured products business;

•	further penetration of existing customer accounts due to our introduction of new products and services;

•	entrance into new specialty medical markets and expansion into international markets; and

•	marketing efforts which foster partnerships with other medical products companies to widen the customer base for our products.

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

We believe that we are well positioned to leverage our existing distribution capabilities with additional proprietary products. In addition to the opportunity for margin expansion, the sales force has incentives to market proprietary or "corporate" products since those products become an owned component of their portfolio. The sales force is then able to have a more active role in product development, resulting in product lines that are better suited for their customer base. We believe that within the specialty surgical and critical care markets, there exists numerous quality, high growth acquisition targets, including several in its current product portfolio.

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

The Company's capital structure at June 30, 2004 is summarized below:

	Series G (1)		Common Stock
Shareholder	Shares	Options (2)	Shares	Options (3)	Warrants	Total CSE	%

GE Capital Equity	12,500,000		7,967,374	3,721	9,398,639	29,869,734	41.5%
Coleman Swenson Booth	7,718,750		3,573,089	23,721	4,380,356	15,695,916	21.8%
Robert Fisher Entities	1,484,375		1,963,953	7,442	1,456,876	4,912,646	6.8%
William H. Lomicka	546,875		621,328	30,605	186,694	1,385,502	1.9%
Brad Walker	100	749,900	50	3,249,950		4,000,000	5.6%
PSHC Management				2,511,046		2,511,046	3.5%
Others			8,249,350	3,961,445	1,352,203	13,562,998	18.9%

Total	22,250,100	749,900	22,375,144	9,787,930	16,774,768	71,937,842

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets with indefinite lives for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We recognized impairment losses in the year ended June 30, 2002 upon the disposition of a subsidiary and an impairment loss effective July 1, 2002 upon completion of SFAS No. 142 implementation. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company has performed its annual impairment test in July 2003 and found no further impairment in its existing goodwill balances.

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

Sales Recognition Policy

The Company’s policy is to recognize revenues from product sales and services when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

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

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of sales	63.6%	63.2%	65.8%
Gross profit	36.4%	36.8%	34.2%
Selling expenses	16.7%	16.1%	16.6%
General and administrative expenses	13.4%	15.1%	16.1%
Depreciation and amortization expenses	1.0%	1.8%	4.6%
Restructuring expenses	0.0%	0.7%	7.4%
Interest expense	2.7%	1.8%	1.3%
Net income (loss)	3.3%	(7.8)%	(11.5)%

Fiscal Year Ended June 30, 2004 Compared with Fiscal Year Ended June 30, 2003

Net Sales—Net sales increased $2,402,987, or 5.2%, in fiscal 2004 compared to fiscal 2003 primarily due to higher sales volume from existing product lines and additional selling territory for our proprietary products provided by the Luxtec division. Sales in the new territory for the year ended June 30, 2004 totaled $1,114,401. In March 2004, we ended a key vendor relationship in our Surgical division, which contributed approximately 15% of Surgical divisions sales for the twelve months ended June 31, 2004. This vendor made a decision to sell its product directly to its customers, thereby ending all of their independent distributor contracts. Although we have replaced this product line with another in the affected territories as of June 2004, our Surgical division sales did underperform historical levels in the fourth quarter. Any decrease in sales due to the loss of this vendor has had a corresponding impact on cost of sales, gross profit, selling expense and net income after the date the relationship terminated; however, we expect to recover lost revenue as we progress through fiscal 2005.

Cost of Sales—Cost of sales increased to 63.6% of net sales for fiscal 2004 from 63.2% of net sales for fiscal 2003. The increase of $1,734,128, or 5.9%, in fiscal 2004 relative to fiscal 2003 was primarily the result of the corresponding increase in net sales, as discussed above. The slight increase in the percentage of cost of sales as a percentage of net sales in fiscal 2004 relative to fiscal 2003 is due is due to the effects of a large, lower margin, Critical Care division capital equipment sale of $775,000 to a single customer in March 2004 offset by a difference in product mix between stocking sales and agency sales. A majority of our business is comprised of stocking relationships whereby we stock the vendor’s products and provide substantially all fulfillment services such as customer service and warehouse logistics. The remainder of our revenue is received on an agency basis where we do not stock the vendor’s products and do not provide fulfillment services, but instead receive revenue in the form of an agency commission from the vendor in return for arranging the sale of a vendor’s products. In the past nine months, our product mix between stocking and agency based sales has shifted slightly to a higher agency component. Agency sales are recorded in an amount equal to the commission received, and as a result have no direct cost of sales. As a result, an increase in agency sales will decrease cost of sales as a percentage of net sales as net sales have increased with no associated increase in cost of sales.

Gross Profit—Gross profit decreased to 36.4% of net sales in fiscal 2004 compared to 36.8% of net sales in fiscal 2003. The increase in gross profit of $668,859, or 3.9%, in fiscal 2004 compared to fiscal 2003 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net sales in fiscal 2004 compared to fiscal 2003, was due to the effects of a large, lower margin, Critical Care division capital equipment sale as discussed in cost of sales offset by a difference in product mix sold as discussed above. Gross profit from our agency business for fiscal 2004 was approximately $492,000 more than in fiscal 2003.

Selling Expenses—Selling expenses increased $709,812 in fiscal 2004 compared to fiscal 2003. The increase is primarily due to higher sales volume and is also attributable to a sales representative commission program to sell through any remaining Surgical division inventory for the discontinued key vendor discussed in net sales above. As a result of this program, we liquidated the discontinued inventory and created an additional incentive for the sales representatives most impacted by the loss of the vendor. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales revenue do not fluctuate when the product mix of agency and stocking sales varies.

General and Administrative Expenses—General and administrative expenses were 13.4% of net sales, for fiscal 2004, compared to 15.1% for fiscal 2003. The decrease of $474,192, or 6.8%, is a result of lower salaries and wages related to reduced headcount by obtaining further overhead efficiencies and reduced legal fees, primarily related to the settled legal complaint with the Company’s former officers as mentioned in Note 12 to the consolidated financial statements.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to 1.0% for fiscal 2004 compared to 1.8% for fiscal 2003. The decrease of $349,975, or 41.5%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the year ended June 30, 2004.

Restructuring Expenses: Restructuring expense decreased $340,690 in fiscal 2004 compared to fiscal 2003. The decrease is due to the lack of any restructuring activities initiated in fiscal 2004 and the continued payments under the existing restructuring plans. The expenses recorded in fiscal 2004 related to the June 30, 2003 final closing fees related to the sale of Ruby, Inc.

Interest Expense—The increase in interest expense of $468,697, or 55.8%, is the result of the costs incurred relating to the refinancing of the Company’s senior debt in the quarter ended December 31, 2003. Due to the demand provision in the line of credit, all financing costs relating to the refinancing were expensed as incurred. The increase also relates to the implementation of SFAS 150, which requires all dividends accrued on our preferred stock to be recorded as interest expense effective July 1, 2003 because the preferred stock is classified as a liability in accordance with the provisions of SFAS 150. These increases are offset by decreases relating to lower interest rates and fees on the Company’s senior debt, as compared to the prior year, as a result of the refinancing. Interest expense on the Company’s senior debt, excluding the financing costs, actually decreased by $155,754, or 23%, during fiscal 2004 over fiscal 2003.

Income Tax Provision—We recorded no income tax expense in fiscal 2004 and a $19,700 income tax benefit in fiscal 2003. Our current year taxable income for federal and certain states can offset by the use of net operating loss carryforwards to offset federal and state income tax liabilities in addition to certain tax credit carryovers.

Net Income (Loss)—Net income increased $5,234,848 in fiscal 2004 compared to the fiscal 2003 net loss. The increase resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation. In addition, we recorded other income of approximately $370,000 resulting from the resolution of certain disputed distribution costs which had been previously accrued for. This increase is offset by the write off of deferred financing fees of approximately $190,000 for previously outstanding debt related to the refinancing of our banking facilities during December 2003.

Fiscal Year Ended June 30, 2003 Compared with Fiscal Year Ended June 30, 2002

Net Sales—Net sales decreased $7,335,698, or 13.7%, in fiscal 2003 compared to fiscal 2002. The decrease in net sales in fiscal year 2003 was primarily due to the closure of our western sales territory as a result of the Company’s restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Remaining decreases were due to a shift in the company’s distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $2,542,000 of the decrease and the divesture of PEC resulted in approximately $1,327,000 of the decrease.

Cost of Sales—Cost of sales decreased to 63.2% for fiscal 2003 from 65.8% for fiscal 2002. The decrease in cost of sales of $6,031,556, or 17.1%, was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The remaining decreases are due to a shift in our distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $1,810,000 of the decrease and the divesture of PEC resulted in approximately $683,000 of the decrease. The decrease in cost of sales as a percentage of net sales in 2003 compared to 2002 is due to the difference in the product mix sold and the non-recurring prior year inventory reserve adjustments.

Gross Profit—Gross profit decreased to 36.8% of net sales for fiscal 2003 from 34.2% of net sales for fiscal 2002. The $1,304,142 decrease in gross profit was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The western sales territory closure resulted in approximately $732,000 of the decrease and the divesture of PEC resulted in approximately $644,000 of the decrease. The increase in gross profit margins is due to a favorable change in product mix and the non-recurring prior year inventory reserve adjustment from 2002 which caused a higher cost of goods sold.

Selling Expenses—Selling expenses decreased $1,439,986 in fiscal 2003 compared to fiscal 2002. The decrease in selling expense is primarily due to the closure of the western sales territory as a result of the Company’s restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Decreased salaries, commissions, benefits and travel expenses related to the western sales territory account for approximately $502,000 of the decrease and the PEC divesture resulted in approximately $500,000 of the decrease.

General and Administrative Expenses—General and administrative expenses decreased to $7,015,217 for fiscal 2003, from $8,625,555 for fiscal 2002, a decrease of $1,610,338, or 18.7%. The decrease is primarily a result of the Company’s restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. The restructuring plan decreased general and administrative expenses by narrowing the focus of the Company’s operations and reducing corporate overhead through workforce reductions. Non-recurring reserve adjustments for inventory and accounts receivable recorded in December 2001 of approximately $474,000 also contributed to the decrease. The PEC divesture resulted in approximately $268,000 of the decrease.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to $843,500 for fiscal 2003, from $2,455,081 for fiscal 2002, a decrease of $1,611,581, or 65.6%. The decrease in depreciation and amortization expense in fiscal 2003 is primarily due to the implementation of SFAS No. 142 Goodwill and Other Intangible Assets effective July 2002. As a result of this adoption, goodwill was no longer amortized in fiscal 2003.

Restructuring Expenses—Restructuring expense decreased to $345,507 for fiscal 2003, from $3,954,498 for fiscal 2002. Fiscal 2003 restructuring expenses include a reserve recorded for the former President’s severance agreement for $195,507 and other restructuring expenses of

$150,000. Fiscal 2002 restructuring expenses relate to the restructuring plan which began in early November 2001, involving narrowing the focus of our operations, the consolidation of certain under performing sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of our balance sheet through a recapitalization and refinancing of the PrimeSource Healthcare and the PrimeSource Surgical senior bank debt and a reduction of debt levels through projected improved earnings and potential asset sales. From November 2001 through August 2002 significant aspects of our new business model, including a reduction in workforce and executive staff, exit of the western sales region, recapitalization of equity and a refinancing of our existing debt, were completed. As a result of this, restructuring expense of $2,915,675 was recorded for fiscal 2002. In addition, during 2002, a decision was made to dispose of the PEC division, and the write-off of PEC goodwill and other impaired assets totaled $1,038,823 which was included in restructuring expenses.

Interest Expense—Interest expense increased $159,999, or 23.6%. Our interest cost increased as a result of increased interest rates and fees incurred related to the restructuring of the PrimeSource Healthcare and PrimeSource Surgical debt.

Income Tax Benefit—Income tax benefit decreased to $19,700 during fiscal 2003, compared to $61,700 during fiscal 2002. The decrease is the result of decreased taxable net income (loss) at state levels.

Net Loss—Net loss decreased $2,561,764, or 41.4%. The decrease in net loss resulted primarily from expense reductions related to our fiscal 2002 restructuring and decreased amortization expense. These expense decreases were offset by goodwill impairment expense of $4,454,656 recorded in fiscal 2003, resulting from the Company’s implementation of SFAS No. 142 in July 2002.

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

In December 2003, we consolidated our senior debt facilities into a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($6,757,524 at June 30, 2004). As of June 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.0% (7.25% at June 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At June 30, 2004, there was $1,553,385 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains covenants that require the maintenance of defined income levels and capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2004.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years

Long-term debt obligations	$ 62,446	$ 16,713	$ 45,733
Capital lease obligations	-	-	-
Operating lease obligations	882,320	606,293	274,382	1,645
Series G Preferred Stock	8,138,933	8,138,933	_________	________	________

Total	$ 9,083,699	$8,761,939	$ 320,115	$ 1,645

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, reclassified its Series G Convertible Redeemable, Preferred Stock (“Series G Stock”) from equity to a liability. Further effects of this adoption are discussed in Note 8 to the accompanying consolidated financial statements.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which codifies, revises, and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes in SAB No. 104 did not have a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

Consolidated Financial Statements
as of June 30, 2004 and 2003,
and for the Years Ended
June 30, 2004, 2003 and 2002 and
Independent Auditors’ Report

Page

Independent Auditors	F-1

Consolidated Balance Sheets as of June 30, 2004 and 2003	F-2 - F-3

Consolidated Statements of Operations for the Years Ended
June 30, 2004, 2003 and 2002	F-4 - F-5

Consolidated Statements of Stockholders
Capital Deficiency) for the Years Ended June 30, 2004, 2003 and 2002	F-6

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2004, 2003 and 2002	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-27

INDEPENDENT AUDITORS’ REPORT

Board of Directors

PrimeSource Healthcare, Inc.

Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and 2003, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for each of the three years in the period ended June 30, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

DELOITTE & TOUCHE LLP

Phoenix, Arizona
September 28, 2004

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003

ASSETS (Note 7)	2004	2003

CURRENT ASSETS:
Cash and cash equivalents	$ 98,903	$ 489,911
Accounts receivable – net of allowance for doubtful accounts
of approximately $132,000 (2004) and $214,000 (2003)	5,718,346	6,111,062
Inventories – net (Note 4)	6,732,542	7,517,965
Income taxes receivable (Note 11)	129,913	67,800
Prepaid expenses and other current assets	224,865	172,397

Total current assets	12,904,569	14,359,135

PROPERTY AND EQUIPMENT – Net (Note 5)	887,325	996,358

GOODWILL – Net (Note 6)	15,956,883	15,956,883

INTANGIBLE ASSETS – Net of accumulated amortization
of approximately $245,000 (2004) and $236,000 (2003) (Note 6)	60,273	118,290

OTHER ASSETS – Net of accumulated amortization of
approximately $782,000 (2003)	90,196	233,874

TOTAL	$ 29,899,246	$ 1,664,540

		(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003

CURRENT LIABILITIES:
Accounts payable	$ 4,253,295	$ 5,636,333
Accrued expenses	1,509,432	2,240,770
Accrued restructuring costs (Note 14)	43,726	690,968
Customer deposits	166,873	72,895
Lines of credit (Note 7)	5,204,139	5,926,021
Current portion of long-term debt (Note 7)	16,713	559,877
Current portion of capital lease obligations (Note 12)	21,568	25,425
Total current liabilities	11,215,746	15,152,289

CAPITAL LEASE OBLIGATIONS – Net of current portion (Note 12)	22,149	21,433

LONG-TERM DEBT – Net of current portion (Note 7)	88,983	105,696

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
STOCK – No par value – authorized, 230,000 shares;
issued and outstanding, 222,501 shares; aggregate liquidation
preference of $15,258,964 (Note 8)	8,138,933

TOTAL LIABILITIES	19,465,811	15,279,418

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9, 10 and 12)

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
STOCK – No par value – authorized, 230,000 shares;
issued and outstanding, 222,500 shares; aggregate liquidation
preference of $14,687,737		5,699,121

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value – authorized, 75,000,000 shares;
issued and outstanding, 22,375,144 (2004) and 22,375,094 (2003) shares
Additional paid-in capital	19,295,451	21,347,451
Accumulated deficit	(9,085,767)	(10,885,200)

Total stockholders’ equity	10,433,435	10,686,001

TOTAL	$ 29,899,246	$ 31,664,540

See notes to consolidated financial statements.		(Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002

NET SALES	$ 48,763,006	$ 46,360,019	$ 53,695,717

COST OF SALES	31,031,700	29,297,572	35,329,128

GROSS PROFIT	17,731,306	17,062,447	18,366,589

OPERATING EXPENSES:
Selling expenses	8,160,206	7,450,394	8,890,380
General and administrative expenses	6,541,025	7,015,217	8,625,555
Depreciation and amortization expenses	493,525	843,500	2,455,081
Restructuring expenses (Note 14)	4,817	345,507	3,954,498

Total operating expenses	15,199,573	15,654,618	23,925,514

OPERATING INCOME (LOSS)	2,531,733	1,407,829	(5,558,925)

INTEREST EXPENSE	(1,307,940)	(839,243)	(679,244)

OTHER INCOME (EXPENSE)	382,256	189,704	(115,357)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	1,606,049	758,290	(6,353,526)

INCOME TAX BENEFIT (Note 11)		19,700	61,700

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	1,606,049	777,990	(6,291,826)

DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATION -
Net of income tax		121,697	101,263

LOSS ON DISPOSAL OF DISCONTINUED OPERATION -
Net of income tax		(73,830)

Total		47,867	101,263

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE - GOODWILL IMPAIRMENT		(4,454,656)

NET INCOME (LOSS)	1,606,049	(3,628,799)	(6,190,563)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK		(1,147,094)	(2,652,571)

EFFECT OF EQUITY RECAPITALIZATION		11,809,741

NET INCOME (LOSS) AVAILABLE FOR COMMON
STOCKHOLDERS	$ 1,606,049	$ 7,033,848	$ (8,843,134)

			(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002

INCOME (LOSS) PER SHARE BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$ 0.07	$ 0.54	$ (1.13)

Diluted	$ 0.07	$ 0.24	$ (1.13)

LOSS PER SHARE FROM DISCONTINUED
OPERATIONS - NET OF INCOME TAX - DISPOSAL
OF OPERATION:
Basic			$ 0.02

Diluted			$ 0.02

LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE - GOODWILL IMPAIRMENT:
Basic		$ (0.21)

Diluted		$ (0.09)

INCOME (LOSS) PER SHARE:
Basic	$ 0.07	$ 0.33	$ (1.11)

Diluted	$ 0.07	$ 0.15	$ (1.11)

WEIGHTED AVERAGE SHARES USED IN
COMPUTATION OF INCOME (LOSS) PER SHARE:
Basic	$ 22,375,130	$ 21,059,853	$ 7,975,208

Diluted	$ 22,375,130	$ 53,024,512	$ 7,975,208

See notes to consolidated financial statements.			(Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
BALANCE, JULY 1, 2001	7,959,704	$ 79,597	$ 8,434,697	$ (9,075,914)	$ (561,620)
Issuance of common stock	18,605	186	24,814		25,000
Warrants and beneficial conversion
features of preferred stock			3,912,000		3,912,000
Preferred stock dividends and accretion				(2,652,571)	(2,652,571)
Restricted common stock vesting			118,709		118,709
Refund fractional shares			(18)		(18)
Net loss	-	-	-	(6,190,563)	(6,190,563)
BALANCE, JUNE 30, 2002	7,978,309	79,783	12,490,202	(17,919,048)	(5,349,063)
Equity recapitalization	14,735,066	147,351	6,785,864	11,809,741	18,742,956
Warrants issued with issuance of Series G
preferred stock			2,062,000		2,062,000
Preferred stock dividends and accretion				(1,147,094)	(1,147,094)
Cancellation of shares in legal settlement	(132,963)	(1,330)	(41,218)		(42,548)
Cancellation of shares in sale of PEC assets	(201,067)	(2,011)	(62,330)		(64,341)
Cancellation of shares in sale of Ruby Merger	(4,251)	(43)	(1,317)		(1,360)
Issuance of compensatory stock options			110,000		110,000
Restricted common stock vesting			4,250		4,250
Net loss	-	-	-	(3,628,799)	(3,628,799)
BALANCE, JUNE 30, 2003	22,375,094	223,750	21,347,451	(10,885,200)	10,686,001
Reclassification of Series G preferred
stock to liability			(2,062,000)	193,384	(1,868,616)
Issuance of compensatory stock options			10,000		10,000
Exercise of stock option	50	1			1
Net income	-	-	-	1,606,049	1,606,049
BALANCE, JUNE 30, 2004	22,375,144	$ 223,751	$ 19,295,451	$ (9,085,767)	$ 10,433,435

See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,606,049	$ (3,628,799)	$ (6,190,563)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expenses	493,525	849,657	2,462,411
Loss on disposal of property and equipment	46,317	22,147	124,132
Stock compensation expense	10,000	110,000	118,709
Debt forgiveness	(150,000)
Goodwill impairment		4,454,656
Loss on sale of division		73,830	1,038,823
Issuance of common stock for services		4,250	25,000
Gain on legal settlement		(42,548)
Change in fair value of warrant put obligation			(95,000)
Write-off of intangible assets			12,406
Amortization of debt discount			28,600
Changes in operating assets and liabilities - net of
effect of business acquisitions and dispositions:
Accounts receivable	392,716	(313,913)	2,208,904
Inventories	785,423	(397,713)	1,978,659
Income taxes receivable	(62,113)	42,200	(119,500)
Prepaid expenses and other current assets	(52,468)	(31,021)	4,644
Other assets	(9,688)	(80,723)	(181,504)
Accounts payable	(1,383,038)	578,565	(5,235,025)
Accrued expenses	(717,878)	(604,266)	568,636
Accrued restructuring costs	(647,242)	(420,165)	1,111,133
Customer deposits	93,978	(148,006)	(347,215)

Net cash provided by (used in) operating activities	405,581	468,151	(2,486,750)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(199,356)	(255,320)	(86,828)
Proceeds from sale of property and equipment	5,233	157	6,462
Purchase of intangible assets			(64,166)
Acquisition of other assets			(31,904)
Proceeds from business disposition		1,000,000
Net cash (used in) provided by investing activities	(194,123)	744,837	(176,436)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	38,844,614	16,785,191	19,506,353
Repayments under lines of credit	(39,566,496)	(18,390,045)	(20,027,304)
Borrowings under long-term debt			600,000
Repayment of long-term debt	(422,704)	(2,731,323)	(872,711)
Repayment on capital leases	(29,076)	(36,666)	(47,192)
Proceeds from issuance of stock	32
Proceeds from issuance of preferred stock - net of costs	571,164	3,364,031	3,167,170
Stock repurchases			(18)
Net cash (used in) provided by financing activities	(602,466)	(1,008,812)	2,326,298

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(391,008)	204,176	(336,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,911	285,735	622,623

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 98,903	$ 489,911	$ 285,735

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid during
the year for:
Interest	$ 728,358	$ 698,685	$ 741,905

Income taxes	$ 60,910	$ 30,000	$ 256,100

SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS:

Forgiveness of notes payable	$ (150,000)
Equipment acquired under capital lease	$ 25,304		$ 54,745
Issuance of note payable for debt refinancing cost		$ 250,000
Discount on issuance of note payable for legal services	$ 12,827	$ (12,827)
Fair value of common stock cancelled in sale of asset		$ 64,341
Fair value of common stock cancelled in legal settlement		$ 42,548
Common stock issued for services		$ 4,250	$ 25,000

See notes to consolidated financial statements.			(Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1.	NATURE OF BUSINESS

PrimeSource Healthcare, Inc. (“PrimeSource” or the “Company”), a Massachusetts corporation formerly known as Luxtec Corporation (“Luxtec”), is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

On June 30, 2003, PrimeSource Surgical, Inc., a wholly owned subsidiary of the Company (“PrimeSource Surgical”), sold all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., an indirect wholly owned subsidiary (“Ruby”) for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., a newly formed entity. The Company recognized a loss of $73,830 on the sale. The cash proceeds were used to payoff a portion of the Company’s outstanding long-term debt.

Prior to the sale of Ruby, effective June 30, 2002 the Company sold all of the assets of Professional Equipment Corporation, a wholly owned subsidiary of Ruby (“PEC”), line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in 2002, resulting in a loss of $1,038,823, which is recorded as restructuring expenses in the consolidated statement of operations.

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

Concentrations of Credit Risk - The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company’s customers. Collateral is generally not required. In addition, the Company does not routinely maintain cash in excess of $100,000 and, as a result, at June 30, 2004, the Company had no uninsured cash balances.

Inventories consist of raw materials, work-in-process, and finished goods, stated at the lower of cost or market. Cost is recorded using the first-in first-out method for Luxtec and average costing for the remaining companies.

Inventory Reserves for Obsolescence - We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

Property and equipment are recorded at cost. Depreciation has been provided using the straight-line method over estimated useful lives, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long-Lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, long-lived assets should be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company periodically reviews the carrying value of long-lived assets to determine whether impairment to such value has occurred.

Goodwill and Other Intangible Assets - Effective July 1, 2002 for the Company, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). See Note 6. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. Intangible assets with indefinite lives are no longer amortized but instead are subject to periodic impairment testing in accordance with SFAS No. 142. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2003 and found no further impairment in its existing goodwill balances.

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

Research and development costs are incurred by the Company’s Luxtec division and are charged to operations as incurred. Total research and development costs for the years ended June 30, 2004, 2003 and 2002 were approximately $185,000, $253,000 and $87,000 respectively.

Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for: (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Common stock of the Company has been delisted since November 17, 2000 and does not trade on any exchange and is not quoted on any quotation system. Fair value of the Company's common stock is determined by the Company's Board of Directors based upon the most recent significant capital stock transaction adjusted by current major events affecting the Company's financial condition.

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s net income (loss) for fiscal years ending 2004, 2003 and 2002 would have been the pro forma amounts indicated below:

	2004	2003	2002

Net income (loss) available to common stockholders, as reported	$ 1,606,049	$ 7,033,848	$ (8,843,134)

Stock-based employee compensation expense determined under fair-value method	(576,585)	(521,258)	(401,185)

Pro forma net income (loss)	$ 1,029,464	$ 6,512,590	$ (9,244,319)

Earnings (Loss) Per Share:
Basic- as reported	$ 0.07	$ 0.33	$ (1.11)
Basic- pro forma	$ 0.05	$ 0.31	$ (1.16)

Diluted- as reported	$ 0.07	$ 0.15	$ (1.11)
Diluted- pro forma	$ 0.05	$ 0.14	$ (1.16)

Black-Scholes Assumptions
Risk-free interest rate	4.23%	3.10%	5.21%
Expected volatility	50%	50%	50%
Expected lives - in years	6	6	7
Expected dividend yield	0%	0%	0%

Financial Instruments - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of all financial instruments at June 30, 2004, 2003 and 2002. The Company generally considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments. At June 30, 2004, 2003 and 2002, the estimated fair value of the company’s long-term debt was approximately $106,000, $666,000 and $3,100,000, respectively. The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on current interest rates for instruments with similar maturities.

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

	2004	2003	2002

Weighted-average shares outstanding - basic	22,375,130	21,059,853	7,975,208

Incremental shares due to assumed exercise of		14,479,944
outstanding options and warrants

Incremental shares due to assumed conversion of
Series G preferred stock		17,484,715

Weighted average shares outstanding - diluted	22,375,130	53,024,512	7,975,208

Recently Issued Accounting Pronouncements -In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. The Company adopted SFAS No. 150 in the quarter ended September 30, 2003 and, as a result, reclassified its Series G Convertible Redeemable, Preferred Stock (“Series G Stock”) from equity to a liability. Further effects of this adoption are discussed in Note 8.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which codifies, revises, and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting guidance and SEC rules and regulations. SAB No. 104 did not have a material impact on the Company’s financial position or results of operations.

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

Revenues and income from the discontinued operation, net of income tax effect were as follows:

	2003	2002

Net Sales	$ 5,740,135	$ 5,249,566

Income from discontinued operation - net of	$ 121,697	$ 101,263
Income tax effect

4.	INVENTORIES

Inventories consist of the following at June 30:

	2004	2003
Raw Materials	$ 708,949	$ 776,468
Finished Goods	6,693,999	7,847,729
Reserve for obsolescence	(670,406)	(1,106,232)

Inventories - net	$ 6,732,542	$ 7,517,965

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

	2004	2003
Office equipment	$ 656,859	$ 466,598
Furniture and fixtures	394,740	346,031
Machinery and equipment	665,750	731,916
Leasehold improvements	503,540	477,809

Total	2,220,889	2,022,354
Less accumulated depreciation and amortization	(1,333,564)	(1,025,996)

Property and equipment - net	$ 887,325	$ 996,358

Depreciation expense totaled $321,596, $381,145 and $536,707 for the years ended June 30, 2004, 2003 and 2002, respectively. Property and equipment held under capital leases amounted to $82,178, $46,291 and $81,194, less accumulated amortization of $33,548, $30,456 and $26,705, at June 30, 2004, 2003 and 2002, respectively.

6.      GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets with indefinite lives effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually. Additionally, intangible assets with finite lives must be assessed and classified consistent with the statement’s criteria. Intangible assets with finite lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

The following table sets forth, for the year ended June 30, 2002, a reconciliation of net income to conform to the requirements of SFAS No. 142.

2002

Reported net loss	$ (6,190,563)
Add back -
Goodwill amortization	1,722,256

Adjusted net loss	$ (4,468,307)

Basic earnings per share:
Reported net loss	$ (1.11)
Goodwill adjustments	0.21

Adjusted net loss	$ (0.90)

Diluted earnings per share:
Reported net loss	$ (1.11)
Goodwill adjustments	0.21

Adjusted net loss	$ (0.90)

There were no changes in the carrying amount of goodwill for the year ended June 30, 2004.

7.      LINES OF CREDIT AND LONG-TERM DEBT

Lines of credit consisted of the following as of June 30:

	2004	2003
Line of credit - PrimeSource Healthcare	$ 5,204,139
Line of credit - PrimeSource Surgical		$ 4,654,436
Line of credit - Luxtec		1,271,585

Total line of credit	$ 5,204,139	$ 5,926,021

In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company’s senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($6,757,524 at June 30, 2004). As of June 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.0% (7.25% at June 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At June 30, 2004, there was $1,553,385 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of June 30, 2004.

Prior to December 2003, the Company’s senior debt financing was provided under separate lines of credit at Luxtec and PrimeSource Surgical.

The Company’s Amended and Restated Security and Loan Agreement (the “Luxtec Credit Agreement”) provided for a $2,500,000 line of credit (the “Luxtec Line of Credit”) with ARK CLO 2000-1 LIMITED (“ARK”). On August 6, 2002, the Company amended the Luxtec Credit Agreement whereby ARK waived and amended certain provisions under the Luxtec Credit Agreement. Under the amendment, as of June 30, 2003, the maximum amount available to borrow under the Luxtec Line of Credit was limited to the lesser of $1,275,000 or a certain percentage of accounts receivable and inventory ($1,271,585 at June 30, 2003). As of June 30, 2003, borrowings bore interest at ARK’s prime rate plus 3.0% (7.0% at June 30, 2003). Unused portions of the Luxtec Line of Credit accrued a fee at an annual rate of 1.00%. Borrowings were secured by substantially all of PrimeSource Healthcare’s assets, excluding the capital stock of, and assets held by, PrimeSource Surgical. Borrowings under the Luxtec Line of Credit were payable upon maturity on December 31, 2003. In December 2003, the Company refinanced its senior debt facilities, and paid off the Luxtec Line of Credit in the amount of $1,271,585.

The Company’s PrimeSource Surgical Amended and Restated Credit Agreement (the “PrimeSource Surgical Credit Agreement”) with Citizens Bank of Massachusetts (“Citizens”) provided for a line of credit (the “PrimeSource Surgical Line of Credit”) with a maturity date of March 31, 2004. Under the PrimeSource Surgical Credit Agreement, as amended, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit was limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,281,805 at June 30, 2003). As of June 30, 2003, borrowings bore a variable step interest rate at Citizens’ prime rate plus 4.50% (8.50% at June 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrued a fee at an annual rate of 0.375%. Borrowings were secured by substantially all of the assets directly held by PrimeSource Surgical. In December 2003, the Company paid off the PrimeSource Surgical Line of Credit in the amount of $4,793,944.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note (the “PrimeSource Surgical Term Loan”) in the original amount of $5,000,000 with Citizens. On June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and the funding of the last Preferred Series G round. The PrimeSource Surgical Term Loan was collateralized by substantially all the assets directly held by PrimeSource Surgical.

The PrimeSource Surgical Term Loan was also subject to a term loan facility fee. In December 2003, in connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee.

Long term debt includes notes payable as follows:

	June 30,	June 30,
	2004	2003

Luxtec tenant note	$ 62,446	$ 77,650

PrimeSource legal counsel note, net of unamortized
discount of $12,827		357,173

PrimeSource Citizens Bank note		187,500

Other long-term note	43,250	43,250

Total other notes payable	105,696	665,573

Less current portion	(16,713)	(559,877)

Total long-term debt	$ 88,983	$ 105,696

The Luxtec tenant note is a note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts, which bears interest at 9.5% and is due September 19, 2005. Payments are interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005.

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

The PrimeSource Citizens Bank note was a $250,000 note payable to Citizens for the bank refinancing amendment fee. This note was paid off in December 2003 in connection with the refinancing of the Company’s senior debt, as described above.

8.	PREFERRED STOCK

Series G Redeemable, Convertible Preferred Stock - On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 3, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. Accordingly, accrued dividends of $571,167 for the year ended June 30, 2004 are included in interest expense in the consolidated statements of operations. As of June 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,018,900, and were included in the Series G Stock in the consolidated balance sheet.

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

Common Stock Options - In January 1997, PrimeSource Surgical adopted a stock option plan (the “1997 Plan”) for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 12,000,000. The 1997 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and options have terms not to exceed 10 years. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

The Company issued equity-based options to certain employees during fiscal year 2003. The exercise price was at the deemed fair market value of the stock at the date of grant, except as discussed below.

During fiscal year 2003, the Company also issued equity-based options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, the Company has recorded equity-based compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company’s stock at the date of grant. The deferred equity-based compensation is amortized to expense on a straight-line basis, over the one-year period during which the options become vested. As of June 30, 2004 and 2003, the Company had recorded cumulative deferred equity-based compensation related to these options of $10,000 and $110,000, respectively.

On October 15, 2003, fifty options for the purchase of common stock were exercised for $16.

In addition to the 1997 Plan, the Company has several stock option plans sponsored by Luxtec. The 1992 stock plan (the “1992 Plan”) provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. Under the 1992 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors at its discretion may grant nonqualified options. The 1992 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and have options terms not to exceed 10 years. Under the 1992 Plan, 500,000 total shares are authorized for issuance.

The 1995 directors’ plan (the “1995 Director Plan”) was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company’s common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors, and that they have terms not to exceed 10 years. At both June 30, 2004 and June 30, 2003, there were 64,000 shares available for future grants under the 1995 Director Plan.

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

Subsequent to the conversion of the Series C Stock and Series F Stock, each outstanding share of the Company’s Series E Stock was exchanged for shares of Series G Stock. In connection with the exchange of the Series E Stock, the Company granted former holders of Series E Stock warrants to purchase 817,000 shares of the Company’s common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, the exercise price on 1,625,000 warrants to purchase common stock previously issued to certain Series E Stock stockholders was repriced from $1.00 per share to $.01 per share. The warrants vested immediately and expire in July 2011.

An additional 118,605 warrants were issued to certain other stockholders related to prior year grants with expiration dates of June 2011, and exercise prices of $1.00 and $2.35.

Related to a private placement of its preferred stock in September 2000, the Company granted warrants to purchase 157,860 shares of the Company’s common stock at $1.68 per share. These warrants vested immediately and expire in September 2011.

Changes in shares under options and warrants, in common stock equivalents, for the years ended June 30, 2002, 2003 and 2004 are as follows:

	Options		Warrants
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price

Balance, July 1, 2001	3,393,030	$ 1.81	1,016,259	$ 3.15

Grants	112,000	1.00	3,494,780	1.01
Canceled	(1,864,554)	1.72	(438,173)	5.70

Balance, June 30, 2002	1,640,476	1.85	4,072,866	1.04

Grants	7,487,000	0.32	13,122,173	0.01
Canceled	(525,212)	1.42	(356,485)	1.01

Balance, June 30, 2003	8,602,264	0.53	16,838,554	0.02

Grants	1,300,000	0.32
Exercised	(50)	0.32
Canceled	(114,284)	1.86	(63,786)	1.18

Balance, June 30, 2004	9,787,930	0.49	16,774,768	0.02

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

Vested and exercisable, June 30, 2003	1,474,960		16,838,554

Vested and exercisable, June 30, 2002	996,076		4,072,866

The weighted-average per share fair value of option grants in fiscal 2004, 2003 and 2002 was approximately $0.1147, $0.1602 and $0.5803, respectively.

Outstanding stock options and warrants at June 30, 2004 consist of the following:

		Options			Warrants
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Life (Years)	Price

$0.00 - $1.60	9,077,745	6.8	$0.37	16,738,633	7.8	$0.02
$1.61 - $3.20	693,185	5.3	1.98	36,135	6.5	2.03
$3.21 - $4.80	17,000	0.5	4.57

	9,787,930	6.7	0.49	16,774,768	7.8	0.02

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

11.	INCOME TAXES

The benefit (provision) for income taxes for the years ended June 30 is based on the following components:

	2004	2003	2002
Current income taxes
Federal	$	$ 1,600
State		18,100	$ 61,700

Total current		19,700	61,700

Deferred income taxes:
Federal	(1,904,700)	(172,700)	1,458,900
State	(407,100)	(18,800)	209,200

Total deferred	(2,311,800)	(191,500)	1,668,100

Change in valuation allowance	(2,311,800)	191,500	(1,668,100)

Total	$ -	$ 19,700	$ 61,700

A reconciliation of the provision for income taxes to the amount of income tax benefit (expense) that would result from applying the federal statutory rate (35%) to income (loss) before income tax benefit (provision) is as follows:

	2004	2003	2002

Income tax (provision) benefit at statutory rate	$ (562,100)	$ 1,270,080	$ 2,223,700
Nondeductible warrant put expense (income)		66,500	(33,250)
State tax (expense) benefit, net of federal benefit	(73,500)	112,700	202,350
Meals and entertainment	(13,700)	(20,100)	(14,300)
Nondeductible goodwill	78,800	(1,448,700)	(613,100)
Change in valuation allowance	2,311,800	191,500	(1,668,100)
Change in prior years estimates	(1,660,600)
General business credit		(13,200)	(45,000)
Loss on sale of subsidiary		(18,100)
Expiration and adjustments of net operating
losses and income tax credits	(85,800)	(118,000)
Other	5,100	(2,980)	9,400

Total	$ -	$ 19,700	$ 61,700

On an annual basis, the Company reviews its deferred tax assets based on open tax years, available net operating loss carryforwards and other factors. Based on its 2004 review, the Company decreased its deferred tax assets by $1,660,600, and decreased the offsetting valuation allowance by the same amount. In addition, the Company decreased income taxes payable and income tax expense by approximately $113,000, which offset estimated state income taxes due and payable for the year ended June 30, 2004.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at June 30:

	2004	2003
Current:
Restructuring reserve	$ 17,000	$ 229,400
Accrued vacation	59,800	62,400
Inventory valuation adjustment	139,000	453,600
Bad debt reserve	49,000	87,700
Accrued distributor costs		205,000
Other	25,300	46,400

Total current	290,100	1,084,500

Long-term:
Depreciation and amortization	(39,800)	114,600
Credit carryforwards	165,800	243,600
Capital loss carryforwards	516,200	300,100
Charitable loss carryforwards	14,600	6,800
Net operating loss carryforwards	5,254,600	6,763,700

Total long-term	5,911,400	7,428,800

Total	6,201,500	8,513,300
Valuation allowance	(6,201,500)	(8,513,300)

Total	$ -	$ -

Certain of the Company’s current deferred tax assets, including inventory valuation adjustment and bad debt reserve, are reduced due to limitations in deductible amounts relating to the Company’s prior acquisition of these assets in stock transactions.

At June 30, 2004, the Company had federal net operating loss carryforwards of approximately $13,266,700, pre-tax, and state net operating loss carry forwards of approximately $10,191,000, pre-tax. The Company’s federal and state net operating losses expire in the tax years ending June 30, 2004 through 2024. At June 30, 2004, the Company had federal and State research and development credit carryforwards of approximately $154,800 and $11,000, respectively. The Company’s federal and state credits will generally expire in the tax years ended June 30, 2004 through 2021. The Company also has a federal capital loss carryforward of approximately $1,326,900, pre-tax, that will begin to expire in the tax year ending June 30, 2006. Certain changes in stock ownership may result in a limitation on the amount of net operating loss carryforwards that can be utilized each year.

A full valuation allowance has been provided against the Company’s deferred tax assets as of June 30, 2004 and 2003, as it is more likely than not that sufficient taxable income will not be generated to realize these temporary differences. Any future reduction of the valuation allowance established at the dates of the acquisitions (see Note 3) will reduce the goodwill related to such acquisition.

12.	COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2004, 2003, and 2002 was $628,259, $654,116 and $726,455, respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows for the years ending June 30:

	Capital	Operating
	leases	leases

2005	$ 26,124	$ 606,293
2006	19,691	266,250
2007	4,411	8,132
2008		1,645
Total minimum lease payments	50,226	$ 882,320
Amount representing interest	(6,509)
Present value of future minimum lease payments	43,717
Less current portion of capital lease obligations	(21,568)
Capital lease obligations - net of current portion	$ 22,149

Executive Compensation - At June 30, 2004, certain executive officers of the Company and its subsidiaries had employment agreements that provide for compensation and certain severance benefits. As a result of an employment agreement with the Company’s former President/Chief Executive Officer certain benefits were accrued at June 30, 2003 in the amount of $195,507. All accrued amounts were paid as of June 30, 2004.

Litigation - The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company’s consolidated financial statements.

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

In June 2003, the Company sold the capital stock of Ruby which was included in the Critical Care segment. The segment information has been restated to reflect historical segment information as adjusted for the reclassification of the NEMS portion of Ruby’s operations as discontinued operations.

Operations that are not included in any of the segments are included in the category “Other” and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $2,867,349, $3,527,516 and $4,194,680 for 2004, 2003, and 2002, respectively.

Operating income for each segment consists of net sales less cost of sales, selling expenses, depreciation and amortization expenses, and the segment’s general and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

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

Disclosures regarding the Company’s reportable segments including a corporate management fee allocation with reconciliation to consolidated totals are presented below.

	Distribution	Distribution
	PrimeSource	PrimeSource		Corporate/
	Surgical	Critical Care	Manufacturing	Other	Total

Net sales
2004	$ 27,330,958	$ 13,296,821	$ 8,135,227		$ 48,763,006
2003	26,181,812	11,939,529	8,238,678		46,360,019
2002	29,412,136	16,743,545	7,540,036		53,695,717

Net income (loss)
2004	$ 774,776	$ 383,550	$ 1,576,755	$ (1,129,032)	$ 1,606,049
2003	137,765	260,978	(3,090,253)	(937,289)	(3,628,799)
2002	448,525	(242,670)	913,610	(7,310,028)	(6,190,563)

Total assets
2004	$ 23,524,547	$ 3,290,404	$ 2,899,675	$ 184,620	$ 29,899,246
2003	25,041,081	3,361,430	2,935,095	326,934	31,664,540
2002	14,827,268	6,895,708	15,406,712	457,080	37,586,768

Restructuring expenses
2004				$ 4,817	$ 4,817
2003				345,507	345,507
2002		$ 1,038,823		2,915,675	3,954,498

Depreciation and amortization
2004	$ 133,736	$ 1,058	$ 186,802	$ 171,929	$ 493,525
2003	195,959	24,048	155,984	467,509	843,500
2002	243,350	170,495	1,344,814	696,422	2,455,081

Interest expense
2004	$ 219,370	$ 152,790	$ 121,078	$ 814,702	$ 1,307,940
2003	282,899	129,604	111,959	314,781	839,243
2002	273,612	207,856	159,218	38,558	679,244

PrimeSource Surgical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company’s external sales, based upon the customer’s country of origin by geographic area for the years ended June 30, 2004, 2003 and 2002, totaled $46,065,000, $44,015,000 and $51,688,000 respectively for sales in the United States and $2,698,000, $2,345,000 and $2,008,000, respectively, for sales to foreign companies.

14.    RESTRUCTURING

In October 2001, PrimeSource engaged a restructuring agent to evaluate the Company’s operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company’s operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company’s balance sheet through the refinancing of the Company’s and PrimeSource Surgical’s senior bank debt and the reduction of debt levels through improved earnings.

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants’ fees, $500,000 related to a remaining lease liability for a facility to be closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released, and several members of the Company’s senior management team resigned, including the Company’s 2002 Chief Executive Officer, Chief Financial Officer and Chairman and Executive Vice President.

In fiscal year 2003, the Company recorded additional severance amounts for the resignation of its 2003 President and Chief Executive Officer, costs of probable legal settlement for two former executive officers and directors of the Company and the sale of NEMS. Activity consists of the following:

	Employee related	Loss on disposal of division	Other contracts	Total

Estimated costs for 2002 restructuring	$ 1,379,000	$ 1,038,823	$ 1,536,675	$ 3,954,498
Cash payments	(585,000)	-	(901,000)	(1,486,000)
Other adjustments	(141,000)	(1,038,823)	(177,542)	(1,357,365)

Balance, June 30, 2002	653,000	-	458,133	1,111,133

Estimated costs for 2003 restructuring	195,507		150,000	345,507
Cash payments	(584,739)		(166,320)	(751,059)
Other adjustments	-	-	(14,613)	(14,613)

Balance, June 30, 2003	263,768	-	427,200	690,968

Cash payments	(263,768)		(159,584)	(423,352)
Other adjustments	-	-	(223,890)	(223,890)

Balance, June 30, 2004	$ -	$ -	$ 43,726	$ 43,726

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates (the registrant’s fourth fiscal quarter in the case of our annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following individuals were the directors and/or executive officers of PrimeSource as of September 1, 2004.

Name	Age	Director Since	Position with PrimeSource	Term Ends
William H. Lomicka	67	2001	Director and Chairman	2004
Larry H. Coleman, Ph.D.	61	2001	Director	2005
Joseph H. Potenza	57	2003	Director, President and Chief Executive Officer	2005
Shaun D. McMeans	43	2003	Director, Chief Operating Officer and Chief Financial Officer	2006

CLASS I DIRECTORS SERVING A TERM
EXPIRING AT THE 2004 ANNUAL MEETING

William H. Lomicka, Director - Mr. Lomicka has served on our Board of Directors since March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Lomicka is the Chairman of Coulter Ridge Capital, a private investment firm. From 1989 to 1999, Mr. Lomicka was President of Mayfair Capital, a private investment firm. Mr. Lomicka, formerly the Senior V.P. of Finance of Humana, Inc., presently serves on the boards of numerous companies, both public and private.

Representative companies include: Counsel Corporation, Pomeroy IT Solutions, Inc., Broadband Laboratories, Medventure Technologies, and Merit Health Systems. Mr. Lomicka graduated from the College of Wooster in Wooster, Ohio, and earned his M.B.A. from the Wharton Graduate School of the University of Pennsylvania.

CLASS II DIRECTORS SERVING A TERM
EXPIRING AT THE 2005 ANNUAL MEETING

Larry H. Coleman, Ph.D., Director - Dr. Coleman has served on our Board of Directors since March 2, 2001, pursuant to our merger with PrimeSource Surgical. Dr. Coleman is the founder and President of Coleman Swenson Booth Inc., a private venture capital fund established in 1986. Dr. Coleman began his venture capital career in 1983 as President of HCA Capital, a wholly-owned subsidiary of Columbia/HCA Healthcare Corporation. Dr. Coleman has served as a director on the boards of over 20 companies. Dr. Coleman graduated from the University of North Carolina with an A.B. and earned his Ph.D. from the University of South Dakota.

Joseph H. Potenza, Director, President and Chief Executive Officer - Mr. Potenza has served on our Board of Directors since September 1, 2003. Prior to joining PrimeSource, Mr. Potenza held senior management positions with McKesson Corporation as Vice President of the Corporate Program and with Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, running a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

CLASS III DIRECTOR SERVING A TERM
EXPIRING AT THE 2006 ANNUAL MEETING

Shaun McMeans, Director, Chief Operating Officer and Chief Financial Officer - Mr. McMeans has served on our Board of Directors since September 1, 2003. Mr. McMeans has over 20 years of experience in manufacturing and distribution businesses, specializing in operations, accounting and financial management. Prior to becoming the Company’s Chief Operating Officer and Financial Officer, he served as Vice President of Operations and Corporate Controller. Prior to joining the Company, Mr. McMeans held senior operational and financial management positions with Burnham Corporation, a leading domestic manufacturer and distributor of residential and commercial heating equipment. Mr. McMeans earned a Bachelor of Science degree in accounting from The Pennsylvania State University and is a certified public accountant. He began his career in public accounting with the former Peat, Marwick, Mitchell and Company.

Due to Mr. Lomicka’s extensive experience as the former Senior V.P. of Finance of Humana, Inc. Mr. Lomicka satisfies the financial expert requirement for our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, some of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in such ownership to the Securities and Exchange

Commission and us. Based on a review of copies of those reports furnished to us, the representations of each insider and as a result of the Company's due diligence process for preparing this year's proxy statement, it was discovered that certain Section 16(a) filing requirements applicable to certain of these persons were not complied with during prior periods.  These persons inadvertently failed to file certain reports when due.

Specifically, the Company discovered that Mr. Potenza and Mr. McMeans did not file a Form 3 following an unexpected change in the Company's officers in the fiscal year ending June 30, 2002, whereupon they first became subject to Section 16(a) reporting.  Mr. Walker did not file a Form 3 in the fiscal year ending June 30, 2003 upon becoming the Company's former President and CEO and whereupon he became subject to to Section 16(a) reporting.  Mr. Potenza, Mr. McMeans and Mr. Walker each did not file a Form 4 to report one transaction relating to the grant of certain incentive options to each of them during the fiscal year ended June30, 2003.  In addition, Mr. Walker exercised certain of his incentive options during the fiscal year ended June 30, 2004, for which he also did not file Form 4 reporting the transactions.  Mr. Lomicka did not file Form 4 for purchases of and changes in the Company's preferred securities in fiscal years ended June 30, 2002, 2003 and 2004.

The filing of any deficient reports is currently in process.

EXECUTIVE OFFICERS AND KEY MANAGEMENT PERSONNEL

The Company currently has a code of ethics. However, the Company is in the process of revising its code of ethics to comply with SEC requirements.

For the business experience and background of our executive officers, Joseph H. Potenza, President and Chief Executive Officer, and Shaun D. McMeans, Chief Operating Officer and Chief Financial Officer, see information provided under Item 10, “Directors and Executive Officers of Registrant”. The following persons are considered key management personnel.

Samuel M. Stein, 64, Vice President & General Manager, Manufacturing Division: Mr. Stein’s career has focused on high growth technology companies. Prior to becoming General Manager of the Company’s Luxtec Division, Mr. Stein served as Luxtec's Chief Financial Officer. Prior to joining Luxtec in 1993, Mr. Stein served as Chief Operating and Chief Financial Officer of Mitrol, Inc. of which he was also co-founder. He has served as Chief Financial Officer with companies ranging from start-ups to subsidiaries of Fortune 500 corporations. Mr. Stein earned a Bachelor of Science degree in Business Administration from the University of Toledo and a Master of Science degree from Rensselaer Polytechnic Institute.

Mark A. Jungers, 52, Regional Vice President, Distribution Division: Mr. Jungers has an extensive background in med-surg and critical care product sales and management. Mr. Jungers joined PrimeSource through its 1999 acquisition of Bimeco, a leading distributor of specialty medical products to the critical care market in the southeastern United States, where he served as a Sales Manager. Prior to joining Bimeco in 1979, he held sales and marketing positions with the Extracorporeal Medical Division of Johnson & Johnson. Mr. Jungers earned a Bachelor of Science degree in Business Administration from Marquette University.

Bruce R. Hoadley, 45, Regional Vice President, Distribution Division: Mr. Hoadley has worked for over 20 years in sales and management of specialty surgical products. He was the Sales Manager for Futuretech, a leading distributor of specialty medical products to the surgical market in the Southeastern United States, from 1991 until its acquisition by PrimeSource in 1999. Prior to joining Futuretech, Mr. Hoadley held sales management positions with Kendall Healthcare and Devon. He earned a Bachelor of Arts degree in Marketing from the University of Alabama.

Scott F. Billman, 48, Regional Vice President, Distribution Division: Mr. Billman has spent his entire career in sales, marketing, and operations management. He has worked for over 20 years in the healthcare industry, holding several management positions primarily focused on the sales and marketing of surgical products. He most recently served as Senior Vice President of Product Marketing for Medibuy, Inc. Mr. Billman earned a Bachelor of Science degree in Business Administration and an MBA from Bowling Green State University.

Item 11. Executive Compensation

The following table sets forth the compensation of our Chief Executive Officer, and the two highest compensated executive officers of the Company as of June 30, 2004, or, collectively, the "Named Executive Officers":
SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation Awards
Name and Principal Position	Fiscal Year Ended	Salary($)	Bonus($)	Securities Underlying Options (#)
Joseph H. Potenza	June 30, 2004	230,556	0	0
Current President, Chief	June 30, 2003	178,333	12,500	1,300,000
Executive Officer and Director	June 30, 2002	166,637	0	0

Shaun D. McMeans	June 30, 2004	191,667	20,000	0
Chief Operating Officer , Chief	June 30, 2003	145,000	7,500	975,000
Financial Officer and Director	June 30, 2002	138,591	9,990	0

Bradford C. Walker	June 30, 2004	136,881(3)	50,000(4)	1,300,000
Former President, Chief	June 30, 2003	229,198(2)	0	1,957,500
Executive Officer and	June 30, 2002	0(2)	0	0
Director (1)

_________
(1)	We appointed Mr. Walker as President and Chief Restructuring Officer in October 2001. In August 2002, we appointed Mr. Walker as President and Chief Executive Officer. Effective September 1, 2003, Mr. Walker resigned from his position as our President and Chief Executive Officer and as a member of our Board of Directors.
(2)	For our fiscal year ended June 30, 2002, Mr. Walker was not an employee of PrimeSource. Beginning in October 2001 and through June 30, 2002, Corporate Revitalization Partners provided consulting services to PrimeSource in connection with PrimeSource’s restructuring. During that period, Mr. Walker was a Managing Director of Corporate Revitalization Partners. In the fiscal years ended June 30, 2002 and June 30, 2003, PrimeSource paid Corporate Revitalization Partners $430,500 and $62,838, respectively, for consulting fees.
(3)	Includes $84,002 paid out in accordance with Mr. Walker’s severance agreement.
(4)	Total bonus of $50,000 paid out in accordance with Mr. Walker’s severance agreement.

The following table sets forth information with respect to options to purchase common stock granted to the Named Executive Officers as of our fiscal year ended June 30, 2004:

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted(1) (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5% ($)	10%
Bradford C. Walker (1)	1,300,000	100%	$ 0.32	August 6, 2013	$0	$0

________
(1) The option exercise price is the fair value of our common stock on the respected grant date as determined by the Board of Directors. The options would have vested 100% after one year from the grant date of August 6, 2003. However, effective September 1, 2003, Mr. Walker resigned from his position as our President and Chief Executive Officer and as our Board of Directors. As a result, these options became immediately exercisable and expire the earlier of (i) the date that is one (1) year following the registration of the applicable option's underlying shares under the Securities Act of 1933, on an effective registration statement on Form S-8 as amended or (ii) March 1, 2009, 5 years after Mr. Walker’s severance date.

The following table sets forth information with respect to exercises of options to purchase our stock granted to the Named Executive Officers as of our fiscal year ended June 30, 2004. Options are for common stock unless otherwise noted.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1) Exercisable/Unexercisable

Bradford C. Walker (1)	50	0	3,249,950/0	0/0
Bradford C. Walker- Series G Stock (2)	1	$16.00	7,499/0	$119,984/0
Shaun D. McMeans	0	0	373,666/688,543	0/0
Joseph H. Potenza	0	0	503,196/945,641	0/0
_________

(1) With respect to options to purchase our common stock, value is based on an estimated fair market value of $ 0.01 per share on June 30, 2004, minus the exercise price of such options, multiplied by the number of shares underlying such options.

(2) This is an option to purchase Series G Convertible Redeemable Preferred Stock. Each share of Series G Convertible Redeemable Preferred Stock is convertible into 100 shares of common stock. With respect to options to purchase our Series G Convertible Redeemable Preferred Stock, value is based on an estimated fair market value on June 30, 2004 of $32.00 per share, minus the exercise price of such options, multiplied by the number of shares underlying such options.

COMPENSATION OF DIRECTORS

During Fiscal Year 2004, we did not pay our directors for attendance at meetings of the Board of Directors or meetings of the committees thereof. We do, however, pay expenses for attendance at meetings of the Board of Directors and committees thereof. In addition, non-employee directors are compensated with options to purchase shares of common stock, in accordance with the 1995 Directors’ plan (the “1995 Director Plan”). Under the terms of the 1995 Director Plan, we grant our non-employee directors non-qualified stock options to purchase a total of 12,000 shares of common stock upon their election or appointment to the Board of Directors, with 4,000 options vesting on the date of grant, and 4,000 shares vesting annually thereafter provided the individual continues to serve on the Board of Directors. The options granted pursuant to the 1995 Director Plan have an exercise price equal to one-hundred percent of the fair market value per share of common stock on the date the option is granted.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During Fiscal Year 2004, Mr. Walker served on the Compensation Committee from July 1, 2003 to September 1, 2003. Mr. Walker served as our President and Chief Executive Officer during that period. Other than Mr. Walker's position as an officer, no past or present member of the Compensation Committee has ever been an officer or employee of PrimeSource or any of our subsidiaries, nor has such person ever had any relationship with PrimeSource or our officers requiring disclosure. Currently Dr. Coleman is the only director sitting on the committee, however GE Capital has an individual who participates as observer only. Dr. Coleman is the only voting member. The Board of Directors, as a whole, made the compensation decisions during Fiscal Year 2004, and not the compensation committee. No board member who is also an employee considered or voted on his own compensation.

EMPLOYMENT CONTRACTS

WALKER EMPLOYMENT AND SEVERANCE AGREEMENTS

On August 6, 2002, we entered into an employment agreement with Bradford C. Walker, our former President and Chief Executive Officer and a member of our Board of Directors. On September 5, 2003, we entered into a severance agreement with Mr. Walker pursuant to which subsequently, Mr. Walker resigned as our President, Chief Executive Officer and a member of our Board of Directors effective September 1, 2003.

Mr. Walker was entitled to receive severance payments equal to $20,833.33 monthly, for six (6) consecutive months from and after September 1, 2003 (the “Severance Period”). Mr. Walker was also entitled to receive additional severance payments of $25,000 payable on September 5, 2003, and $25,000 payable on or within five (5) business days after the last day of the Severance Period, March 5, 2004.

During the Severance Period, Mr. Walker and his dependents are entitled to continued coverage under our standard insurance plans, policies or programs, providing health, dental, vision, accidental death and dismemberment, long-term disability and life insurance coverage.

The severance agreement provided that Mr. Walker’s option to purchase 1,300,000 shares of our common stock, granted on or about August 6, 2003, his option to purchase 1,950,000 shares of our common stock, granted on August 6, 2002, and his option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock, granted on August 6, 2002, each were fully vested and exercisable at any time prior to the earlier of (i) the date that is one (1) year following the registration of the applicable option's underlying shares under the Securities Act of 1933 on an effective registration statement on Form S-8, as amended or (ii) March 1, 2009, 5 years after Mr. Walker’s severance date.

In consideration for the severance benefits, Mr. Walker agreed to release any claims he may have against us and our affiliates. We agreed to release Mr. Walker from any claims we may have against him. Furthermore, Mr. Walker agreed to cooperate with our reasonable requests for consultation and services during the Severance Period.

Finally, Mr. Walker agreed that, during the Severance Period, he would not compete with us. The Company’s obligation to pay severance benefits and payments under the severance agreement will cease if Mr. Walker competes with us during the Severance Period.

BOARD COMPENSATION REPORT
ON EXECUTIVE COMPENSATION

Our executive compensation policies, which include salary and bonus amounts and other annual compensation for the Named Executive Officers, are determined by the Compensation Committee of the Board of Directors, or in the absence of such Committee, the Board of Directors. During our Fiscal Year 2004, Mr. Walker served on the Compensation Committee from July 1, 2003, to September 1, 2003. During Fiscal Year 2004, Dr. Coleman served on the Compensation Committee. However, the duties of this committee were carried out by the entire board of directors. During our Fiscal Year 2005, we may nominate directors to serve on the Compensation Committee.

During our Fiscal Year 2004, the annual salary of our former President and Chief Executive Officer, Bradford C. Walker, was set forth in his employment agreement. Mr. Walker resigned effective September 1, 2003 and, pursuant to the terms of his employment agreement, received severance payments from PrimeSource. Joseph Potenza was appointed President on September 1, 2003 and was subsequently appointed as the Company’s Chief Executive Officer in May 2004. Mr. Potenza’s compensation was determined based on his past compensation and his position as compared to others in the Company and salaries of other comparable positions in our industry.

The annual salaries of our other executive officers during our fiscal year ended June 30, 2004 were determined based on their past salaries and salaries paid by comparable companies for comparable positions. Shaun D. McMeans, our Chief Operating Officer and Chief Financial Officer, received a cash bonus in the amount of $20,000 in our fiscal year ended June 30, 2004, as a result of his significant contributions to PrimeSource. Factors taken into account by the Compensation Committee in determining compensation include net sales, gross profit, net income and other specific operating goals as compared to the Company’s operating plan.

The Board of Directors:

William Lomicka, Chairman
Larry Coleman, Ph.D.
Joseph Potenza
Shaun McMeans

PERFORMANCE GRAPH

Our common stock has not been listed or quoted on an exchange since November 17, 2000. A performance graph comparing our common stock performance with the performance of the S&P Small Cap 600 Index and our peer group index is provided. Because our common stock is not listed or quoted on an exchange, all values subsequent to November 17, 2000 are estimates only.

The following performance graph is intended to reflect the performance of our business for our last five completed fiscal year periods, which are October 31, 1999, October 31, 2000, June 30, 2001, June 30, 2002, June 30, 2003 and June 30, 2004.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG PRIMESOURCE, THE STANDARD & POOR’S (“S&P”) SMALL CAP 600 INDEX AND PRIMESOURCE'S PEER GROUP INDEX (1)

TOTAL SHAREHOLDER RETURNS
Dollars
300
250
200
150
100
50
0
Oct-99
Oct-00
Oct-01
Jun-02
Jun-03
Jun-04
Years ending
PrimeSource
S&P Smallcap 600
PrimeSource's Peer Group

	10/31/99	10/31/00	6/30/01	6/30/02	6/30/03	6/30/04
PrimeSource	100.00	48.48	48.48	15.52	15.52	.48
S&P Smallcap 600	100.00	124.41	132.29	131.68	125.79	168.69
PrimeSource's Peer Group	100.00	137.85	135.07	173.55	173.52	280.34

__________
(1)    This graphic presentation assumes (a) one-time $100 investments in common stock and in market capital base-weighted amounts apportioned among all the companies whose equity securities constitute the above named broad equity market index and PrimeSource's selected peer group index, in each case made as of the market close on October 31, 1998 and (b) the automatic reinvestment of dividends, if any, in additional shares of the same class of equity securities constituting such investments at the frequency with which dividends were paid on such securities during the applicable fiscal years. We selected our peer group in good faith based on companies in a similar industry or line-of-business. The returns of each component issuer of the PrimeSource's peer group are weighted according to the respective issuer’s stock market capitalization based on data derived from such issuer’s filings with the Securities and Exchange Commission for the beginning of each period for which a return is indicated. PrimeSource's peer group is made up of the following five companies:

Synovis Life Technologies, Inc.
Cantel Medical Corp.
Conmed Corp.
Fisher Scientific International Inc.
Patterson Dental Co.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required for the Company’s Equity Compensation Plan can be found in Part II, Item 5, “Market for the Registrant’s Common Equity and Related Stockholder Matters”.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following tables furnish certain information as of October 29, 2004 (except as otherwise noted), as to our equity securities beneficially owned by each of our directors, by each of the individuals named in the Summary Compensation Table and by all of our directors and executive officers as a group, and, to our knowledge, by any beneficial owner of more than 5% of any class or series of our outstanding equity securities.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series G Convertible Redeemable Preferred Stock Beneficially Owned[1]	Aggregate Number of Shares of Common Stock Beneficially Owned or Underlying Preferred Stock Beneficially Owned[2]	Percent of Class Voting Power Presently Held[3]
Larry H. Coleman, Ph.D. [4]	7,973,166[5]	77,187.5	15,691,916	22.68%
William H. Lomicka	838,627[6]	5,468.5	1,385,502	2.00%
Shaun D. McMeans	424,014[7]	0	424,014	*
Joseph H. Potenza	563,839[8]	0	563,839	*
All directors and executive officers as a group (4 persons)	9,799,646	82,656.25	18,065,271	26.11%

Unless otherwise indicated, the address of each person is care of PrimeSource Healthcare, Inc. 3708 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock subject to options or warrants exercisable within sixty days of September 30, 2004, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

*	Less than 1%.

[1]	Each share of Series G Convertible Redeemable Preferred Stock entitles its holder to one hundred votes, subject to adjustment, in any vote of the holders of our common stock and may be converted into 100 shares of our common stock, subject to adjustment.

[2]	Includes common stock and the common stock underlying the Series G Convertible Redeemable Preferred Stock owned as ofSeptember 30, 2004 and common stock underlying options and warrants that are exercisable within sixty days of September 30, 2004.

[3]	Based upon the aggregate number of shares of our common stock outstanding and underlying outstanding shares of the Series G Convertible Redeemable Preferred Stock owned as of September 30, 2004 and options and warrants exercisable within sixty days of September 30, 2004 to acquire our common stock.

[4]	Dr. Coleman is the Managing General Partner of CSHB Ventures IV L.P., the General Partner of Coleman Swenson Hoffman Booth IV, L.P.

[5]	Includes 19,721 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004. Also includes 4,380,356 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004.

[6]	Includes 30,605 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004. Also includes 186,694 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004.

[7]	Includes 424,014 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004.

[8]	Includes 563,839 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004.

The following tables outlines beneficial owners of more than 5% of any class or series of our outstanding equity securities who are not directors or executive officers.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Number of Shares of Series G Convertible Redeemable Preferred Stock Beneficially Owned[1]	Aggregate Number of Shares of Common Stock Beneficially Owned or Underlying Preferred Stock Beneficially Owned[2]	Percent of Class Voting Power Presently Held[3]
GE Capital Equity Investments, Inc.[4]	17,369,734[5]	125,000	29,869,734	43.17%
Coleman Swenson Hoffman Booth IV L.P. [6]	7,973,166[7]	77,187.5	15,691,916	22.68%
Webbmont Holdings L.P.[8]	3,428,271[9]	14,843.75	4,912,646	7.10%
Bradford Walker	3,250,000[10]	7,500[11]	4,000,000	5.78%
Geneva Middle Market [12]	3,106,693	0	3,106,693	4.49%

_______________________________________________

Unless otherwise indicated, the address of each person is care of PrimeSource Healthcare, Inc. 3708 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock subject to options or warrants exercisable within sixty days of September 30, 2004, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

*	Less than 1%.

[1]	Each share of Series G Convertible Redeemable Preferred Stock entitles its holder to one hundred votes, subject to adjustment, in any vote of the holders of our common stock and may be converted into 100 shares of our common stock, subject to adjustment.

[2]	Includes common stock and the common stock underlying the Series G Convertible Redeemable Preferred Stock owned as of September 30, 2004 and common stock underlying options and warrants that are exercisable within sixty days of September 30, 2004.

[3]	Based upon the aggregate number of shares of our common stock outstanding and underlying outstanding shares of the Series G Convertible Redeemable Preferred Stock owned as of September 30, 2004 and options and warrants exercisable within sixty days of September 30, 2004 to acquire our common stock.

[4]	The address of GE Capital Equity Investments is 120 Long Ridge Road, Stamford, Connecticut 06927.

[5]	Includes 3,721 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004. Also includes 9,398,639 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004.

[6]	The address of Coleman Swenson Hoffman Booth IV L.P. is 237 Second Avenue South, Franklin, Tennessee 37064-2649.

[7]	Includes 19,721 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004. Also includes 4,380,356 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004.

[8]	The address of Webbmont Holdings L.P. is 1680 Hiram-Douglasville Highway, Suite 108, Hiram, Georgia 30141.

[9]	The Includes 1,456,876 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004. Includes 15,930 shares of our common stock held of record by Robert Neale Fisher, 8,434 shares of our common stock held of record by Virginia A. Fisher, 353,057 shares of our common stock held of record by Investors Equity, Inc. and 1,586,531 shares of our common stock held of record by Webbmont Holdings, L.P., all of which are considered beneficially held by Robert W. Fisher. Mr. Fisher is the President of Woodcrest Associates, Ltd., the general partner of Webbmont Holdings, L.P. Also includes 7,442 shares of our common stock underlying options held by Mr. Fisher that are exercisable within sixty days of September 30, 2004.

[10]	Includes 3,249,950 shares of our common stock underlying options that are exercisable within sixty days of September 30, 2004.

[11]	Includes 7,499 shares of the Series G Convertible Redeemable Preferred Stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 30, 2004. Also includes 1 share of Series G Convertible Redeemable Preferred Stock purchased under an exercised stock option.

[12]	Geneva Middle Market holds 9.2% of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

During our fiscal years ended June 30, 2004 and June 30, 2003, Deloitte billed us in the following categories and amounts:

	2004	2003
Audit Fees	$ 242,100	$ 209,700
Tax Fees	103,890	101,200
Total Fees	345,990	310,900

Tax fees included preparation of the Company’s federal and state income tax returns and periodic consultation on tax issues. $10,390 of the tax fees were not directly approved by the Audit Committee because they fell under the threshold of the approval policy set forth by the Audit Committee.

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Deloitte is compatible with maintaining auditor independence. Services provided by Deloitte & Touche LLP may be approved by the CFO for an amount not to exceed $5,000 a quarter. All other services provided by Deloitte & Touche LLP, both audit and non-audit, must be pre-approved by the Audit Committee. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. CFO approval or Audit Committee pre-approval is required for the following services:

•	Audits of the Company’s financial statements.
•	Consents, comfort letters, reviews of registration statements and similar services that incorporate or include the audited financial statements of the Company.
•	Employee benefits plan audits.
•	Accounting consultations and support related to generally accepted accounting principles.
•	Tax compliance and related support for any tax returns filed by the Company, and returns filed by any executive or expatriate under a company-sponsored program.
•	Tax planning and support.
•	Merger and acquisition due diligence services.

Deloitte & Touche LLP is prohibited from providing certain types of services to the Company as follows:

•	Bookkeeping or other services related to the Company’s accounting records or financial statements.
•	Appraisal or Valuation Services or Fairness Opinions.
•	Actuarial Services.
•	Management Functions or Human Resource Functions.
•	Broker-Dealer, Investment Adviser, or Investment Banking Services.
•	Legal Services and Expert Services Unrelated to the Audit.
•	Internal Audit Outsourcing.
•	Financial Information Systems Design and Implementation.

Non-prohibited services are deemed permitted services and may be provided to the Company with the pre-approval by the full Audit Committee, as described above. At each regularly scheduled Audit Committee meeting, the Audit Committee reviews the services, including fees, provided by Deloitte & Touche LLP to date and a list of all services pre-approved since its last regularly scheduled meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements

Independent Auditors’ Report

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

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules - Schedule II

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

	Additions
	Balance at the beginning of year	Charged to costs and expenses	Charged to other amounts	Deductions	Balance at the end of the year
For the year ended June 30, 2003:
Accounts receivable allowances for
doubtful accounts	$ 400,373	$ 173,345	$ (92,964)	$ (266,859)	$ 213,895
Inventory reserves for obsolescence	1,598,172	416,716	80,869	827,787	1,106,232
Deferred income tax valuation allowance	8,704,800			191,500	8,513,300

Total allowances deducted from assets	$ 10,703,345	$ 590,061	$ (173,833)	$ (1,286,146)	$ 9,833,427

For the year ended June 30, 2004:
Accounts receivable allowances for
doubtful accounts	$ 213,895	$ 34,415		$ (115,835)	$ 132,475
Inventory reserves for obsolescence	1,106,232	159,406		595,232	670,406
Deferred income tax valuation allowance	8,513,300		2,311,800		6,201,500

Total allowances deducted from assets	$ 9,833,427	$ 193,821	$ (2,311,800)	$ (711,067)	$ 7,004,381

3.   Exhibits

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

                                                      by___/s/Joseph H. Potenza _________
                                    Joseph H. Potenza, President and
                                   Chief Executive Officer

September 28, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Title            Date

/s/ William H. Lomicka          Director          September 28, 2004
William H. Lomicka

/s/ Larry H. Coleman            Director              September 28, 2004
Larry H. Coleman

/s/ Joseph H. Potenza        President, Chief Executive          September 28, 2004
Joseph H. Potenza             Officer, Director, (Principal
  Executive Officer)

/s/ Shaun D. McMeans              Chief Operating Officer,           September 28, 2004
Shaun D. McMeans          Chief Financial Officer
  and Treasurer, Director,
 (Principal Accounting
  Officer)