Form 10-Q
period 2004-09-30
PRIMESOURCE HEALTHCARE INC
filed 2004-11-12
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number—000-14961

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

3708 E. Columbia Street, Tucson, AZ 85714
(Address of principal executive offices) (Zip code)

(Registrant’s telephone number, including area code)
(520) 512-1100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X _ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No _X _.

On November 10, 2004, there were 22,375,144 shares of the Registrant’s common stock outstanding.

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004

	September 30,	June 30,
ASSETS	2004	2004

CURRENT ASSETS:
Cash and cash equivalents	$ 76,580	$ 98,903
Accounts receivable—net of allowance for doubtful accounts
of approximately $94,000 and $132,000, respectively	6,395,590	5,718,346
Inventories—net	6,688,246	6,732,542
Income taxes receivable	155,118	129,913
Prepaid expenses and other current assets	158,331	224,865

Total current assets	13,473,865	12,904,569

PROPERTY AND EQUIPMENT—Net	811,143	887,325

INTANGIBLE ASSETS—Net of accumulated amortization
of $246,770 and $244,565, respectively	58,068	60,273

GOODWILL—Net	15,956,883	15,956,883

OTHER ASSETS	87,548	90,196

TOTAL	$ 30,387,507	$ 29,899,246

		(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND JUNE 30, 2004

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	June 30,
	2004	2004

CURRENT LIABILITIES:
Accounts payable	$ 3,889,913	$ 4,253,295
Accrued expenses	1,437,347	1,509,432
Accrued restructuring costs		43,726
Customer deposits	207,509	166,873
Lines of credit	5,448,263	5,204,139
Current portion of notes payable	17,113	16,713
Current portion of capital lease obligations	21,891	21,568

Total current liabilities	11,022,036	11,215,746

CAPITAL LEASE OBLIGATIONS—Net of current portion	16,410	22,149

NOTES PAYABLE—Net of current portion	84,552	88,983

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK—
No par value—authorized 230,000 shares; issued and outstanding,
222,501 shares; aggregate liquidation preference of $15,402,535 and
$15,258,964, respectively.	8,282,504	8,138,933

Total liabilities	19,405,502	19,465,811

COMMITMENTS AND CONTINGENCIES (Notes 5, 11 and 12)

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—authorized 75,000,000 shares; issued and
outstanding, 22,375,144 shares	223,751	223,751
Additional paid-in capital	19,295,451	19,295,451
Accumulated deficit	(8,537,197)	(9,085,767)

Net stockholders' equity	10,982,005	10,433,435

TOTAL	$ 30,387,507	$ 29,899,246

See notes to condensed consolidated financial statements.		(Concluded)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 and 2003

	Three Months	Ended
	September	30,
	2004	2003

NET SALES	$ 12,568,910	$ 12,162,316

COST OF SALES	8,003,462	7,665,890

GROSS PROFIT	4,565,448	4,496,426

OPERATING EXPENSES:
Selling expenses	1,994,296	2,018,248
General and administrative expenses	1,510,414	1,740,322
Depreciation and amortization expenses	80,429	157,339

Total operating expenses	3,585,139	3,915,909

OPERATING INCOME	980,309	580,517

INTEREST EXPENSE	(270,850)	(299,969)

OTHER EXPENSE	(155,889)	(78,724)

INCOME FROM OPERATIONS	553,570	201,824

INCOME TAX PROVISION	(5,000)

NET INCOME	$ 548,570	$ 201,824

INCOME PER SHARE
Basic	$ 0.02	$ 0.01
Diluted	$ 0.02	$ 0.01

WEIGHTED AVERAGE SHARES USED IN COMPUTATION
OF INCOME PER SHARE
Basic	22,375,144	22,375,094
Diluted	22,375,144	22,375,094

See notes to condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three months	ended
	September	30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 548,570	$ 201,824
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	80,429	157,339
Loss on disposal of property and equipment and intangibles	5,463	64
Issuance of compensatory stock options		10,000
Change in operating assets and liabilities:
Accounts receivable	(677,244)	119,008
Inventories	44,296	97,467
Income taxes receivable	(25,205)	(569)
Prepaid expenses and other current assets	66,534	9,866
Other assets	2,648	(26,151)
Accounts payable	(363,382)	(537,862)
Accrued expenses	71,486	(253,690)
Accrued restructuring costs	(43,726)	(129,696)
Customer deposits	40,636	8,103

Net cash used in operating activities	(249,495)	(344,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,140)	(43,449)
Proceeds from the sale of property and equipment	635	40

Net cash used in investing activities	(7,505)	(43,409)

		(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Three months	ended
	September	30,
	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	$ 12,085,262	$ 5,048,982
Repayments on lines of credit	(11,841,138)	(4,704,833)
Repayments on notes payable	(4,031)	(213,667)
Repayments on capital leases	(5,416)	(7,998)

Net cash provided by financing activities	234,677	122,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,323)	(265,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903	489,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 76,580	$ 224,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION -Cash paid during the period for:
Interest	$ 127,279	$ 150,653
Taxes	$ 4,680

SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS:
Discount on issuance of note payable for legal services		$ (5,784)

See notes to condensed consolidated financial statements.		(Concluded)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004 AND 2003

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements include the accounts of PrimeSource Healthcare, Inc. (“PrimeSource Healthcare”) and its subsidiaries (collectively, “PrimeSource” or the “Company”). The Company’s wholly owned operating subsidiaries include PrimeSource Surgical, Inc. (“PrimeSource Surgical”) and Bimeco, Inc. (“Bimeco”). All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

PrimeSource Healthcare, a Massachusetts corporation formerly known as Luxtec Corporation, is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

Certain reclassifications have been made to the fiscal 2004 consolidated financial statements to conform to the current presentation.

2.	New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued an exposure draft, Share-Based Payment, an Amendment of SFAS No. 124 and 95. The exposure draft proposes to expense the fair value of share-based payments to employees for periods beginning after June 15, 2005. We are currently evaluating the impact of this proposed standard on our financial statements.

3.	INVENTORIES

At September 30, 2004 and June 30, 2004, inventories consisted of the following:

	September 30,	June 30,
	2004	2004

Raw materials	$ 731,063	$ 708,949.00
Work-in-process	65,102	-
Finished goods	6,613,511	6,693,999.00
Reserve for obsolescence	(721,430)	(670,406.00)

Inventories—net	$ 6,688,246	$ 6,732,542.00

4.	GOODWILL, INTANGIBLE AND OTHER ASSETS

At both September 30, 2004 and June 30, 2004, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not subject to amortization.

In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no impairment in its existing goodwill balances.

At September 30, 2004 and June 30, 2004, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $246,770 and $244,565, respectively.

The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of security deposits with a total cost of $87,548 and $90,196, respectively.

Intangible and other asset amortization expense for the three months ended September 30, 2004 and 2003 was approximately $2,200 and $79,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

2005	$ 6,600
2006	8,800
2007	8,400
2008	8,400
2009	8,400
Thereafter	17,500

Total	$ 58,100

5.      LINES OF CREDIT AND NOTES PAYABLE

In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company’s senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at September 30, 2004). As of September 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.00% (7.75% at September 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At September 30, 2004 and June 30, 2004, there were outstanding borrowings of $5,448,263 and $5,204,139, respectively. At September 30, 2004, there was $2,051,737 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of September 30, 2004.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2005. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005. At September 30, 2004 and June 30, 2004, Luxtec had outstanding borrowings of $58,415 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at both September 30, 2004 and June 30, 2004.

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

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants’ fees, $500,000 related to a remaining lease liability for a facility to be closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of theCompany’s senior management team, including the Company’s former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Accrued restructuring costs remaining at June 30, 2004 totaling $43,726 relating to certain contracts were paid during the quarter ended September 30, 2004.

7.	INCOME TAXES

At September 30, 2004 and June 30, 2004, the Company had deferred tax assets primarily resulting from federal net operating loss carryforwards of approximately $5,036,600 and $5,254,600, respectively. A full valuation allowance has been provided against these deferred tax assets as of September 30, 2004 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards. In addition, the Company’s federal net operating loss carryforwards may be subject to limitations relating to ownership changes.

The Company generated pre-tax net income of $553,570 for the three-month period ending September 30, 2004. However, this amount is expected to be offset by net operating losses in the Company’s income tax return for the year ended June 30, 2005. The Company recognized income tax expense totaling $5,000 for the three-month period ending September 30, 2004 relating to state income taxes in states with no offsetting net operating loss carryforwards.

The Company generated pre-tax net income of $201,824 for the three-month period ending September 30, 2003. This amount was offset by net operating losses in the Company’s income tax return for the year ended June 30, 2004. The Company recognized no income tax expense for the three-month period ending September 30, 2003.

8.	SEGMENT REPORTING

The Company is organized into three operating segments based on management’s operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services—Surgical, and Specialty Distribution Services—Critical Care. A description of each segment and principal products and operations is as follows:

Specialty Medical Products Manufacturing—This segment includes the Massachusetts division acquired in March 2001, which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries.

Specialty Distribution Services—Surgical—The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as PrimeSource Surgical.

Specialty Distribution Services—Critical Care—The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal, childcare, and neonatal intensive care. This segment does business as Bimeco.

Operations that are not included in any of the segments are included in the category “Other” and consist primarily of corporate staff operations, including unallocated corporate general and administrative expenses. Operating income for each segment consists of net revenues less cost of products sold, operating expense, depreciation and amortization, and the segment’s selling, general, and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation. Cost of products sold reflects current costs adjusted, where appropriate, for lower of cost or market inventory adjustments.

The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segments’ operations. Included in the total assets of the corporate staff operations are property and equipment, intangibles and other assets.

Total sales between the manufacturing and surgical segments totaled $1,548,917 for the three-month period ended September 30, 2004, and $1,449,569, for the same period in 2003.

The Company charges a management fee allocation to each segment based on estimates of each segment’s corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below:

	Distribution –	Distribution –		Corporate/
	Surgical	Critical Care	Manufacturing	Other/Elimination	Total

Net sales
2004	$ 7,555,742	$ 3,180,578	$ 3,381,507	$ (1,548,917)	$ 12,568,910
2003	7,298,033	2,927,299	3,386,553	(1,449,569)	12,162,316

Net income
2004	342,083	130,594	225,042	(149,149)	548,570
2003	214,315	(3,176)	295,349	(304,664)	201,824

Depreciation and amortization
2004	29,179	338	48,707	2,205	80,429
2003	32,850	177	44,764	79,548	157,339

Interest expense
2004	43,536	46,687	36,089	144,538	270,850
2003	87,115	31,152	25,228	156,474	299,969

Total assets
September 30, 2004	24,425,814	2,894,519	2,953,405	113,769	30,387,507
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620	29,899,246

9.      INCOME PER SHARE

Income per share amounts are calculated using net income and weighted average common shares outstanding, which consisted of the following for the three months ended September 30:

	Three months ended
	September 30,
	2004	2003
Numerator:
Net income	$ 548,570	$ 201,824

Weighted average common shares for the purpose of
calculating diluted income per share	22,375,144	22,375,094

For the three months ended September 30, 2004 and 2003, options and warrants to purchase common stock totaling 26,546,150 and 1,632,363, respectively, were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the average market price. Upon implementation of SFAS No. 150, the Company’s Series G Convertible Redeemable Preferred Stock, no par value, is no longer considered a dilutive equity security and therefore there was no effect given to the potential dilutive effect of these shares in the calculation of weighted average common shares outstanding for the three months ended September 30, 2004 or 2003.

10.	PREFERRED STOCK

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock has a mandatory redemption date of June 30, 2005, and is redeemable at the original issue price of $32.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. Accordingly, accrued dividends of $143,571 for the three-month periods ended September 30, 2004 and 2003, respectively, are included in interest expense in the consolidated statements of income. As of September 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,162,471, and were included in the Series G Stock in the consolidated balance sheet.

The Company is evaluating its alternatives with respect to the mandatory redemption feature of Series G.

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

11.	STOCK OPTIONS AND WARRANTS

Options - At September 30, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.
Warrants - At September 30, 2004, the Company had warrants outstanding, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

Changes in shares under options and warrants, in common stock equivalents, for the period ended September 30, 2004 are as follows:

	Opti	ons	War	rants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, July 1, 2004	9,787,930	$ 0.49	16,774,768	$ 0.02

Cancellations	(16,548)	1.82

Balance, September 30, 2004	9,771,382	$ 0.49	16,774,768	$ 0.02

Vested and exercisable, September 30, 2004	6,835,841		16,774,768

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amount of $10,000 for the three-month period ended September 30, 2003, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option and warrant grants.

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s net income for the three months ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below:

	Three Months	Ended
	September	30,
	2004	2003

Net income, as reported	$ 548,570	$ 201,824

Stock-based employee compensation expense determined under fair-value method	(94,276)	(275,418)

Pro forma net income (loss)	$ 454,294	$ (73,594)

Income (loss) per share:
Basic- as reported	$ 0.02	$ 0.01
Basic- pro forma	0.02	0.00

Diluted- as reported	0.02	0.01
Diluted- pro forma	0.02	0.00

Black-Scholes Assumptions:
Risk-free interest rate	4.23%	2.32%
Expected volatility	50%	50%
Expected lives - in years	6	3
Expected dividend yield	0%	0%

12.	COMMITMENTS AND CONTINGENCIES

Subsequent to September 30, 2004, the Company agreed in principal to resolve a legal matter with a former employee. As a result, the Company has accrued certain amounts in other expense relating to the matter.

On October 20, 2004, the Board of Directors recommended that the Company’s Articles of Organization be amended and restated to change our name from PrimeSource Healthcare, Inc. to LXU Healthcare, Inc. The Board recommended the adoption of the Amendment of the Articles after a claim was asserted against the Company by PrimeSource Healthcare Systems, Inc., an Illinois corporation, for, among other things, trademark infringement and unfair competition. The Company has not been served with the complaint. As a result of settlement discussions, the parties have agreed that the dispute can be resolved by changing the Company’s name. The name change has been submitted for vote at the Company’s annual shareholders meeting on December 10, 2004.

The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

* * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2004

All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.

Business Overview

General

We are a specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing. Today, we have two primary businesses: Specialty Medical Distribution and the Manufactured Products. The Company was incorporated on November 11, 1981. As of September 30, 2004, we had 136 employees and generated total revenue of $12.6 million for the quarter ended September 30, 2004.

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

We believe our Manufactured Products Division continues to lead the surgical headlamp business and focuses its research and development efforts on new and innovative products which can be sold through our distribution segment.

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

Results of Operations

Net Sales—Net sales increased $406,594, or 3.3%, in the three-month period ended September 30, 2004, relative to the comparable period in 2003 primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Sales of the Luxtec product increased approximately $245,000 in the three months ended September 30, 2004 compared to the same period in 2003.

Cost of Sales—Cost of sales increased to 63.7% of net sales for the three months ended September 30, 2004, compared to 63.0% of net sales, for the same period in 2003. The increase of $337,572, or 4.4%, in the three-month period ended September 30, 2004 relative to the comparable period in 2003 was primarily the result of the corresponding increase in net sales, as discussed above. The increase in cost of sales as a percentage of net sales in the three-month period ended September 30, 2004 compared to the same period in 2003 is due primarily to the difference in product mix between stocking sales and agency sales. A majority of our business is comprised of stocking relationships whereby we stock the vendor’s products and provide substantially all fulfillment services such as customer service and warehouse logistics. The remainder of our revenue is received on an agency basis where we do not stock the vendor’s products and do not provide fulfillment services, but instead receive revenue in the form of an agency commission from the vendor in return for arranging the sale of a vendor’s products. In the past three months, our product mix between stocking and agency based sales has shifted slightly to a lower agency component. Agency sales are recorded in an amount equal to the commission received, and as a result have no direct cost of sales. As a result, a decrease in agency sales will increase cost of sales as a percentage of net sales as net sales have decreased with no associated decrease in cost of sales.

Gross Profit—Gross profit was 36.3% of net sales for the three months ended September 30, 2004, and 37.0% of net sales for the same period in 2003. The increase of $69,022, or 1.5%, in the three-month period ended September 30, 2004 relative to the comparable period in 2003 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Gross profit of the Luxtec product increased approximately $80,000 in the three months ended September 30, 2004 compared to the same period in 2003. The decrease in gross profit margins, as a percentage of net sales in the three-month period ended September 30, 2004 compared to the same period in 2003, is primarily due to a difference in product mix sold as discussed above. Gross profit from our agency business for the three-month period ended September 30, 2004 was approximately $125,000 less than in the same period in 2003.

Selling Expenses—Selling expenses decreased $23,952 for the three nine months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily due to lower employee benefits and travel and entertainment expenses offset by increased selling commissions. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales do not generally fluctuate when the product mix of agency and stocking sales varies.

General and Administrative Expenses—General and administrative expenses were 12.0% of net sales, for the three months ended September 30, 2004, compared to 14.3% for the same period in 2003. The decrease of $229,908, or 13.2%, for the three-month period is a result of decreasing legal fees and lower salaries due to the consolidation of positions as certain employees left the Company.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to 0.6% of net sales for the three months ended September 30, 2004, compared to 1.3% of net sales, for the same period in 2003. The decrease of $76,910, or 48.9%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the quarter ended September 30, 2004.

Interest Expense—The decrease in interest expense of $29,119, or 9.7%, for the three months ended September 30, 2004 is the result of non-recurring fees on the Company’s senior debt in the quarter ended September 30, 2003. Interest expense on the Company’s senior debt decreased by $23,374 during the three-month period ended September 30, 2004 over the same period in 2003.

Income Tax Provision—The Company recorded $5,000 of income tax expense for the three-month period ended September 30, 2004 and no income tax expense for the same period in 2003. Although the majority of the Company’s current year taxable income for federal and certain states can be eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company may still be subject to income taxes in certain jurisdictions in the year ending June 30, 2005 based on limitations on the use of its net operating loss carryforwards.

Net Income—Net income increased for the three months ended September 30, 2004, compared to the same period in 2003. The increase of $346,746 for the three-month period resulted primarily from the increase in gross profit and the decrease in both selling expenses and general and administrative expenses discussed above.

Liquidity and Capital Resources

Year to date performance through September 2004 continues to allow us to maintain our cash and retain our credit availability at its higher benchmark since the refinancing. Our cash and availability remains relatively stable due to the consistent sales in the quarter ended September 30, 2004 and working capital management. We expect our cash position to remain stable based on projected second quarter net sales, reductions in non-operating cash outflows and containment or further reductions in operating expenses.

At September 30, 2004, we had working capital of $2,451,829 compared to $1,688,823 at June 30, 2004. The increase in our working capital was primarily the result of decreased accounts payable, accrued expenses and current obligations for long-term debt and increases in accounts receivable and inventory balances, offset by the increase in the line of credit. Accounts payable, accrued expenses and obligations for long-term debt were paid with the cash generated from operations and the increased availability of the line of credit, as discussed below.

In December 2003, we consolidated our previously outstanding senior debt facilities. Our senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at September 30, 2004). As of September 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.00% (7.75% at September 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At September 30, 2004 and June 30, 2004, there were outstanding borrowings of $5,448,263 and $5,204,139, respectively. At September 30, 2004, there was $2,051,737 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. We were in compliance with these covenants as of September 30, 2004.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2005. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005. At September 30, 2004 and June 30, 2004, Luxtec had outstanding borrowings of $58,415 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at September 30, 2004 and June 30, 2004.

As of September 30, 2004, we had $76,580 of cash. In addition, the principal source of our short-term borrowing is the PrimeSource Healthcare Line of Credit. As of September 30, 2004, we had $2,051,737 of available credit under the PrimeSource Healthcare Line of Credit. In addition, we may attempt to raise additional equity or debt capital in the future.

Application of Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During preparation of these financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets with indefinite lives for impairment at least annually, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no impairment in its existing goodwill balances.

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

Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. These estimates are reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to sales. The Company periodically and systematically evaluates the collectibility of accounts receivable and determines the appropriate allowance for doubtful accounts. In determining the amount of the allowance, management considers historical credit losses, the past due status of receivables, payment history and other customer-specific information, and any other relevant factors or considerations.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risk exposure relates to outstanding debt. The outstanding balance of the Company’s credit facilities at September 30, 2004 is $5,448,263, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on earnings or cash flows of the Company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of September 30, 2004. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures are effective

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Subsequent to September 30, 2004, the Company agreed in principal to resolve a legal matter with a former employee. As a result, the Company has accrued certain amounts in other expense relating to the matter.

On October 20, 2004, the Board of Directors recommended that the Company’s Articles of Organization be amended and restated to change our name from PrimeSource Healthcare, Inc. to LXU Healthcare, Inc. The Board recommended the adoption of the Amendment of the Articles after a claim was asserted against the Company by PrimeSource Healthcare Systems, Inc. an Illinois corporation, for, among other things, trademark infringement and unfair competition. The Company has not been served with the complaint. As a result of settlement discussions, the parties have agreed that the dispute can be resolved by changing the Company’s name. The name change will be submitted for vote at the Company’s annual shareholders meeting on December 10, 2004.

We are also subject to claims and suits arising in the ordinary course of our business. We believe that ordinary course legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a)    Exhibits

              See Exhibit Index

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMESOURCE HEALTHCARE, INC.
                                                      (Registrant)

November 12, 2004                                                                                                           /s/ Shaun D. McMeans
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

   3.19  Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002)

   3.20  Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated August 6, 2002 (Series G Convertible Redeemable Preferred  Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

3.21	Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed February 14, 2003).

   3.22   Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

4.2	Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

4.3	Second Amended and Restated Registration Rights, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8,2002).

4.4	Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

4.5	Co-Sale Agreement, dated August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

10.1	Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing as defined in the Purchase Agreement dated as of August 6, 2002. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.2	Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

10.3	Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

10.4	Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

10.5	Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.6	Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.7	Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.8	Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.9	Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

   10.10  Credit and Security Agreement, dated as of December 10, 2003, by and among PrimeSource Healthcare, Inc., PrimeSource Surgical, Inc.,
              Bimeco, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed December 17, 2003).

10.11	WaiverAgreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

10.12	Severance Agreement, dated September 5, 2003, by and between PrimeSource Healthcare, Inc. and Bradford C. Walker. (Incorporated by reference to Form 8-K, File No. 0-14961, filed September 8, 2003).

21.1	Subsidiaries of the Registrant.

31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.