Form 10-K/A
period 2004-06-30
LXU Healthcare, Inc.
filed 2005-02-22
CIK 793523

SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
Common Stock, $.01 par value per share
(Title of class)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No _X

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

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

TABLE OF CONTENTS

	Explanatory Note	4
Part I
	Item 1. Business ..........................................................................................................................................................................	5

Part II
	Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters ...........................................................................	18
	Item 6. Selected Financial Data ....................................................................................................................................................	20
	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .......................................................................................................................................................	24

	Item 8. Financial Statements and Supplementary Data (As restated, see Note 15) ...........................................................................	36

	Item 9A. Controls and Procedures ..................................................................................................................................................	64

Signatures	..............................................................................................................................................................	65

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 2) is being filed to amend the PrimeSource Healthcare, Inc. (the “Company”) June 30, 2004 Annual Report for the fiscal year ended June 30, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30, 2004 and June 30, 2003 and for each of the three years in the period ended June 30, 2004. The restatement arose from management’s determination that the Company’s Series G Convertible Redeemable Preferred Stock (“Series G Stock”) should have been included in mezzanine equity in the Company’s balance sheet, and not as a liability as previously recorded under Financial Accounting Standards Board Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Additionally, the Company also corrected certain errors in its accounting for the Series G Stock from August 6, 2002, the date of original issuance, as it related to the accounting for the conversion and redemption features of the Series G Stock, and to the fair values assigned to the Company’s Series G Stock and common stock upon issuance. The Company also separately presented product sales and commissions revenues in the amendment in response to comments from the Securities and Exchange Commission. See Note 15 to the Notes to the Consolidated Financial Statements for detail on the restatement and its effects.

Generally, no attempt has been made in this Form 10-K/A (Amendment No. 2) to modify or update other disclosures presented in the original report on form 10-K/A (Amendment No. 1) except as required to reflect the effect of the restatement. This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the original Form 10-K/A (Amendment No. 1) or modify or update those disclosures. Information not affected by the restatement is unchanged and is therefore not included in this filing, but is included in the original filing of the Form 10-K/A (Amendment No. 1) with the Securities and Exchange Commission on September 28, 2004. Accordingly, this Form 10-K/A (Amendment No. 2) should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K/A (Amendment No. 1). The following items have been amended as a result of the restatement:

Part I - Item 1 - Business
Part II - Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters
Part II - Item 6 - Selected Financial Data
Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II - Item 8 - Financial Statements and Supplementary Data
Part II - Item 9A - Controls and Procedures

The Annual Report on Form 10-K was previously amended to provide information responsive to Items 10-14 of Part III of Form 10K/A (Amendment No. 1) that the Registrant originally intended to incorporate by reference from its definitive proxy statement.

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

As discussed in Note 15 to the consolidated financial statements, the Company’s June 30, 2004 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

ITEM 1.     BUSINESS
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

Today, we have three primary businesses: Specialty Medical Distribution- Surgical, Specialty Medical Distribution- Critical Care and Manufactured Products Division or Manufactured Products. Information on our business segments can be found in Note 13 to the accompanying consolidated financial statements. The Company was incorporated on November 11, 1981. As of June 30, 2004, we had 132 employees and generated total revenue of $48.8 million for the fiscal year ending June 30, 2004.

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

Our Manufactured Products business continues to lead the surgical headlamp business and focuses its research and development efforts on new and innovative products which can be sold through our distribution segment.

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

Products and Services

Specialty Medical Distribution

Within the Specialty Medical Distribution business, we have the PrimeSource Surgical business, or Surgical, and PrimeSource Critical Care business, or Critical Care. The Surgical business is a regional sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers in the midwestern, mid-atlantic and southeastern United States. The Critical Care business is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

Within the Surgical business, the primary specialties are:

•	Cardio Vascular;

•	Endoscopy;

•	General Surgery; and

•	Gynecology.

Within the Critical Care business, the primary specialties are:

•	Neonatal Intensive Care; and

•	Maternal and Child Care.

Our products services are primarily used in hospital operating rooms and intensive care units, outpatient surgery centers and, to a lesser degree, doctors' offices. Most of our products are technologically innovative medical products, or specialty products, that require hands-on training of clinicians and medical personnel. We continue to expand our product base to include additional instruments and equipment, thereby allowing customers to use us as a source for a greater percentage of their specialty products needs.

The sale of specialty disposable products and capital equipment accounts for the majority of our revenues. Our capital equipment products are typically complex and require significant consultative selling to medical staff personnel which is provided as part of our marketing and customer service efforts. Our specialty disposable products are often sold to support the capital equipment products and offer a recurring and stable source of revenue.

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

Our net revenues, based upon the customer’s country of origin by geographic area for the year ended June 30, 2004, 2003 and 2002, totaled $46,065,000, $44,015,000 and $51,688,000, respectively, for sales in the United States and $2,698,000, $2,345,000 and $2,008,000, respectively, for sales to foreign customers.

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

If We are Unable to Achieve Our Business Objectives and Comply with the Covenants in Our Credit Facilities We May Have to Suspend or Cease Operations. We had net income of $2,177,213 for our fiscal year ended June 30, 2004. If we are unable to generate sufficient positive cash flow and/or raise additional equity or debt capital, we may have insufficient funds to continue our operations. In addition, if we are unable to comply with the covenants of our credit facilities, our creditors may accelerate repayment of the borrowings under our credit facility.

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

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares and at June 30, 2004 222,501 shares are issued and outstanding. In connection with the issuance of the Series G Stock, the Company issued warrants to purchase an aggregate of 3,300,000 shares of common stock at $.01 per share. These warrants became exercisable on December 31, 2002 and expire on August 6, 2012. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G Stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company.

	Equity Compensation Plan Information
	June 30, 2004
			Number of securities
	Number of securities		remaining available for
	to be issued	Weighted-average	future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation
plans approved by	26,562,698	$ 0.1930	2,912,070
security holders
Equity compensation
plans not approved
by security holders (1)	7,499	16.00	0

Total	26,570,197	$ 0.1975	2,912,070

(1) On August 6, 2002, we granted Bradford C. Walker an option to purchase 7,500 shares of our Series G Convertible Redeemable Preferred Stock at an exercise price of $16 per share. This option became fully vested and exercisable on the first anniversary of the grant date and expires upon the tenth (10th) anniversary of the grant date. Mr. Walker subsequently left the Company and the options are exercisable at any time prior to the earlier of (i) the date that is one (1) year following the registration of the applicable option’s underlying shares under the Securities Act of 1933 on an effective registration statement on Form S-8, as amended or (ii) March 1, 2009, 5 years after Mr. Walker’s severance date. On October 15, 2003, an option for the purchase of one share of Series G Stock was exercised for $16.

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

Operating Data:	Fiscal Year
Ended June 30
	2004(1)(9)	2003(2)(3)(9)	2002(4)(5)(9)	2001(6)	2000(7)(8)
(In thousands, except per share data)

Net revenues	$ 48,763	$ 46,360	$ 53,696	$ 48,402	$ 54,411

Income (loss) from continuing
operations	$ 2,177	$ 778	$ (6,292)	$ (4,832)	$ (1,384)

Per share income (loss) from
continuing operations	$ (0.05)	$ (0.10)	$ (1.13)	$ (1.37)	$ (0.69)

Net income (loss)	$ 2,177	$ (3,629)	$ (6,191)	$ (4,382)	$ (1,384)

Per share income (loss)
- Basic & Diluted	$ (0.05)	$ (0.31)	$ (1.11)	$ (1.37)	$ (0.69)

Total assets	$ 29,899	$ 31,665	$ 37,587	$ 45,450	$ 31,297

Long-term obligations and redeemable
preferred stock	$ 12,535	$ 9,166	$ 23,285	$ 20,335	$ 15,968

Stockholders' equity
(Capital deficiency)	$ 6,038	$ 7,219	$ (5,349)	$ (562)	$ (567)

(1) In December 2003, the Company refinanced its senior debt facilities. The Company paid off its Luxtec revolving note in the amount of $1,271,585. Simultaneously, the Company paid off its PrimeSource Surgical revolving line of credit in the amount of $4,793,944.

(2) In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, the Company completed the transitional test for impairment in March 2003 and concluded that consolidated goodwill was impaired in the amount of $4,454,656. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations.

(3) In the fiscal year ended June 30, 2003, the Company restructured its outstanding preferred and common stock. The recapitalization, as discussed in Note 15 to the accompanying consolidated financial statements, resulted in preferred stockholders exchanging preferred stock with a redemption value of approximately $21,993,000 for preferred stock with a redemption value of $6,500,000, common stock and common stock warrants. As a result of the recapitalization, loss attributable to common stockholders was decreased by $270,130.

(4) In the fiscal year ended June 30, 2002, PrimeSource approved plans for restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of PrimeSource Healthcare’s and PrimeSource Surgical’s senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The related restructuring expenses, excluding the $1,038,823 discussed in footnote (5) below, included charges of $2,915,675.

(5) On September 20, 2002, in connection with the restructuring, Ruby sold all of the assets of its former PEC line of business in exchange for the cancellation of stock previously issued to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,823 and is included as restructuring expense in the fiscal year ending June 30, 2002, as the assets were held for sale and deemed impaired at that date.

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

(7) In June 2000, PrimeSource Surgical sold an entity for approximately $398,000, which resulted in a recorded loss of approximately $732,000. In addition, in April 2000, PrimeSource Surgical acquired an entity for $405,000. The acquisition was accounted for using the purchase method of accounting and the results of operations are included in the consolidated financial statements from the date of acquisition.

(8) In the fiscal year ended June 30, 2000, PrimeSource Surgical approved plans for a major restructuring of its operations with the goal of centralizing distribution facilities, eliminating unprofitable divisions and reducing costs. The aggregate costs of the restructuring included total charges of $1,031,000.

(9) As restated, see Note 15 in the Notes to Consolidated Financial Statements.

Operating Data:

The following table sets forth unaudited quarterly consolidated operating results for each of our last eight quarters. We have prepared this information on a basis consistent with our audited consolidated financial statements and included all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair presentation of the data. These quarterly results are not necessarily indicative of future results of operations. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto. Data is in thousands, except per share data.

	Sep-30,	Dec-31,	Mar-31,	Jun-30,	Sep-30,	Dec-31,	Mar-31,	Jun-30,
	2002(1)(2)	2002(2)	2003(2)	2003(2)	2003(2)	2003(2)	2004(2)	2004(2)

Net revenues	$11,790	$11,588	$11,127	$11,856	$12,162	$12,541	$12,253	$11,807
Cost of products sold	$7,499	$7,307	$6,885	$7,606	$7,666	$7,853	$7,956	$7,556

Gross profit	$4,291	$4,281	$4,242	$4,250	$4,496	$4,688	$4,297	$4,251

Income (loss) from continuing
operations	$444	$384	$(42)	$(8)	$345	$430	$401	$1,001
Income (loss) from continuing operations
available (attributable) to common stockholders	$(214)	$(305)	$(772)	$(751)	$(500)	$(416)	$(437)	$162
Income (loss) Per share - basic and
diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)	$(0.02)	$(0.02)	$(0.02)	$0.01

Net income (loss)	$(3,971)	$416	$(3)	$(71)	$345	$430	$401	$1,001
Income available (loss attributable) to
common stockholders	$(4,629)	$(273)	$(733)	$(814)	$(500)	$(416)	$(437)	$162
Income (loss) Per share - basic and
diluted	$(0.27)	$(0.01)	$(0.03)	$(0.04)	$(0.02)	$(0.02)	$(0.02)	$0.01

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations.

The 2003 and 2004 quarterly results for basic and diluted income (loss) per share, when totaled, may not equal the basic and diluted income (loss) per share for the years ended June 30, 2003 and 2004. These variances are due to rounding, certain options and warrants being antidilutive for certain quarters and the issuance of a large number of common shares in the first quarter of fiscal year 2003.

(1)	In accordance with SFAS No. 142, the Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This is a non-cash charge and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002.

(2) These figures give effect to the restatement described in Note 15 of the Notes to the Consolidated Financial Statements.

The following changes were made to the previously reported quarterly information in connection with the restatement:

	September 30, 2002	September 30, 2002	December 31, 2002	December 31, 2002	March 31, 2003	March 31, 2003	June 30, 2003	June 30, 2003
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Operating Data:
Income (loss) per share - basic	$ 0.45	$ (0.27)	$ 0.01	$ (0.03)	$ (0.01)	$ (0.03)	$ (0.02)	$ (0.04)

	September 30, 2003	September 30, 2003	December 31, 2003	December 31, 2003	March 31, 2004	March 31, 2004	June 30, 2004	June 30, 2004
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Operating Data (in thousands, except
per share amounts):
Net income (loss)	$ 201.8	$ 345.0	$ 286.0	$ 430.0	$ 258.8	$ 401.0	$ 859.4	$ 1,001.4
Net income (loss) per share - basic	0.01	(0.02)	0.01	(0.02)	0.01	(0.02)	0.04	0.01

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 15 to the consolidated financial statements, the Company’s June 30, 2004 financial statements have been restated. The accompanying management’s discussion and analysis give effect that that restatement

Overview

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

Our Business Would Suffer if We Lost Key Suppliers. Our success is partly dependent on our ability to successfully predict and adjust production capacity to meet demand, which is partly dependent upon the ability of external suppliers to deliver components at reasonable prices and in a timely manner. Capacity or supply constraints could adversely affect our future operating results. We cannot assure that we will be able to maintain our existing supplier relationships or secure additional suppliers as needed.

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

Note: All figures shown in common stock equivalents (“CSE”).

(1) Series G Preferred Stock carries liquidation and redemption preferences of two times original price per share ($0.64 per CSE) plus accrued dividends, and participates in additional proceeds as common stock.

(2) Series G Preferred Stock options have an exercise price of $0.16 per CSE.

(3) Common Stock options and warrants have an average exercise price of $0.49 and $0.02 per CSE, respectively.

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. We recognized impairment losses totaling $671,531 and

$657,776 in the years ended June 30, 2003 and 2002 upon the disposition of subsidiaries and an impairment loss effective July 1, 2002 totaling $4,454,656 upon completion of SFAS No. 142 implementation. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company has performed its annual impairment test in July 2003 and found no further impairment in its existing goodwill balances.

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

Sales Recognition Policy

The Company’s policy is to recognize revenues from product sales when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, product and commissions revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

Product sales are recognized as revenue when the title transfers, which is generally when shipped.

Revenues earned under agency agreements are recognized when the customer has received the product. Amounts are recorded as commissions in net revenues at the net amount retained by the Company.

Provisions for vendor discounts and product returns are provided for at the time the related sales are recorded, and are reflected as a reduction of product sales. The Company estimates customer discounts and product returns at the time of sale based on historical experience. These estimates are reviewed periodically and, if necessary, revised, with any revisions recognized immediately as adjustments to product sales.

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

	2004	2003	2002

Net revenues	100.0%	100.0%	100.0%
Cost of products sold	63.6%	63.2%	65.8%
Gross profit	36.4%	36.8%	34.2%
Selling expenses	16.7%	16.1%	16.6%
General and administrative expenses	13.4%	15.1%	16.1%
Depreciation and amortization expenses	1.0%	1.8%	4.6%
Restructuring expenses	0.0%	0.7%	7.4%
Interest expense	1.5%	1.8%	1.3%
Net income (loss)	4.5%	(7.8)%	(11.5)%

Fiscal Year Ended June 30, 2004 Compared with Fiscal Year Ended June 30, 2003

Net Revenues—Net revenues increased $2,402,987, or 5.2%, in fiscal 2004 compared to fiscal 2003 primarily due to higher product sales volume from existing product lines and additional selling territory for our proprietary products provided by the Luxtec division. Sales in the new territory for the year ended June 30, 2004 totaled $1,114,401. In March 2004, we ended a key vendor relationship in our Surgical division, which contributed approximately 15% of Surgical division’s sales for the twelve months ended June 31, 2004. This vendor made a decision to sell its product directly to its customers, thereby ending all of their independent distributor contracts. Although we have replaced this product line with another in the affected territories as of June 2004, our Surgical division sales did underperform historical levels in the fourth quarter. Any decrease in sales due to the loss of this vendor has had a corresponding impact on cost of sales, gross profit, selling expense and net income after the date the relationship terminated; however, we expect to recover lost revenue as we progress through fiscal 2005. Gross profit from our agency business for fiscal 2004 was approximately $492,000 more than in fiscal 2003.

Cost of Products Sold—Cost of products sold increased to 68.0% of net product sales for fiscal 2004 from 67.1% of net product sales for fiscal 2003. The increase of $1,734,128, or 5.9%, in fiscal 2004 relative to fiscal 2003 was primarily the result of the corresponding increase in net product sales, as discussed above. The increase in the percentage of cost of products sold as a percentage of net product sales in fiscal 2004 relative to fiscal 2003 is due is due to the effects of a large, lower margin, Critical Care division capital equipment sale of $775,000 to a single customer in March 2004 offset by a difference in product mix between Luxtec and Specialty Medical Distribution products.

Gross Profit—Gross profit decreased to 38.8% of net product sales in fiscal 2004 compared to 39.1% of net product sales in fiscal 2003. The increase in gross profit of $668,859, or 3.9%, in fiscal 2004 compared to fiscal 2003 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net product sales in fiscal 2004 compared to fiscal 2003, was due to the effects of a large, lower margin, Critical Care division capital equipment sale as discussed in cost of sales offset by a difference in product mix sold as discussed above.

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

Interest Expense—The decrease in interest expense of $102,467, or 12.2%, is the result of lower interest rates and fees on the Company’s senior debt, as compared to the prior year, as a result of the refinancing of the Company’s senior debt in the quarter ended December 31, 2003.

Income Tax Provision—We recorded no income tax expense in fiscal 2004 and a $19,700 income tax benefit in fiscal 2003. Our current year taxable income for federal and certain states can offset by the use of net operating loss carryforwards to offset federal and state income tax liabilities in addition to certain tax credit carryovers.

Net Income (Loss)—Net income increased $5,806,012 in fiscal 2004 compared to the fiscal 2003 net loss. The increase resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation. In addition, we recorded other income of approximately $370,000 resulting from the resolution of certain disputed distribution costs which had been previously accrued for. This increase is offset by the write off of deferred financing fees of approximately $190,000 for previously outstanding debt related to the refinancing of our banking facilities during December 2003.

Fiscal Year Ended June 30, 2003 Compared with Fiscal Year Ended June 30, 2002

Net Revenues—Net revenues decreased $7,335,698, or 13.7%, in fiscal 2003 compared to fiscal 2002. The decrease in net product sales in fiscal year 2003 was primarily due to the closure of our western sales territory as a result of the Company’s restructuring plan initiated in November 2001 and the divesture of PEC in June 2002. Remaining decreases were due to a shift in the company’s distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $2,542,000 of the decrease and the divesture of PEC resulted in approximately $1,327,000 of the decrease.

Cost of Products Sold—Cost of products sold decreased to 67.1% for fiscal 2003 from 68.8% for fiscal 2002. The decrease in cost of products sold of $6,031,556, or 17.1%, was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The remaining decreases are due to a shift in our distribution sales mix from stocking to agency-based sales, lost lines and other effects of the 2002 restructuring. The western sales territory closure resulted in approximately $1,810,000 of the decrease and the divesture of PEC resulted in approximately $683,000 of the decrease. The decrease in cost of products sold as a percentage of net sales in 2003 compared to 2002 is due to the difference in the product mix sold and the non-recurring prior year inventory reserve adjustments.

Gross Profit—Gross profit increased to 39.1% of net product sales for fiscal 2003 from 35.8% of net product sales for fiscal 2002. The $1,304,142 decrease in gross profit was primarily due to lower sales levels related to the closure of the western sales territory and the divesture of PEC. The western sales territory closure resulted in approximately $732,000 of the decrease and the divesture of PEC resulted in approximately $644,000 of the decrease. The increase in gross profit margins is due to a favorable change in product mix and the non-recurring prior year inventory reserve adjustment from 2002 which caused a higher cost of products sold.

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

The following table presents the Company’s contractual obligations as of June 30, 2004:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 - 3 years	3-5 years	More than 5 years
Long-term debt obligations	$105,696	$16,713	$45,733	$43,250
Capital lease obligations	50,226	26,124	19,691	4,411
Operating lease obligations	882,320	606,293	274,382	1,645	-

Total	$1,038,242	$649,130	$339,806	$49,306

Series G Stock with a redemption value of $15,294,342 at June 30, 2004 are not included in the table above, however, not less than 60% of Series G stockholders may elect to redeem the Series G Stock any time after June 30, 2005.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. SFAS No. 150 does not apply to the Company as its Series G Stock is contingently redeemable at the option of the holders.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

Consolidated Financial Statements
as of June 30, 2004 and 2003,
and for the Years Ended
June 30, 2004, 2003 and 2002

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets (As restated, see Note 15) as of June 30, 2004 and 2003	F-2 -F-3
Consolidated Statements of Operations (As restated, see Note 15) for the Years Ended June 30, 2004, 2003 and 2002	F-4 - F-5
Consolidated Statements of Stockholders’ Equity (Net Capital Deficiency) (As restated, see Note 15) for the Years Ended June 30, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows (As restated, see Note 15) for the Years Ended June 30, 2004, 2003 and 2002	F-7 - F-8
Notes to Consolidated Financial Statements	F-9 - F-32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
PrimeSource Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of PrimeSource Healthcare, Inc. and subsidiaries (the “Company”) as of June 30, 2004, and 2003, and the related consolidated statements of operations, stockholders’ equity (capital deficiency), and cash flows for each of the three years in the period ended June 30, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PrimeSource Healthcare, Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
September 28, 2004
(February 22, 2005 as to the effects of the restatement discussed in Note 15)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
ASSETS (Note 7)	2004	2003
	(As restated,	(As restated,
	see Note 15)	see Note 15)
CURRENT ASSETS:
Cash and cash equivalents	$98,903	$489,911
Accounts receivable - net of allowance for doubtful accounts of approximately $132,000 and $214,000 at June 30, 2004 and
2003, respectively	5,718,346	6,111,062
Inventories - net (Note 4)	6,732,542	7,517,965
Income taxes receivable (Note 11)	129,913	67,800
Prepaid expenses and other current assets	224,865	172,397

Total current assets	12,904,569	14,359,135

PROPERTY AND EQUIPMENT - Net (Note 5)	887,325	996,358

GOODWILL - Net (Note 6)	15,956,883	15,956,883

INTANGIBLE ASSETS - Net of accumulated amortization
of approximately $245,000 and $236,000 at June 30, 2004
and 2003, respectively (Note 6)	60,273	118,290

OTHER ASSETS - Net of accumulated amortization of
approximately $782,000 at June 30, 2003	90,196	233,874

TOTAL	$29,899,246	$31,664,540

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2004	2003
	(As restated,	(As restated,
	see Note 15)	see Note 15)
CURRENT LIABILITIES:
Accounts payable	$4,253,295	$5,636,333
Accrued expenses	1,509,432	2,240,770
Accrued restructuring costs (Note 14)	43,726	690,968
Customer deposits	166,873	72,895
Lines of credit (Note 7)	5,204,139	5,926,021
Current portion of long-term debt (Note 7)	16,713	559,877
Current portion of capital lease obligations (Note 12)	21,568	25,425
Total current liabilities	11,215,746	15,152,289

CAPITAL LEASE OBLIGATIONS - Net of current portion (Note 12)	22,149	21,433

LONG-TERM DEBT - Net of current portion (Note 7)	88,983	105,696

TOTAL LIABILITIES	11,326,878	15,279,418

COMMITMENTS AND CONTINGENCIES (Notes 7, 8, 9, 10 and 12)

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
STOCK - No par value - authorized, 230,000 shares; issued and outstanding, 222,501 and 222,500 shares at June 30, 2004 and 2003, respectively; aggregate liquidation value of $15,294,342 and $14,693,341
at June 30, 2004 and 2003, respectively (Note 8)	12,534,619	9,166,371

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value - authorized, 75,000,000 shares;
issued and outstanding, 22,375,144 (2004) and 22,375,094 (2003)
shares	223,751	223,750
Additional paid-in capital	31,372,665	31,362,665
Accumulated deficit	(25,558,667)	(24,367,664)

Total stockholders’ equity	6,037,749	7,218,751

TOTAL	$29,899,246	$31,664,540

See notes to consolidated financial statements.		(Concluded	)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(As restated,	(As restated,	(As restated,
	see Note 15)	see Note 15)	see Note 15)
REVENUES:
Net product sales	$45,660,102	$43,666,410	$51,333,555
Commissions and service revenues	3,102,904	2,693,609	2,362,162

Net revenues	48,763,006	46,360,019	53,695,717

COST OF PRODUCTS SOLD	31,031,700	29,297,572	35,329,128

GROSS PROFIT	17,731,306	17,062,447	18,366,589

OPERATING EXPENSES:
Selling expenses	8,160,206	7,450,394	8,890,380
General and administrative expenses	6,541,025	7,015,217	8,625,555
Depreciation and amortization expenses	493,525	843,500	2,455,081
Restructuring expenses (Note 14)	4,817	345,507	3,954,498

Total operating expenses	15,199,573	15,654,618	23,925,514

OPERATING INCOME (LOSS)	2,531,733	1,407,829	(5,558,925)

INTEREST EXPENSE	(736,776)	(839,243)	(679,244)

OTHER INCOME (EXPENSE)	382,256	189,704	(115,357)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	2,177,213	758,290	(6,353,526)

INCOME TAX BENEFIT (Note 11)		19,700	61,700

INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS
AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	2,177,213	777,990	(6,291,826)

DISCONTINUED OPERATIONS:
INCOME FROM DISCONTINUED OPERATIONS -
Net of income tax		121,697	101,263

LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS -
Net of income tax		(73,830)

Total		47,867	101,263

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE - GOODWILL IMPAIRMENT (Note 6)		(4,454,656)

NET INCOME (LOSS)	2,177,213	(3,628,799)	(6,190,563)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	(3,368,216)	(2,549,681)	(2,652,571)

EFFECT OF EQUITY RECAPITALIZATION		(270,136)

INCOME AVAILABLE (LOSS ATTRIBUTABLE) TO
COMMON STOCKHOLDERS	$(1,191,003)	$(6,448,616)	$(8,843,134)
			(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(As restated,	(As restated,	(As restated,
	see Note 15)	see Note 15)	see Note 15)

LOSS PER SHARE BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE:
Basic	$(0.05)	$(0.10)	$(1.13)

Diluted	$(0.05)	$(0.10)	$(1.13)

INCOME PER SHARE FROM DISCONTINUED
OPERATIONS - NET OF INCOME TAX EFFECT-
DISPOSAL OF OPERATION:
Basic		$0.00	$0.02

Diluted		$0.00	$0.02

LOSS PER SHARE FROM CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE - GOODWILL IMPAIRMENT:
Basic		$(0.21)

Diluted		$(0.21)

(LOSS) PER SHARE:
Basic	$(0.05)	$(0.31)	$(1.11)

Diluted	$(0.05)	$(0.31)	$(1.11)

WEIGHTED AVERAGE SHARES USED IN
COMPUTATION OF INCOME (LOSS) PER SHARE:
Basic	22,375,130	21,059,853	7,975,208

Diluted	22,375,130	21,059,853	7,975,208

See notes to consolidated financial statements.			(Concluded )

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficiency)

BALANCE, JULY 1, 2001	7,959,704	$79,597	$8,434,697	$(9,075,914)	$(561,620)
Issuance of common stock	18,605	186	24,814		25,000
Warrants and beneficial conversion
features of preferred stock			3,912,000		3,912,000
Preferred stock dividends and accretion				(2,652,571)	(2,652,571)
Restricted common stock vesting			118,709		118,709
Refund fractional shares			(18)		(18)
Net loss	-	-	-	(6,190,563)	(6,190,563)
BALANCE, JUNE 30, 2002	7,978,309	79,783	12,490,202	(17,919,048)	(5,349,063)
Equity recapitalization (As restated, see Note 15)	14,735,066	147,351	18,863,078	(270,136)	18,740,293
Preferred stock dividends and accretion (As
restated, see Note 15)				(2,549,681)	(2,549,681)
Cancellation of shares in legal settlement	(132,963)	(1,330)	(41,218)		(42,548)
Cancellation of shares in sale of PEC assets	(201,067)	(2,011)	(62,330)		(64,341)
Cancellation of shares in sale of Ruby Merger	(4,251)	(43)	(1,317)		(1,360)
Issuance of compensatory stock options			110,000		110,000
Restricted common stock vesting			4,250		4,250
Net loss (As restated, see Note 15)	-	-	-	(3,628,799)	(3,628,799)
BALANCE, JUNE 30, 2003 (As restated, see
Note 15)	22,375,094	223,750	31,362,665	(24,367,664)	7,218,751
Issuance of compensatory stock options			10,000		10,000
Exercise of stock option	50	1			1
Preferred stock dividends and accretion (As
restated, see Note 15)				(3,368,216)	(3,368,216)
Net income (As restated, see Note 15)	-	-	-	2,177,213	2,177,213
BALANCE, JUNE 30, 2004 (As restated, see
Note 15)	22,375,144	$223,751	$31,372,665	$(25,558,667)	$6,037,749
See notes to consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(As restated,
	see Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,177,213	$(3,628,799)	$(6,190,563)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expenses	493,525	849,657	2,462,411
Loss on disposal of property and equipment	46,317	22,147	124,132
Stock compensation expense	10,000	110,000	118,709
Debt forgiveness	(150,000)
Goodwill impairment		4,454,656
Loss on sale of division		73,830	1,038,823
Issuance of common stock for services		4,250	25,000
Gain on legal settlement		(42,548)
Change in fair value of warrant put obligation			(95,000)
Write-off of intangible assets			12,406
Amortization of debt discount			28,600
Changes in operating assets and liabilities - net of
effect of business acquisitions and dispositions:
Accounts receivable	392,716	(313,913)	2,208,904
Inventories	785,423	(397,713)	1,978,659
Income taxes receivable	(62,113)	42,200	(119,500)
Prepaid expenses and other current assets	(52,468)	(31,021)	4,644
Other assets	(9,688)	(80,723)	(181,504)
Accounts payable	(1,383,038)	578,565	(5,235,025)
Accrued expenses	(717,878)	(604,266)	568,636
Accrued restructuring costs	(647,242)	(420,165)	1,111,133
Customer deposits	93,978	(148,006)	(347,215)

Net cash provided by (used in) operating activities	976,745	468,151	(2,486,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(199,356)	(255,320)	(86,828)
Proceeds from sale of property and equipment	5,233	157	6,462
Purchase of intangible assets			(64,166)
Acquisition of other assets			(31,904)
Proceeds from business disposition		1,000,000
Net cash (used in) provided by investing activities	(194,123)	744,837	(176,436)

			(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	2004	2003	2002
	(As restated,
	see Note 15)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	38,844,614	16,785,191	19,506,353
Repayments under lines of credit	(39,566,496)	(18,390,045)	(20,027,304)
Borrowings under long-term debt			600,000
Repayment of long-term debt	(422,704)	(2,731,323)	(872,711)
Repayment on capital leases	(29,076)	(36,666)	(47,192)
Proceeds from issuance of common stock	32
Proceeds from issuance of preferred stock - net of costs		3,364,031	3,167,170
Stock repurchases			(18)
Net cash (used in) provided by financing activities	(1,173,630)	(1,008,812)	2,326,298

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(391,008)	204,176	(336,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	489,911	285,735	622,623

CASH AND CASH EQUIVALENTS, END OF YEAR	$98,903	$489,911	$285,735

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid during
the year for:
Interest	$728,358	$698,685	$741,905

Income taxes	$60,910	$30,000	$256,100

SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS:

Forgiveness of notes payable	$(150,000)
Equipment acquired under capital lease	$25,304		$54,745
Issuance of note payable for debt refinancing cost		$250,000
Discount on issuance of note payable for legal services	$12,827	$(12,827)
Fair value of common stock cancelled in sale of asset		$64,341
Fair value of common stock cancelled in legal settlement		$42,548
Common stock issued for services		$4,250	$25,000

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1.	NATURE OF BUSINESS

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

On June 30, 2003, PrimeSource Surgical, Inc., a wholly owned subsidiary of the Company (“PrimeSource Surgical”), sold all of the issued and outstanding capital stock of Ruby Merger Sub, Inc., an indirect wholly owned subsidiary (“Ruby”) for cash proceeds of $1,000,000 to New England Medical Specialties, Inc., (“NMSI”) a newly formed entity. The Company recognized a loss of $73,830 on the sale. The cash proceeds were used to pay off a portion of the Company’s outstanding long-term debt.

Prior to the sale of Ruby, effective June 30, 2002 the Company sold all of the assets of Professional Equipment Corporation, a wholly owned subsidiary of Ruby (“PEC”), in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in 2002, resulting in a loss of $1,038,823, which is recorded as restructuring expenses in the consolidated statement of operations.

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

Inventory Reserves for Obsolescence - Inventory is written down for estimated obsolescence or unmarketable inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

Property and equipment are recorded at cost. Depreciation has been provided using the straight-line method over estimated useful lives, generally three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term.

Long-Lived Assets - In accordance with Statement of Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of property, plant and equipment with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill and Other Intangible Assets - Effective July 1, 2002 goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). See Note 6. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. The Company performs an annual impairment test in July of each year and has found no further impairment in its existing goodwill balances. Upon implementation of SFAS No. 142, the Company recognized impairment of $4,454,656 on its Luxtec division.

Other assets consist principally of deposits and deferred financing costs. Deferred financing costs were amortized over the life of the related debt using the effective interest method.

Revenue Recognition - The Company’s policy is to recognize revenues from product sales when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, product and commissions revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

The Company recognizes revenues from product sales when the title transfers, generally when shipped.

Revenues earned under agency agreements are recognized when the customer has received the product, and amounts are recorded as commissions in net revenues, at the net amount retained by the Company.

Provisions for vendor discounts and product returns are provided for at the time the related sales are recorded and are reflected as a reduction of product sales. The Company estimates customer discounts and product returns at the time of sale based on historical experience.

Shipping and handling costs are included in cost of products sold.

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

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s loss attributable to common stockholders and per share amounts for fiscal years ending 2004, 2003 and 2002 would have been the pro forma amounts indicated below:

	2004	2003	2002

Net income (loss), as reported	$2,177,213	$(3,628,799)	$(6,190,563)

Stock-based employee compensation expense determined under fair-value method	(142,588)	(172,858)	(401,185)

Proforma net income (loss)	2,034,625	(3,801,657)	(6,591,748)

Divdends and accretion on preferred stock	(3,368,216)	(2,549,681)	(2,652,571)
Effect of equity recapitalization	0	(270,136)	0

Pro forma, loss attributable to common stockholders	$(1,333,591)	$(6,621,474)	$(9,244,319)

Loss per share:
Basic- as reported	$(0.05)	$(0.31)	$(1.11)
Basic- pro forma	$(0.06)	$(0.31)	$(1.16)

Diluted- as reported	$(0.05)	$(0.31)	$(1.11)
Diluted- pro forma	$(0.06)	$(0.31)	$(1.16)

Black-Scholes Assumptions:
Risk-free interest rate	4.23%	3.10%	5.21%
Expected volatility	50%	50%	50%
Expected lives - in years	6	6	7
Expected dividend yield	0%	0%	0%

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

Loss per Share - SFAS No. 128, Earnings per Share, requires the dual presentation of basic and diluted income (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted income (loss) per share calculations which consisted of the following for the fiscal years ended June 30:

	2004	2003	2002
Numerator:
Net income	$2,177,213	$(3,628,799)	$(6,190,563)

Weighted average common shares for the
purpose of calculating diluted income per share	22,375,130	21,059,853	7,975,208

Options and warrants to purchase common stock totaling 26,562,698, 25,440,818 and 5,713,342 were outstanding at June 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted income per share because the effect would be antidilutive as the exercise price exceeded the estimated fair value of the Company’s common stock. Put warrants totaling 282,022 for the year ended June 30, 2002 were not included in the computation of diluted income per share because the effect would also be antidilutive. The effect of conversion of preferred shares was also excluded for all periods presented as the effect would be anitdilutive.

Recently Issued Accounting Pronouncements -In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in the fair value or the redemption amount, as applicable, in earnings. SFAS No. 150 was effective for the Company as of July 1, 2003. SFAS No. 150 does not apply to the Company as its Series G Stock is contingently redeemable at the option of the holders, and not madatorily redeemable as defined in SFAS No. 150.

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

On March 31, 2004, the FASB issued an exposure draft, Share-Based Payment, an Amendment of SFAS No. 123 and 95. The exposure draft proposes to expense the fair value of share-based payments to employees beginning in 2005. The Company is currently evaluating the impact of this proposed standard on its financial statements.

3.	ACQUISITIONS AND DISPOSALS

PEC Disposal - As discussed in Note 1, effective June 30, 2002, Ruby sold all of the assets of the former PEC line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in June 2002, resulting in a loss of $1,038,823, which is recorded in restructuring expense in the statement of operations.

New England Medical Specialties Disposal, Discontinued Operation - On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to NMSI. The Company recognized a loss on disposal of $73,830. Ruby was reported in the critical care business segment.

Revenues and income from the discontinued operation, net of income tax effect were as follows:

	2003	2002

Net revenues	$5,740,135	$5,249,566

Income from discontinued operation - net of
income tax effect	$121,697	$101,263

4.	INVENTORIES

Inventories consist of the following at June 30:

	2004	2003

Raw materials	$708,949	$776,468
Finished goods	6,693,999	7,847,729
Reserve for obsolescence	(670,406)	(1,106,232)

Inventories - net	$6,732,542	$7,517,965

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:

	2004	2003

Office equipment	$656,859	$466,598
Furniture and fixtures	394,740	346,031
Machinery and equipment	665,750	731,916
Leasehold improvements	503,540	477,809

Total	2,220,889	2,022,354
Less accumulated depreciation and amortization	(1,333,564)	(1,025,996)

Property and equipment - net	$887,325	$996,358

Depreciation expense totaled $321,596, $381,145 and $536,707 for the years ended June 30, 2004, 2003 and 2002, respectively. Property and equipment held under capital leases amounted to $82,178 and $46,291 less accumulated amortization of $33,548 and $30,456 at June 30, 2004 and 2003, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

In 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 modified accounting for business combinations after June 30, 2001 and affected the Company’s treatment of goodwill and other intangible assets effective July 1, 2002. SFAS No. 142 requires that goodwill and intangible assets existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed at least annually. Additionally, intangible assets with finite lives must be assessed and classified consistent with the statement’s criteria. Intangible assets with finite lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indefinite lives will cease.

  At June 30, 2004 and 2003, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not subject to amortization.

  In accordance with SFAS No. 142, the Company performed its annual impairment tests in July 2004 and 2003 and found no impairment in its existing goodwill balances at those dates.

  At June 30, 2004 and 2003, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $244,565 and $186,548, respectively.

  The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of security deposits with a total cost of $90,196 at June 30, 2004. At June 30, 2003, the Company’s other intangible assets included security deposits and deferred financing cost totaling $233,874, net of amortization of approximately $782,000.

  Intangible and other asset amortization expense for the years ended June 30, 2004 and 2003 was approximately $172,000 and $468,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

2005	$ 8,800
2006	8,800
2007	8,400
2008	8,400
2009	8,400
Thereafter	17,500

Total	$ 60,300

The following table sets forth, for the year ended June 30, 2002, a reconciliation of net income to conform to the requirements of SFAS No. 142:

2002

Reported net loss	$(6,190,563)
Add back -
Goodwill amortization	1,722,256

Adjusted net loss	$(4,468,307)

Basic earnings per share:
Reported net loss	$(1.11)
Goodwill adjustments	0.21

Adjusted net loss	$(0.90)

Diluted earnings per share:
Reported net loss	$(1.11)
Goodwill adjustments	0.21

Adjusted net loss	$(0.90)

There were no changes in the carrying amount of goodwill for the year ended June 30, 2004.

7.	LINES OF CREDIT AND LONG-TERM DEBT

    Lines of credit consisted of the following as of June 30:

	2004	2003

Line of credit - PrimeSource Healthcare	$5,204,139
Line of credit - PrimeSource Surgical		$4,654,436
Line of credit - Luxtec		1,271,585
Total line of credit
	$5,204,139	$5,926,021

In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company’s senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). The Credit and Security Agreement has no stated maturity date, but remains in effect until the borrower terminates the credit facility or the lender demands payment. Although there is no stated maturity, if the PrimeSource Healthcare Line of Credit is terminated before certain dates, termination fees will be due Wells Fargo, as follows: on or before December 10, 2004, 3% of the maximum line, or $225,000; on or before December 10, 2005 2% of the maximum line, or $150,000; on or before December 10, 2006 1% of the maximum line, or $75,000. Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($6,757,524 at June 30, 2004). As of June 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.0% (7.25% at June 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At June 30, 2004, there was $1,553,385 of availability under the PrimeSource Healthcare Line of Credit.

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

The Company’s PrimeSource Surgical Amended and Restated Credit Agreement (the “PrimeSource Surgical Credit Agreement”) with Citizens Bank of Massachusetts (“Citizens”) provided for a line of credit (the “PrimeSource Surgical Line of Credit”) with a maturity date of March 31, 2004. Under the PrimeSource Surgical Credit Agreement, as amended, the maximum amount available to borrow under the PrimeSource Surgical Line of Credit was limited to the lesser of $8,000,000 or a certain percentage of accounts receivable and inventory, as defined by the PrimeSource Surgical Credit Agreement ($5,281,805 at June 30, 2003). As of June 30, 2003, borrowings bore a variable step interest rate at Citizens’ prime rate plus 4.50% (8.50% at June 30, 2003). Unused portions of the PrimeSource Surgical Line of Credit accrued a fee at an annual rate of 0.375%. Borrowings were secured by substantially all of the assets directly held by PrimeSource Surgical. In December 2003, the Company refinanced its senior debt facility and paid off the PrimeSource Surgical Line of Credit in the amount of $4,793,944.

On June 14, 1999, as part of the PrimeSource Surgical Credit Agreement, PrimeSource Surgical executed an Amended and Restated Term Note (the “PrimeSource Surgical Term Loan”) in the original amount of $5,000,000 with Citizens. On June 30, 2003, the Company paid off the entire outstanding balance of the PrimeSource Surgical Term Loan in connection with the sale of Ruby and additional sales of Series G Stock. The PrimeSource Surgical Term Loan was collateralized by substantially all the assets directly held by PrimeSource Surgical.

The PrimeSource Surgical Term Loan was also subject to a term loan facility fee. In December 2003, in connection with the refinancing of its senior debt, the Company used proceeds from the refinancing with Wells Fargo to pay Citizens an $180,000 term loan facility fee.

Long term debt includes notes payable as follows:

	June 30,	June 30,
	2004	2003

Luxtec tenant note	$62,446	$77,650

PrimeSource legal counsel note, net of unamortized
discount of $12,827		357,173

PrimeSource Citizens Bank note		187,500

Other long-term note	43,250	43,250

Total other notes payable	105,696	665,573

Less current portion	(16,713)	(559,877)

Total long-term debt	$88,983	$105,696

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

Series G Redeemable, Convertible Preferred Stock - On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares and at June 30, 2004 and 2003, 222,501 and 222,500 shares were issued and outstanding, respectively. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. The difference between the original issuance price of $32.00 per share and the redemption value per share is being accreted over the period from issuance to first redemption. As of June 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,054,278, and were included in the carrying amount of Series G Stock in the consolidated balance sheet.

The Company’s Series G Stock, was initially issued August 6, 2002, in connection with a recapitalization of the Company’s equity structure (the “Recapitalization”). Certain other classes of outstanding preferred stock, including Series C Redeemable, Convertible Preferred Stock and Series F Redeemable, Convertible Preferred Stock, were converted to common stock. Another class of outstanding preferred stock, Series F Redeemable, Convertible Preferred Stock, was exchanged for Series G Stock, and additional shares of Series G Stock were issued for cash consideration. Warrants to purchase common stock were issued to the Series C, F, E and G Stockholders, and previously issued warrants to purchase common stock held by these stockholders were repriced.

The Series G Stock was originally recorded at the original issue price of $32.00 per share. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first redemption date of June 30, 2005. At June 30, 2004, cumulative accretion totaled $4,538,776.

During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and have a 10 year life. Compensation expense totaling $10,000 and $110,000 was recognized for the years ended June 30, 2004 and 2003, respectively, related to these options.

On October 15, 2003, an option for the purchase one share of Series G Stock was exercised for $16. At June 30, 2004, the remaining 7,499 options were vested and exercisable.

9.	STOCK OPTIONS AND WARRANTS

Common Stock Options - In January 1997, PrimeSource Surgical adopted a stock option plan (the “1997 Plan”) for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 12,000,000 shares. The 1997 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and options have terms not to exceed 10 years. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

The Company issued equity-based options to certain employees during fiscal year 2003. The exercise price was at the deemed fair market value of the stock at the date of grant, except as discussed below.

During fiscal year 2003, the Company also issued equity-based options to a certain employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, the Company has recorded compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company’s stock at the date of grant. Compensation expense is amortized on a straight-line basis, over the one-year period during which the options become vested. As of June 30, 2004 and 2003, the Company had recorded compensation expense related to these options of $10,000 and $110,000, respectively.

On October 15, 2003, options for the purchase of 50 shares of common stock at $0.01 per share were exercised for total proceeds of $16.

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

The warrants issued and repriced in connection with the issuance of the Company’s Series G Stock were valued using the Black-Sholes model using the following assumptions: weighted average risk-free discount rate 1.68%; 0% expected dividend; 50% volatility; and an expected life of 3 years. As the exercise price exceeds the estimated fair value of the Company’s common stock, zero value was assigned to the warrants.

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

Changes in shares under options and warrants for the years ended June 30, 2002, 2003 and 2004 are as follows:

	Options		Warrants
		Weighted		Weighted
		Average		Average
	Shares	Exercise	Shares	Exercise
	Outstanding	Price	Outstanding	Price

Balance, July 1, 2001	3,393,030	$ 1.81	1,016,259	$ 3.15

Grants	112,000	1.00	3,494,780	1.01
Forfeited	(1,864,554)	1.72	(438,173)	5.70

Balance, June 30, 2002	1,640,476	1.85	4,072,866	1.04

Grants	7,487,000	0.32	13,122,173	0.01
Forfeited	(525,212)	1.42	(356,485)	1.01

Balance, June 30, 2003	8,602,264	0.53	16,838,554	0.02

Grants	1,300,000	0.32
Exercised	(50)	0.32
Forfeited	(114,284)	1.86	(63,786)	1.18

Balance, June 30, 2004	9,787,930	0.49	16,774,768	0.02

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

Vested and exercisable, June 30, 2003	1,474,960		16,838,554

Vested and exercisable, June 30, 2002	996,076		4,072,866

    The weighted-average per share fair value of option grants in fiscal 2004, 2003 and 2002 was approximately zero, zero and $0.5803, respectively.

Outstanding stock options and warrants at June 30, 2004 consist of the following:

	Options			Warrants
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
Range of		Contractual	Exercise		Contractual	Exercise
Exercise Prices	Shares	Life (Years)	Price	Shares	Life (Years)	Price

$0.00 - $1.60	9,077,745	6.8	$ 0.37	16,738,633	7.8	$ 0.02
$1.61 - $3.20	693,185	5.3	1.98	36,135	6.5	2.03
$3.21 - $4.80	17,000	0.5	4.57

	9,787,930	6.7	0.49	16,774,768	7.8	0.02

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

11.	INCOME TAXES

The benefit (provision) for income taxes for the years ended June 30 is based on the following components:

	2004	2003	2002
Current income taxes
Federal	$-	$1,600
State	-	18,100	$61,700

Total current	-	19,700	61,700

Deferred income taxes:
Federal	(1,904,700)	(172,700)	1,458,900
State	(407,100)	(18,800)	209,200

Total deferred	(2,311,800)	(191,500)	1,668,100

Change in valuation allowance	2,311,800	191,500	(1,668,100)

Total	$-	$19,700	$61,700

A reconciliation of the provision for income taxes to the amount of income tax benefit (expense) that would result from applying the federal statutory rate (35%) to income (loss) before income tax benefit (provision) is as follows:

	2004	2003	2002

Income tax (provision) benefit at statutory rate	$(562,100)	$1,270,080	$2,223,700
Nondeductible warrant put expense (income)		66,500	(33,250)
State tax (expense) benefit, net of federal benefit	(73,500)	112,700	202,350
Meals and entertainment	(13,700)	(20,100)	(14,300)
Nondeductible goodwill	78,800	(1,448,700)	(613,100)
Change in valuation allowance	2,311,800	191,500	(1,668,100)
Change in prior years estimates	(1,660,600)
General business credit		(13,200)	(45,000)
Loss on sale of subsidiary		(18,100)
Expiration and adjustments of net operating
losses and income tax credits	(85,800)	(118,000)
Other	5,100	(2,980)	9,400

Total	$-	$19,700	$61,700

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) are as follows at June 30:

	2004	2003
Current:
Restructuring reserve	$17,000	$229,400
Accrued vacation	59,800	62,400
Inventory valuation adjustment	139,000	453,600
Bad debt reserve	49,000	87,700
Accrued distributor costs		205,000
Other	25,300	46,400

Total current	290,100	1,084,500

Long-term:
Depreciation and amortization	(39,800)	114,600
Credit carryforwards	165,800	243,600
Capital loss carryforwards	516,200	300,100
Charitable loss carryforwards	14,600	6,800
Net operating loss carryforwards	5,254,600	6,763,700

Total long-term	5,911,400	7,428,800

Total	6,201,500	8,513,300
Valuation allowance	(6,201,500)	(8,513,300)

Total	$-	$-

Certain of the Company’s current deferred tax assets, including inventory valuation adjustment and bad debt reserve, are reduced due to limitations in deductible amounts relating to the Company’s prior acquisition of these assets in stock transactions.

At June 30, 2004, the Company had federal net operating loss carryforwards of approximately $13,266,700, pre-tax, and state net operating loss carry forwards of approximately $10,191,000, pre-tax. The Company’s federal and state net operating losses expire in future tax years ending June 30, 2005 through 2024. At June 30, 2004, the Company had federal and state research and development credit carryforwards of approximately $154,800 and $11,000, respectively. The Company’s federal and state credits will generally expire in future tax years ending June 30, 2005 through 2021. The Company also has a federal capital loss carryforward of approximately $1,326,900, pre-tax, that will begin to expire in the tax year ending June 30, 2006. Certain changes in stock ownership may result in a limitation on the amount of net operating loss carryforwards that can be utilized each year.

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

Leases - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2004, 2003 and 2002 was $628,259, $654,116 and $726,455, respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows for the years ending June 30:

	Capital	Operating
	leases	leases

2005	$26,124	$606,293
2006	19,691	266,250
2007	4,411	8,132
2008		1,645

Total minimum lease payments	50,226	$882,320
Amount representing interest	(6,509)

Present value of future minimum lease payments	43,717
Less current portion of capital lease obligations	(21,568)

Capital lease obligations - net of current portion	$22,149

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

Operations that are not included in any of the segments are included in the category “Corporate/Other” and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $2,867,349, $3,527,516 and $4,194,680 for 2004, 2003, and 2002, respectively. The sales between segments are made at market prices and are eliminated in consolidation.

The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segment's operations. Included in the total assets of the corporate operations are property and equipment and other assets.

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

	Distribution -	Distribution -
	PrimeSource	PrimeSource		Corporate/
	Surgical	Critical Care	Manufacturing	Other	Eliminations	Total

Net revenues
2004	$ 27,330,958	$ 13,296,821	$ 13,518,079		$ (5,382,852)	$ 48,763,006
2003	26,181,812	11,939,529	13,294,078		(5,055,400)	46,360,019
2002	29,412,136	16,743,545	12,718,387		(5,178,351)	53,695,717

Net income (loss)
2004	$ 774,776	$ 383,550	$ 1,576,755	$ (557,868)		$ 2,177,213
2003	137,765	260,978	(3,090,253)	(937,289)		(3,628,799)
2002	448,525	(242,670)	913,610	(7,310,028)		(6,190,563)

Total assets
2004	$ 23,524,547	$ 3,290,404	$ 2,899,675	$ 184,620		$ 29,899,246
2003	25,041,081	3,361,430	2,935,095	326,934		31,664,540
2002	14,827,268	6,895,708	15,406,712	457,080		37,586,768

Restructuring expenses
2004				$ 4,817		$ 4,817
2003				345,507		345,507
2002		$ 1,038,823		2,915,675		3,954,498

Depreciation and amortization
2004	$ 133,736	$ 1,058	$ 186,802	$ 171,929		$ 493,525
2003	195,959	24,048	155,984	467,509		843,500
2002	243,350	170,495	1,344,814	696,422		2,455,081

Interest expense
2004	$ 219,370	$ 152,790	$ 121,078	$ 243,538		$ 736,776
2003	282,899	129,604	111,959	314,781		839,243
2002	273,612	207,856	159,218	38,558		679,244

Goodwill
2004	$ 12,660,950	$ 607,981	$ 2,687,952			$ 15,956,883
2003	12,660,950	607,981	2,687,952			15,956,883
2002	13,749,367	607,981	7,142,608			21,499,956

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

In October 2001, PrimeSource engaged a restructuring agent to evaluate the Company’s operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company’s operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company’s balance sheet through the refinancing of the Company’s senior bank debt and the reduction of debt levels through improved earnings.

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants’ fees, $500,000 related to a remaining lease liability for a facility that has been closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released, and several members of the Company’s senior management team resigned, including the Company’s 2002 Chief Executive Officer, Chief Financial Officer and Chairman and Executive Vice President.

In fiscal year 2003, the Company recorded additional severance amounts for the resignation of its 2003 President and Chief Executive Officer, costs of probable legal settlement for two former executive officers and directors of the Company and the sale of NEMS. Activity consists of the following:

	Employee related	Loss on disposal of division	Other contracts	Total

Estimated costs for 2002 restructuring	$1,379,000	$1,038,823	$1,536,675	$3,954,498
Cash payments	(585,000)	-	(901,000)	(1,486,000)
Other adjustments	(141,000)	(1,038,823)	(177,542)	(1,357,365)

Balance, June 30, 2002	653,000	-	458,133	1,111,133

Estimated costs for 2003 restructuring	195,507		150,000	345,507
Cash payments	(584,739)		(166,320)	(751,059)
Other adjustments	-	-	(14,613)	(14,613)

Balance, June 30, 2003	263,768	-	427,200	690,968

Cash payments	(263,768)		(159,584)	(423,352)
Other adjustments	-	-	(223,890)	(223,890)

Balance, June 30, 2004	$-	$-	$43,726	$43,726

15.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the year ended June 30, 2004, the Company determined that the Company’s Series G Stock should not have been classified as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). In addition, the Company determined that the accounting treatment originally afforded to certain aspects of the recapitalization of the Company’s equity at the time of the original issuance of the Series G Preferred Stock in August 2002 (the “Recapitalization”), including the issuance of warrants to purchase common stock, the repricing of previously issued warrants to purchase common stock and related accretion of these amounts was incorrect, as discussed below. The Company also determined that certain amounts included in net sales for the years ended June 30, 2002, 2003 and 2004 should have been recorded as commissions and service revenues in the statements of operations.

Effective July 1, 2003 the Company implemented SFAS No. 150, and at that time it changed the classification of its Series G Preferred Stock to a liability. However the Company subsequently determined that the Series G Preferred Stock did not meet the criteria of a mandatorily redeemable preferred stock that should be classified as a liability because redemption is at the option of the holders and requires the approval of not less than 60% of the Series G Stockholders at any time after June 30, 2005. Accordingly, the Company determined that it should have continued to classify the Series G Stock as mezzanine equity in the Company’s balance sheet, and should not have included the dividends that accrue on the Company’s Series G Stock in interest expense in the statements of income, but should have reflected them in dividends and accretion on preferred stock for all reporting periods after July 1, 2003.

The Company also determined that the historical accounting treatment afforded to the Series G Stock warrants that were issued and repriced in connection with the Recapitalization, the conversion and redemption features of the Series G Stock, and the fair values assigned to the Company’s Series G Stock and common stock at the date of the Recapitalization was incorrect.

The Company originally accounted for the warrants issued and repriced in the Recapitalization using an estimate of the fair value of its common stock of $.32 per share. In connection with its reconsideration of the accounting for the Series G Stock, the Company also determined that the estimated fair value of its common stock that was used in determining the fair value of the warrants issued and repriced in connection with the Recapitalization should have been less than $.01 per share.

The Company originally recorded a beneficial conversion feature relating to the Series G Stock based on its intrinsic value in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF No. 00-27”), and did not separately account for the conversion feature as an embedded derivative for the conversion and redemption features in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company has now determined that the conversion feature represents an embedded derivative that should have been separated from the preferred stock based on its relative fair value and that it should not have recognized a beneficial conversion feature under EITF No. 00-27. The Company has valued the embedded derivative using the Black Scholes model with the following assumptions: weighted average risk-free discount rate 1.68%; 0% expected dividend; 50% volatility; and an expected life of 3 years, and determined that it had no value at the date of issuance, because the fair value of the common stock is less than $.01. Accordingly, the value originally assigned to the beneficial conversion feature has been adjusted to zero from date of issuance. Future changes in the fair value of the derivative will result in a charge or credit to income during the period of change.

The Company originally accounted for the Recapitalization in accordance with EITF No. 00-27, and the excess of consideration given up by the preferred stockholders over what they received was recorded as a credit to accumulated deficit, resulting in an increase in income available to (decrease in loss attributable to) common stockholders for purposes of calculating income (loss) per share. The Company has now determined that certain conversions of the preferred stock in the Recapitalization were induced conversions that should have been accounted for in accordance with EITF No. D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, which results in the excess of the consideration transferred by the preferred stockholders over what they received being credited to additional paid-in capital instead of accumulated deficit.

Finally, the carrying value of the Series G Stock was originally recorded at the original issue price of $32 per share, net of issuance costs, the fair value of the warrants and the intrinsic value of the beneficial conversion feature discussed above. The Series G Stock was being accreted up to the $32 per share original issue price through the earliest redemption date of June 30, 2005, consistent with guidance in EITF D-98, Classification and Measurement of Redeemable Securities; however, the Company has now determined that, based on the redemption value of the Series G Stock of $64 per share, the Company should have recorded additional accretion of $32 per share.

As a result, the Company’s financial statements have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	As of June 30:
	2004	2004	2003	2003
	As previously reported	As restated	As previously reported	As restated

Total liabilities	$19,465,811	$11,326,878	$15,279,418	$15,279,418
Series G redeemable, convertible preferred
stock	8,138,933	12,534,619	$5,699,121	$9,166,370
Additional paid-in capital	19,295,451	31,372,665	21,347,451	31,362,665
Accumulated deficit	(9,085,767)	(25,558,667)	(10,885,200)	(24,367,664)
Total stockholders' equity	10,433,435	6,037,749	10,686,001	7,218,752

	For the years ended June 30:
	2004	2004	2003	2003	2002	2002
	As previously reported	As restated	As previously reported	As restated	As previously reported	As restated

Net product sales	$-	$45,660,102	$-	$43,666,410	$-	$51,333,555
Commissions and service revenues	-	3,102,904	-	2,693,609	-	2,362,162
Net sales	48,763,006	48,763,006	46,360,019	46,360,019	53,695,717	53,695,717

Interest expense	1,307,940	736,776	839,243	839,243	679,244	679,244
Income (loss) from continuing operations
before income tax benefit	1,606,049	2,177,213	758,290	758,290	(6,353,526)	(6,353,526)
Income (loss) before discontinued operations
and cumulative effect of change in
accounting principle	1,606,049	2,177,213	777,990	777,990	(6,291,826)	(6,291,826)
Net income (loss)	1,606,049	2,177,213	(3,628,799)	(3,628,799)	(6,190,563)	(6,190,563)
Dividends and accretion on preferred stock	-	3,368,216	1,147,094	2,549,681	2,652,571	2,652,571
Effect of equity recapitalization	-	-	(11,809,741)	(270,136)	-	-
Income available (loss attributable) to common
stockholders	1,606,049	(1,191,003)	7,033,848	(6,448,616)	(8,843,134)	(8,843,134)
Income (loss) per share before discontinued
operations and cumulative effect of change
in accounting principle:
Basic	0.07	(0.05)	0.54	(0.10)	(1.13)	(1.13)
Diluted	0.07	(0.05)	0.24	(0.10)	(1.13)	(1.13)
Loss per share from cumulative effect of
change in accounting principle- goodwill
impairment:
Basic	-	-	(0.09)	(0.21)	-	-
Diluted	-	-	(0.09)	(0.21)	-	-
Income available (loss attributable) to
common stockholders
Basic	0.07	(0.05)	0.33	(0.31)	(1.11)	(1.11)
Diluted	0.07	(0.05)	0.15	(0.31)	(1.11)	(1.11)
Weighted average shares used in computation
of income (loss) per share - Basic and
Diluted	22,375,130	22,375,130	53,024,512	21,059,853	7,975,208	7,975,208

******

ITEM 9A.     CONTROLS AND PROCEDURES.

        (a)  Disclosure Controls and Procedures. This section has been updated to give effect to the restatement as discussed in Note  15 to the consolidated financial statements.

         As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective. The errors identified and discussed in Note 15  of the consolidated condensed financial statements were principally the result of the misapplication of the accounting guidance of  SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to the Company's Series G Redeemable Convertible Preferred Stock ("Series G Stock"), and also the misapplication of EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock to the original accounting for the same Series G Stock as of August 6, 2002. The errors were identified during January 2005. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement is a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s internal controls. The material weakness was caused by an inadequate control over the review process of the implementation of new accounting guidance, and the application of accounting guidance to new transactions. The Company is evaluating steps to enhance the operation and effectiveness of our internal controls over new accounting guidance and new transactions.

Attached as exhibits to this annual report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act. This portion of the Company’s annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

        (b)  Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates (the registrant’s fourth fiscal quarter in the case of our annual report) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRIMESOURCE HEALTHCARE, INC.

by  /s/Joseph H. Potenza
     Joseph H. Potenza, President and
                          Chief Executive Officer

February 22, 2005

65

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature         Title                 Date

/s/ William H. Lomicka            Director                             February 22, 2005
    William H. Lomicka

/s/ Larry H. Coleman                                    Director                              February 22, 2005
    Larry H. Coleman

/s/ Joseph H. Potenza       President, Chief Executive                            February 22, 2005
    Joseph H. Potenza                                    Officer, Director, (Principal
           Executive Officer)

/s/ Shaun D. McMeans                   Chief Operating Officer,    February 22, 2005
    Shaun D. McMeans                                  Chief Financial Officer
           and Treasurer, Director,
          (Principal Accounting
           Officer)

66