Form 10-Q/A
period 2004-09-30
LXU Healthcare, Inc.
filed 2005-02-22
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Yes X  No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____ No X .

On November 10, 2004, there were 22,375,144 shares of the Registrant’s common stock outstanding.

PRIMESOURCE HEALTHCARE, INC.
TABLE OF CONTENTS

                                                         Page

Explanatory Note                                                                    3

Part I    Financial Information

Item 1.     Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets (As restated, see Note 13) as
of September 30, 2004 and June 30, 2004                                                4

                           Condensed Consolidated Statements of Income (As restated, see Note 13)
for the three months ended September 30, 2004 and 2003                                       6

Condensed Consolidated Statements of Cash Flows (As restated, see Note 13)
for the three months ended September 30, 2004 and 2003                                          7

Notes to Condensed Consolidated Financial Statements                                             9

Item 2.    Management’s Discussion and Analysis of Financial Condition and
                           Results of Operations                                                                    20

Item 4.    Controls and Procedures                                                                26

Signatures                                                                    27

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) is being filed to amend the PrimeSource Healthcare, Inc. (the “Company”) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 in order to reflect the restatement of the Company’s Condensed Consolidated Financial Statements and amendments to related disclosures for the quarterly periods ended September 30, 2004 and 2003. The restatement arose from management’s determination that the Company’s Series G Convertible Redeemable Preferred Stock (“Series G Stock”) should have been included in mezzanine equity in the Company’s balance sheet, and not as a liability as previously recorded under Financial Accounting Standards Board Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Additionally, the Company also corrected certain errors in its accounting for the Series G Stock from August 6, 2002, the date of original issuance, as it related to the accounting for the conversion and redemption features of the Series G Stock, and to the fair values assigned to the Company’s Series G Stock and common stock upon issuance. The Company also separately presented product sales and commissions revenues in this amendment in response to comments from the Securities and Exchange Commission. See Note 13 to the Notes to the Unaudited Condensed Consolidated Financial Statements for detail on the restatement and its effects.

Generally, no attempt has been made in this Form 10-Q/A (Amendment No. 1) to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effect of the restatement. This Form 10-Q/A (Amendment No. 1) does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and is therefore not included in this filing, but is included in the original filing of the Form 10-Q with the Securities and Exchange Commission on November 12, 2004. Accordingly, this Form 10-Q/A (Amendment No. 1) should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, which was filed November 12, 2004. The following items have been amended as a result of the restatement:

Part I - Item 1 - Unaudited Financial Statements
Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of
Operations
Part I - Item 4 - Controls and Procedures

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2004	2004
ASSETS	(As restated,	(As restated,
	see Note 13)	see Note 13)
CURRENT ASSETS:
Cash and cash equivalents	$76,580	$98,903
Accounts receivable—net of allowance for doubtful accounts
of approximately $94,000 and $132,000, respectively	6,395,590	5,718,346
Inventories—net	6,688,246	6,732,542
Income taxes receivable	155,118	129,913
Prepaid expenses and other current assets	158,331	224,865

Total current assets	13,473,865	12,904,569

PROPERTY AND EQUIPMENT—Net	811,143	887,325

INTANGIBLE ASSETS—Net of accumulated amortization
of $246,770 and $244,565, respectively	58,068	60,273

GOODWILL—Net	15,956,883	15,956,883

OTHER ASSETS	87,548	90,196

TOTAL	$30,387,507	$29,899,246

		(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30,	June 30,
	2004	2004
	(As restated,	(As restated,
	see Note 13)	see Note 13)
CURRENT LIABILITIES:
Accounts payable	$3,889,913	$4,253,295
Accrued expenses	1,437,347	1,509,432
Accrued restructuring costs		43,726
Customer deposits	207,509	166,873
Lines of credit	5,448,263	5,204,139
Current portion of notes payable	58,415	16,713
Current portion of capital lease obligations	21,891	21,568

Total current liabilities	11,063,338	11,215,746

CAPITAL LEASE OBLIGATIONS—Net of current portion	16,410	22,149

NOTES PAYABLE—Net of current portion	43,250	88,983

Total liabilities	11,122,998	11,326,878

COMMITMENTS AND CONTINGENCIES (Notes 5, 11 and 12)

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK—
No par value—authorized 230,000 shares; issued and outstanding,
222,501 shares; aggregate liquidation value of $15,474,072 and
$15,294,342, respectively	13,409,950	12,534,619

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—authorized 75,000,000 shares; issued and
outstanding, 22,375,144 shares	223,751	223,751
Additional paid-in capital	31,372,665	31,372,665
Accumulated deficit	(25,741,857)	(25,558,667)

Net stockholders' equity	5,854,559	6,037,749

TOTAL	$30,387,507	$29,899,246

		(Concluded)
See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2004	2003
	(As restated,	(As restated,
	see Note 13)	see Note 13)
REVENUES:
Net product sales	$11,892,297	$11,327,240
Commissions and service revenues	676,613	835,076

Net revenues	12,568,910	12,162,316

COST OF PRODUCTS SOLD	8,003,462	7,665,890

GROSS PROFIT	4,565,448	4,496,426

OPERATING EXPENSES:
Selling expenses	1,994,296	2,018,248
General and administrative expenses	1,510,414	1,740,322
Depreciation and amortization expenses	80,429	157,339

Total operating expenses	3,585,139	3,915,909

OPERATING INCOME	980,309	580,517

INTEREST EXPENSE	(127,279)	(156,399)

OTHER EXPENSE	(155,889)	(78,724)

INCOME FROM OPERATIONS	697,141	345,394

INCOME TAX PROVISION	(5,000)

NET INCOME	692,141	345,394

DIVIDENDS AND ACCRETION ON PREFERRED STOCK	(875,331)	(845,831)

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(183,190)	$(500,437)

LOSS PER SHARE:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION
OF LOSS PER SHARE:
Basic	22,375,144	22,375,094
Diluted	22,375,144	22,375,094

See notes to unaudited condensed consolidated financial statements.

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30,
	2004	2003
	(As restated,	(As restated,
	see Note 13)	see Note 13)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$692,141	$345,394
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	80,429	157,339
Loss on disposal of property and equipment and intangibles	5,463	64
Issuance of compensatory stock options		10,000
Change in operating assets and liabilities:
Accounts receivable	(677,244)	119,008
Inventories	44,296	97,467
Income taxes receivable	(25,205)	(569)
Prepaid expenses and other current assets	66,534	9,866
Other assets	2,648	(26,151)
Accounts payable	(363,382)	(537,862)
Accrued expenses	(72,085)	(397,260)
Accrued restructuring costs	(43,726)	(129,696)
Customer deposits	40,636	8,103

Net cash used in operating activities	(249,495)	(344,297)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,140)	(43,449)
Proceeds from the sale of property and equipment	635	40

Net cash used in investing activities	(7,505)	(43,409)

		(Continued)

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	September 30,
	2004	2003
	(As restated,	(As restated,
	see Note 13)	see Note 13)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	12,085,262	5,048,982
Repayments on lines of credit	(11,841,138)	(4,704,833)
Repayments on notes payable	(4,031)	(213,667)
Repayments on capital leases	(5,416)	(7,998)

Net cash provided by financing activities	234,677	122,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,323)	(265,222)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903	489,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,580	$224,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION -Cash paid during the period for:
Interest	$127,279	$150,653
Taxes	$4,680

SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS -
Discount on issuance of note payable for legal services		$(5,784)

		(Concluded)
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

3.	INVENTORIES

At September 30, 2004 and June 30, 2004, inventories consisted of the following:

	September 30,	June 30,
	2004	2004

Raw materials	$731,063	$708,949
Work-in-process	65,102	-
Finished goods	6,613,511	6,693,999
Reserve for obsolescence	(721,430)	(670,406)

Inventories—net	$6,688,246	$6,732,542

4.	GOODWILL, INTANGIBLE AND OTHER ASSETS

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

Intangible and other asset amortization expense for the three months ended September 30, 2004 and 2003 was approximately $2,200 and $79,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

2005	$6,600
2006	8,800
2007	8,400
2008	8,400
2009	8,400
Thereafter	17,500

Total	$58,100

5.	LINES OF CREDIT AND NOTES PAYABLE

In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company’s senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the “Credit and Security Agreement”). The Credit and Security Agreement has no stated maturity date, but remains in effect until the borrower terminates the facility or the lender demands payment. Although there is no stated maturity, if the Line of Credit is terminated before certain dates, termination fees will be due Wells Fargo, as follows: on or before December 10, 2004, 3% of the maximum line, or $225,000; on or before December 10, 2005 2% of the maximum line, or $150,000; on or before December 10, 2006 1% of the maximum line, or $75,000. Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at September 30, 2004). As of September 30, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.00% (7.75% at September 30, 2004). Borrowings are secured by substantially all assets held by PrimeSource Healthcare and its subsidiaries. At September 30, 2004 and June 30, 2004, there were outstanding borrowings of $5,448,263 and $5,204,139, respectively. At September 30, 2004, there was $2,051,737 of availability under the PrimeSource Healthcare Line of Credit.

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

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants’ fees, $500,000 related to a remaining lease liability for a closed facility, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of theCompany’s senior management team, including the Company’s former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Accrued restructuring costs remaining at June 30, 2004 totaling $43,726 relating to certain contracts were paid during the quarter ended September 30, 2004.

7.	INCOME TAXES

At September 30, 2004 and June 30, 2004, the Company had deferred tax assets primarily resulting from federal net operating loss carryforwards of approximately $4,977,700 and $5,254,600, respectively. A full valuation allowance has been provided against these deferred tax assets as of September 30, 2004 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards. In addition, the Company’s federal net operating loss carryforwards may be subject to limitations relating to ownership changes.

The Company generated pre-tax income of $697,141 for the three-month period ended September 30, 2004. However, this amount is expected to be offset by federal net operating losses in the Company’s income tax return for the year ended June 30, 2005. The Company recognized income tax expense totaling $5,000 for the three-month period ended September 30, 2004 relating to state income taxes in states with no offsetting net operating loss carryforwards.

The Company generated pre-tax net income of $345,394 for the three-month period ended September 30, 2003. This amount was offset by net operating losses in the Company’s income tax return for the year ended June 30, 2004. The Company recognized no income tax expense for the three-month period ended September 30, 2003.

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

Operations that are not included in any of the segments are included in the category “Corporate/Other” and consist primarily of corporate staff operations, including unallocated corporate general and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation.

The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segments’ operations. Included in the total assets of the corporate operations are property and equipment, intangibles and other assets.

Sales between the manufacturing and surgical segments totaled $1,548,917 for the three-month period ended September 30, 2004, and $1,449,569, for the same period in 2003.

The Company charges a management fee allocation to each segment based on estimates of each segment’s corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below:

	Distribution -	Distribution -		Corporate/
	Surgical	Critical Care	Manufacturing	Other	Elimination	Total

Net revenues
2004	$7,555,742	$3,180,578	$3,381,507		$(1,548,917)	$12,568,910
2003	7,298,033	2,927,299	3,386,553		(1,449,569)	12,162,316

Net income
2004	342,083	130,594	225,042	$(5,578)		692,141
2003	214,315	(3,176)	295,349	(161,094)		345,394

Depreciation and amortization
2004	29,179	338	48,707	2,205		80,429
2003	32,850	177	44,764	79,548		157,339

Interest expense
2004	43,536	46,687	36,089	967		127,279
2003	87,115	31,152	25,228	12,904		156,399

Total assets
September 30, 2004	24,425,814	2,894,519	2,953,405	113,769		30,387,507
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620		29,899,246

Net goodwill
September 30, 2004	12,660,950	607,981	2,687,952			15,956,883
June 30, 2004	12,660,950	607,981	2,687,952			15,956,883

9.      INCOME PER SHARE

Income per share amounts are calculated using income available (loss attributable) to common stockholders and weighted average common shares outstanding, which consisted of the following for the three months ended September 30, 2004:

	Three months ended
	September 30,
	2004	2003
Numerator:
Net income	$962,141	$345,394

Weighted average common shares for the
purpose of calculating diluted income per share	22,375,144	22,375,094

For the three months ended September 30, 2004 and 2003, options and warrants to purchase common stock totaling 26,546,150 and 26,732,996, respectively, were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the estimated fair value of the Company’s common stock. The effect of conversion of preferred shares was also excluded as the effect would be antidilutive.

10.	PREFERRED STOCK

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. At both September 30, 2004 and June 30, 2004, 222,501 shares of Series G Stock were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. As of September 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,234,008, and were included in the carrying amount of the Series G Stock in the consolidated balance sheet.

The Company’s Series G Stock was initially issued August 6, 2002, in connection with a recapitalization of the Company’s equity structure (the “Recapitalization”). Certain other classes of outstanding preferred stock, including Series C Redeemable, Convertible Preferred Stock and Series F Redeemable, Convertible Preferred Stock, were converted to common stock. Another class of outstanding preferred stock, Series F Redeemable, Convertible Preferred Stock, was exchanged for Series G Stock, and additional shares of Series G Stock were issued for cash consideration. Warrants to purchase common stock were issued to the Series C, F, E and G Stockholders, and previously issued warrants to purchase common stock held by these stockholders were repriced.

The Series G Stock was originally recorded at the original issue price of $32.00 per share. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first redemption date of June 30, 2005. At September 30, 2004, cumulative accretion totaled $5,189,394.

During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and have a 10 year life. Compensation expense totaling $10,000 was recognized for the quarter ended September 30, 2003 related to these options.

On October 15, 2003, an option for the purchase of one share of Series G Stock was exercised for $16. At June 30, 2004, the remaining 7,499 options were vested and exercisable.

11.	STOCK OPTIONS AND WARRANTS

Options - At September 30, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Warrants - At September 30, 2004, the Company had warrants outstanding, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2004.

Changes in shares under options and warrants for the period ended September 30, 2004 are as follows:

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, July 1, 2004	9,787,930	$0.49	16,774,768	$0.02

Forfeited	(16,548)	1.82

Balance, September 30, 2004	9,771,382	$0.49	16,774,768	$0.02

Vested and exercisable, September 30, 2004	6,835,841		16,774,768

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

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

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s loss attributable to common stockholders and per share amounts for the three months ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below:

	Three Months Ended
	September 30,
	2004	2003

Net income, as reported	$692,141	$345,394

Stock-based employee compensation expense determined under fair-value method	(28,447)	(37,865)

Proforma net income	663,694	307,529

Dividends and accretion of preferred stock	(875,331)	(845,831)

Pro forma loss attributable to common stockholders	$(211,637)	$(538,302)

Loss per share:
Basic- as reported	$(0.01)	$(0.02)
Basic- pro forma	(0.01)	(0.02)

Diluted- as reported	(0.01)	(0.02)
Diluted- pro forma	(0.01)	(0.02)

Black-Scholes Assumptions:
Risk-free interest rate	4.23%	2.32%
Expected volatility	50%	50%
Expected lives - in years	6	3
Expected dividend yield	0%	0%

12.	COMMITMENTS AND CONTINGENCIES

On October 20, 2004, the Board of Directors recommended that the Company’s Articles of Organization be amended and restated to change the Company’s name from PrimeSource Healthcare, Inc. to LXU Healthcare, Inc. The Board recommended the adoption of the Amendment of the Articles after a claim was asserted against the Company by PrimeSource Healthcare Systems, Inc. an Illinois corporation, for, among other things, trademark infringement and unfair competition. The Company has not been served with the complaint. As a result of settlement discussions, the parties have agreed that the dispute can be resolved by changing the Company’s name. The name change has been submitted for vote at the Company’s annual shareholders meeting on December 10, 2004.

During the quarter ended December 31, 2004, the Company agreed in principle to resolve a legal matter with a former employee.  As a result, the Company has accrued certain amounts in other expense relating to the matter.

The Company is also involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

13.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the quarter ended September 30, 2004, the Company determined that the Company’s Series G Stock should not have been classified as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). In addition, the Company determined that the accounting treatment originally afforded to certain aspects of the recapitalization of the Company’s equity at the time of the original issuance of the Series G Preferred Stock in August 2002 (the “Recapitalization”), including the issuance of warrants to purchase common stock, the repricing of previously issued warrants to purchase common stock and related accretion of these amounts was incorrect, as discussed below. The Company also determined that certain amounts included in net sales for the years ended June 30, 2002, 2003 and 2004 should have been recorded as commissions and service revenues in the statements of operations.

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

The Company originally recorded a beneficial conversion feature relating to the Series G Stock based on its intrinsic value in accordance with EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF No. 00-27”), and did not separately account for the conversion feature as an embedded derivative for the conversion and redemption features in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The Company has now determined that the conversion feature represents an embedded derivative that should have been separated from the preferred stock based on its relative fair value and that it should not have recognized a beneficial conversion feature under EITF No. 00-27. The Company has valued the embedded derivative using the Black-Scholes model with the following assumptions: weighted average risk-free discount rate 1.68%; 0% expected dividend; 50% volatility; and an expected life of 3 years, and determined that it had no value at the date of issuance, because the fair value of the common stock was less than $.01 per share. Accordingly, the value originally assigned to the beneficial conversion feature has been adjusted to zero from date of issuance. Future changes in the fair value of the derivative will result in a charge or credit to income during the period of change.

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

As a result, the Company’s financial statements have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

Total liabilities	$19,405,502	$11,122,998	$19,465,811	$11,326,878
Series G redeemable, convertible preferred
stock	8,282,504	13,409,950	8,138,933	12,534,619
Additional paid-in capital	19,295,451	31,372,665	19,295,451	31,372,665
Accumulated deficit	(8,537,197)	(25,741,857)	(9,085,767)	(25,741,857)
Net stockholders' equity	10,982,005	5,854,559	10,433,435	6,037,749

	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
	As previously reported	As restated	As previously reported	As restated

Net product sales	$-	$11,892,297	$-	$11,327,240
Commissions and service revenues	-	676,613	-	835,076
Net sales	12,568,910	12,568,910	12,162,316	12,162,316

Interest expense	(270,850)	(127,279)	(299,969)	(156,399)
Income from operations	553,570	697,141	201,824	345,394
Net income	548,570	692,141	201,824	345,394
Dividends and accretion on preferred stock	-	(875,331)	-	(845,831)
Loss attributable to common
stockholders	-	(183,190)	-	(500,437)

Income (loss) per share:
Basic	0.02	(0.01)	0.01	(0.02)
Diluted	0.02	(0.01)	0.01	(0.02)

* * * * * *

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   THREE MONTHS ENDED SEPTEMBER 30, 2004

All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to us and our management are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q/A (Amendment No. 1) speak only as of the date that we have filed the report. We expressly disclaim any obligation or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.

As discussed in Note 13 to the condensed consolidated financial statements, the Company’s September 30, 2004 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Business Overview

General

We are a specialty medical products sales, marketing, manufacturing and service company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing. Today, we have three primary businesses: Specialty Medical Distribution- Surgical, Specialty Medical Distribution- Critical Care and Manufactured Products. The Company was incorporated on November 11, 1981. As of September 30, 2004, we had 136 employees and generated total revenue of $12.6 million for the quarter ended September 30, 2004.

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

We believe our Manufactured Products business continues to lead the surgical headlamp business and focuses its research and development efforts on new and innovative products which can be sold through our distribution segment.

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

Within the Surgical business, the primary specialties are Cardio Vascular, Endoscopy, General Surgery and Gynecology.

Within the Critical Care business, the primary specialties are Neonatal Intensive Care and Maternal and Child Care.

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

Results of Operations

Net Revenues—Net revenues increased $406,594, or 3.3%, in the three-month period ended September 30, 2004, relative to the comparable period in 2003 primarily due to higher product sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Sales of the Luxtec product increased approximately $245,000 in the three months ended September 30, 2004 compared to the same period in 2003. Revenues from our agency business for the three-month period ended September 30, 2004 was approximately $125,000 less than in the same period in 2003.

Cost of Products Sold—Cost of products sold increased to 63.7% of net product sales for the three months ended September 30, 2004, compared to 67.7% of net product sales, for the same period in 2003. The increase of $337,572, or 4.4%, in the three-month period ended September 30, 2004 relative to the comparable period in 2003 was primarily the result of the corresponding increase in net product sales, as discussed above. The increase in cost of products sold as a percentage of net product sales in the three-month period ended September 30, 2004 compared to the same period in 2003 is due primarily to the difference in product mix between Luxtec and Specialty Medical Distribution products.

Gross Profit—Gross profit was 38.4% of net product sales for the three months ended September 30, 2004, and 39.7% of net product sales for the same period in 2003. The increase of $69,022, or 1.5%, in the three-month period ended September 30, 2004 relative to the comparable period in 2003 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Gross profit of the Luxtec product increased approximately $80,000 in the three months ended September 30, 2004 compared to the same period in 2003. The decrease in gross profit margins, as a percentage of net product sales in the three-month period ended September 30, 2004 compared to the same period in 2003, is primarily due to a difference in product mix sold as discussed above. Gross profit from our agency business for the three-month period ended September 30, 2004 was approximately $125,000 less than in the same period in 2003.

Selling Expenses—Selling expenses decreased $23,952 for the three nine months ended September 30, 2004 compared to the same period in 2003. The decrease is primarily due to lower employee benefits and travel and entertainment expenses offset by increased selling commissions. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net revenues do not generally fluctuate when the product mix of agency and stocking sales varies.

General and Administrative Expenses—General and administrative expenses were 12.0% of net revenues, for the three months ended September 30, 2004, compared to 14.3% for the same period in 2003. The decrease of $229,908, or 13.2%, for the three-month period is primarily the result of decreasing legal fees and lower salaries due to the consolidation of positions as certain employees left the Company.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to 0.6% of net revenues for the three months ended September 30, 2004, compared to 1.3% of net revenues, for the same period in 2003. The decrease of $76,910, or 48.9%, in depreciation and amortization expenses is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the quarter ended September 30, 2004.

Interest Expense—The decrease in interest expense of $29,120, or 18.6%, for the three months ended September 30, 2004 is the result of non-recurring fees on the Company’s senior debt in the quarter ended September 30, 2003. Interest expense on the Company’s senior debt decreased by $23,374 during the three-month period ended September 30, 2004 over the same period in 2003.

Income Tax Provision—The Company recorded $5,000 of income tax expense for the three-month period ended September 30, 2004 and no income tax expense for the same period in 2003. Although the majority of the Company’s current year taxable income for federal and certain states can be eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company is still be subject to income taxes in certain state jurisdictions for the year ending June 30, 2005 which have limitations on the use of its net operating loss carryforwards.

Net Income—Net income increased for the three months ended September 30, 2004, compared to the same period in 2003. The increase of $346,747 for the three-month period resulted primarily from the increase in gross profit and the decrease in both selling expenses and general and administrative expenses discussed above.

Liquidity and Capital Resources

Year to date performance through September 2004 continues to allow us to maintain our cash and retain our credit availability at its higher benchmark since the refinancing of the Company’s senior debt. Our cash and availability remains relatively stable due to the consistent sales in the quarter ended September 30, 2004 and working capital management. We expect our cash position to remain stable based on projected second quarter net sales, reductions in non-operating cash outflows and containment or further reductions in operating expenses.

At September 30, 2004, we had working capital of $2,410,527 compared to $1,688,823 at June 30, 2004. The increase in our working capital was primarily the result of decreased accounts payable, accrued expenses and current obligations for long-term debt and increases in accounts receivable and inventory balances, offset by the increase in the line of credit. Accounts payable, accrued expenses and obligations for long-term debt were paid with the cash generated from operations and the increased availability of the line of credit, as discussed below.

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no impairment in its existing goodwill balances.

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

Product sales are recognized as revenue when the title transfers, generally when shipped.

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

PRIMESOURCE HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

This section has been updated to give effect to the restatement as discussed in Note 13 to the condensed consolidated financial statements.

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective. The errors identified and discussed in Note 13  of the unaudited condensed consolidated financial statements were principally the result of the misapplication of the accounting guidance of  SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to the Company's Series G Redeemable Convertible Preferred Stock ("Series G Stock"), and also the misapplication of EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock to the original accounting for the same Series G Stock as of August 6, 2002. The errors were identified during January 2005. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement is a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s internal controls. The material weakness was caused by an inadequate control over the review process of the implementation of new accounting guidance, and the application of accounting guidance to new transactions. The Company is evaluating steps to enhance the operation and effectiveness of our internal controls over new accounting guidance and new transactions.

Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act. This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

PRIMESOURCE HEALTHCARE, INC. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRIMESOURCE HEALTHCARE, INC.

(Registrant)

February 22, 2005   /s/ Shaun D. McMeans
Date                                                                             Shaun D. McMeans
Chief Financial Officer
(Principal Accounting Officer and Duly
Authorized Executive Officer)

