Form 10-Q
period 2004-12-31
LXU Healthcare, Inc.
filed 2005-02-22
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number—000-14961

LXU HEALTHCARE, INC.
(Formerly PrimeSource Healthcare, Inc.)
(Exact name of registrant as specified in its charter)

                Massachusetts                            04-2741310
 (State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                  Identification No.)

3708 E. Columbia Street, Tucson, AZ 85714
(Address of principal executive offices) (Zip code)

(520) 512-1100
(Registrant’s telephone number, including area code)

PrimeSource Healthcare, Inc.
(Former name)

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

Yes _____ No X .

On February 21, 2005, there were 22,375,144 shares of the Registrant’s common stock outstanding.

LXU HEALTHCARE, INC. (FORMERLY PRIMESOURCE HEALTHCARE, INC.)
TABLE OF CONTENTS

Part  I   Financial Information
    Page

Item 1.   Unaudited Condensed Financial Statements

Condensed Consolidated Balance Sheets (As restated, see Note 13)
as of December 31, 2004 and June 30, 2004                                                               3

Condensed Consolidated Statements of Income (As restated, see Note 13)
for the three and six months ended December 31, 2004 and 2003                                                  5

Condensed Consolidated Statements of Cash Flows (As restated, see Note 13)
for the six months ended December 31, 2004 and 2003                                                          6

Notes to Condensed Consolidated Financial Statements                                                         8

Item 2.   Management’s Discussion and Analysis of Financial Condition and
                          Results of Operations                                                                           19

Item 3.    Quantitative and Qualitative Disclosure about Market Risk                                                  25

Item 4.    Controls and Procedures                                                                     25

Part II   Other Information

Item 1.    Legal Proceedings                                                                        26

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                                    26

Item 6.    Exhibits                                                                                  26

Signatures                                                                           27

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,008	$98,903
Accounts receivable—net of allowance for doubtful accounts
of approximately $105,000 and $132,000, respectively	7,558,210	5,718,346
Inventories—net	7,224,515	6,732,542
Income taxes receivable	156,913	129,913
Prepaid expenses and other current assets	184,981	224,865

Total current assets	15,157,627	12,904,569

PROPERTY AND EQUIPMENT—Net	800,679	887,325

INTANGIBLE ASSETS—Net of accumulated amortization
of $248,975 and $244,565, respectively	55,863	60,273

GOODWILL—Net	15,956,883	15,956,883

OTHER ASSETS	77,713	90,196

TOTAL	$32,048,765	$29,899,246

		(Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31,	June 30,
	2004	2004

CURRENT LIABILITIES:
Accounts payable	$4,363,895	$4,253,295
Accrued expenses	1,562,739	1,509,432
Accrued restructuring costs		43,726
Customer deposits	201,317	166,873
Lines of credit	5,561,334	5,204,139
Current portion of notes payable	54,287	16,713
Current portion of capital lease obligations	22,604	21,568

Total current liabilities	11,766,176	11,215,746

CAPITAL LEASE OBLIGATIONS—Net of current portion	10,483	22,149

NOTES PAYABLE—Net of current portion	43,250	88,983

Total liabilities	11,819,909	11,326,878

COMMITMENTS AND CONTINGENCIES (Notes 5, 10, 11 and 12)

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK—
No par value—authorized 230,000 shares; issued and outstanding,
222,501 shares; aggregate liquidation value of $15,653,801 and
$15,294,342, respectively	14,285,281	12,534,619

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—authorized 75,000,000 shares; issued and
outstanding, 22,375,144 shares	223,751	223,751
Additional paid-in capital	31,372,665	31,372,665
Accumulated deficit	(25,652,841)	(25,558,667)

Net stockholders' equity	5,943,575	6,037,749

TOTAL	$32,048,765	$29,899,246

		(Concluded)
See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE AND SIX MONTHS ENDED DECEMBER 31, 2004 and 2003

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(As restated,		(As restated,
		see Note 13)		see Note 13)
REVENUES:
Net product sales	$13,171,926	$11,683,748	$25,064,223	$23,010,988
Commissions and service revenues	587,534	856,997	1,264,147	1,692,073

Net revenues	13,759,460	12,540,745	26,328,370	24,703,061

COST OF PRODUCT SOLD	8,771,844	7,853,005	16,775,306	15,518,895

GROSS PROFIT	4,987,616	4,687,740	9,553,064	9,184,166

OPERATING EXPENSES:
Selling expenses	1,931,099	2,026,450	3,925,395	4,044,698
General and administrative expenses	1,818,168	1,671,203	3,328,582	3,411,525
Depreciation and amortization expenses	80,738	172,912	161,167	330,251

Total operating expenses	3,830,005	3,870,565	7,415,144	7,786,474

OPERATING INCOME	1,157,611	817,175	2,137,920	1,397,692

INTEREST EXPENSE	(116,827)	(288,493)	(244,106)	(444,891)

OTHER EXPENSE	(66,136)	(48,070)	(222,025)	(126,794)

INCOME FROM OPERATIONS	974,648	480,612	1,671,789	826,007

INCOME TAX PROVISION	(10,300)	(51,000)	(15,300)	(51,000)

NET INCOME	964,348	429,612	1,656,489	775,007

DIVIDENDS AND ACCRETION ON
PREFERRED STOCK	(875,331)	(845,835)	(1,750,662)	(1,691,666)

INCOME AVAILABLE (LOSS ATTRIBUTABLE)
TO COMMON STOCKHOLDERS	$89,017	$(416,223)	$(94,173)	$(916,659)

LOSS PER SHARE:
Basic	$0.00	$(0.02)	$0.00	$(0.04)
Diluted	$0.00	$(0.02)	$0.00	$(0.04)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF LOSS PER SHARE:
Basic	22,375,144	22,375,136	22,375,144	22,375,115
Diluted	22,375,144	22,375,136	22,375,144	22,375,115

See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly PrimeSource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

	Six months ended
	December 31,
	2004	2003
		(As restated,
		see Note 13)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,656,489	$775,007
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	161,167	330,251
Loss on disposal of property and equipment and intangibles	5,990	39,669
Issuance of compensatory stock options		10,000
Debt forgiveness		(150,000)
Change in operating assets and liabilities:
Accounts receivable	(1,839,864)	450,320
Inventories	(491,973)	154,721
Income taxes receivable	(27,000)	(570)
Prepaid expenses and other current assets	39,884	(28,714)
Other assets	12,480	(65,995)
Accounts payable	110,600	(1,210,095)
Accrued expenses	53,306	(608,716)
Accrued restructuring costs	(43,726)	(389,920)
Customer deposits	34,444	64,648

Net cash used in operating activities	(328,203)	(629,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(76,733)	(71,605)
Proceeds from the sale of property and equipment	635	40

Net cash used in investing activities	(76,098)	(71,565)

		(Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Six months ended
	December 31,
	2004	2003
		(As restated,
		see Note 13)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	24,695,346	16,511,507
Repayments on lines of credit	(24,338,151)	(15,843,098)
Repayments on notes payable	(8,159)	(324,923)
Repayments on capital leases	(10,630)	(15,725)
Proceeds from issuance of stock		32

Net cash provided by financing activities	338,406	327,793

NET DECREASE IN CASH AND CASH EQUIVALENTS	(65,895)	(373,166)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903	489,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$33,008	$116,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION -Cash paid during the period for:
Interest	$387,677	$248,187
Taxes	$15,250	$51,000

SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS -
Discount on issuance of note payable for legal services		$(11,640)

		(Concluded)
See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

NOTES TO UNAUDITED condensed CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.	BASIS OF PRESENTATION

On October 20, 2004, the Board of Directors recommended that the Company’s Articles of Organization be amended and restated to change our name from PrimeSource Healthcare, Inc. to LXU Healthcare, Inc. The Board recommended the adoption of the Amendment of the Articles after a claim was asserted against the Company by PrimeSource Healthcare Systems, Inc. an Illinois corporation, for, among other things, trademark infringement and unfair competition. The Company was not served with the complaint and as a result of settlement discussions, the parties agreed that the dispute could be resolved by changing the Company’s name. On December 10, 2004 at the annual stockholders meeting the stockholders approved the proposed name change.

The unaudited condensed consolidated financial statements include the accounts of LXU Healthcare, Inc. (“LXU Healthcare”) and its subsidiaries (collectively, “LXU” or the “Company”). The Company’s wholly owned operating subsidiaries include LXU Healthcare, Inc - Medical Specialty Products, formerly PrimeSource Surgical, Inc., (“LXU-Medical Specialty Products”) and Bimeco, Inc. (“Bimeco”). All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

LXU Healthcare, Inc., a Massachusetts corporation formerly known as Primesource Healthcare, Inc., is a specialty medical products sales, marketing and manufacturing company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

2.	NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not determined what the impact of adoption of SFAS No. 123 (R) will be on the financial statements of the Company.

3.      INVENTORIES

At December 31, 2004 and June 30, 2004, inventories consisted of the following:

	December 31,	June 30,
	2004	2004

Raw materials	$850,321	$708,949
Work-in-process	208,850	-
Finished goods	6,974,384	6,693,999
Reserve for obsolescence	(809,040)	(670,406)

Inventories—net	$7,224,515	$6,732,542

4.	GOODWILL, INTANGIBLE AND OTHER ASSETS

At both December 31, 2004 and June 30, 2004, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not subject to amortization.

In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no impairment in its existing goodwill balances.

At December 31, 2004 and June 30, 2004, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $248,975 and $244,565, respectively.

The Company also had other intangible assets included in other assets on the balance sheet consisting primarily of security deposits with a total cost of $77,713 and $90,196, respectively.

Intangible and other asset amortization expense for the six months ended December 31, 2004 and 2003 was approximately $4,400 and $79,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

2005	$4,400
2006	8,800
2007	8,400
2008	8,400
2009	8,400
Thereafter	17,500

Total	$55,900

5.      LINES OF CREDIT AND NOTES PAYABLE

The Company’s senior debt financing is provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business  Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU - Medical  Specialty Products, Bimeco and Wells Fargo (the “Credit and Security Agreement”).  The Credit and Security Agreement  has no stated maturity date, but remains in effect until the borrower terminates the credit facility or the lender demands payment. Although there is no stated maturity, if  the Line of  Credit is terminated  before certain dates, termination fees  will be due Wells Fargo, as follows:  on  or  before December 10, 2005  2%  of  the maximum line, or  $150,000;  on or before December 10,  2006  1%  of  the  maximum line, or  $75,000.  Pursuant to  the  Credit and Security Agreement, the maximum amount  available to borrow  under  the PrimeSource Healthcare Line  of  Credit  is limited  to the lesser of  $7,500,000  or a certain percentage of accounts  receivable  and  inventory,  as  defined  by  the Credit and  Security  Agreement  ($7,500,000 at December 31, 2004).   As of December 31, 2004, borrowings bore interest at Wells Fargo’s prime rate plus  3.00%  (8.25% at December 31, 2004).  Borrowings are secured by  substantially all assets held by LXU Healthcare and its subsidiaries. At December 31, 2004 and June 30, 2004, there were outstanding borrowings of $5,561,334 and $5,204,139, respectively. At December 31, 2004, there was $1,938,666 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of December 31, 2004.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2005. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005. At December 31, 2004 and June 30, 2004, Luxtec had outstanding borrowings of $54,287 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at both December 31, 2004 and June 30, 2004.

6.	RESTRUCTURING AND OTHER CHARGES

In October 2001, LXU Healthcare engaged a restructuring agent to evaluate the Company’s operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company’s operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company’s balance sheet through the refinancing of the Company’s senior bank debt and the reduction of debt levels through improved earnings.

As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants’ fees, $500,000 related to a remaining lease liability for a closed facility, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released along with resignation of several members of the Company’s senior management team, including the Company’s former Chief Executive Officer, its former Chief Financial Officer and its former Chairman and Executive Vice President. Accrued restructuring costs remaining at June 30, 2004 totaling $43,726 relating to certain contracts were paid during the six months ended December 31, 2004.

7.	INCOME TAXES

At December 31, 2004 and June 30, 2004, the Company had deferred tax assets primarily resulting from federal net operating loss carryforwards of approximately $4,589,600 and $5,254,600, respectively. A full valuation allowance has been provided against these deferred tax assets as of December 31, 2004 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards. In addition, the Company’s federal net operating loss carryforwards may be subject to limitations relating to ownership changes.

The Company generated pre-tax income of $974,648 and $1,671,789 for the three and six-month period ended December 31, 2004. However, this amount is expected to be offset by federal net operating losses in the Company’s income tax return for the year ending June 30, 2005. The Company recognized income tax expense totaling $10,300 and $15,300 for the three and six-month period ended December 31, 2004 relating to state income taxes in states with no offsetting net operating loss carryforwards.

The Company generated pre-tax net income of $480,612 and $826,007 for the three and six-month periods ended December 31, 2003. This amount was offset by net operating losses in the Company’s income tax return for the year ended June 30, 2004. The Company recognized income tax expense totaling $51,000 and $51,000, respectively, for the three and six-month periods ended December 31, 2003 relating to income taxes due in states with no offsetting net operating loss carryforwards.

8.	SEGMENT REPORTING

The Company is organized into three operating segments based on management’s operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services—Surgical, and Specialty Distribution Services—Critical Care. A description of each segment and principal products and operations is as follows:

Specialty Medical Products Manufacturing—This segment includes the Massachusetts division acquired in March 2001, referred to as Luxtec (“Luxtec”), which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries.

Specialty Distribution Services—Surgical—The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as LXU- Medical Specialty Products.

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

Sales between the manufacturing and surgical segments totaled $1,863,799 and $3,412,716 for the three and six-month periods ended December 31, 2004, and $1,525,080 and $2,974,649 for the same periods in 2003.

The Company charges a management fee allocation to each segment based on estimates of each segment’s corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below for the three months ended December 31 and total assets as of the end of each period:

	Distribution -	Distribution -		Corporate/
	Surgical	Critical Care	Manufacturing	Other	Elimination	Total

Net revenues
2004	$8,195,168	$3,173,768	$4,254,323		$(1,863,799)	$13,759,460
2003	7,416,649	3,247,230	3,401,946		(1,525,080)	12,540,745

Net income
2004	410,774	114,648	425,765	$13,161		964,348
2003	280,307	143,624	358,599	(352,918)		429,612

Depreciation and amortization
2004	27,727	426	50,380	2,205		80,738
2003	32,989	293	46,246	93,384		172,912

Interest expense
2004	40,912	40,942	34,241	732		116,827
2003	38,729	22,604	26,231	200,929		288,493

Total assets
December 31, 2004	24,758,727	3,075,270	4,031,459	183,309		32,048,765
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620		29,899,246

Net goodwill
December 31, 2004	12,660,950	607,981	2,687,952			15,956,883
June 30, 2004	12,660,950	607,981	2,687,952			15,956,883

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below for the six months ended December 31 and total assets as of the end of each period:

	Distribution -	Distribution -		Corporate/
	Surgical	Critical Care	Manufacturing	Other	Elimination	Total

Net revenues
2004	$15,750,910	$6,354,346	$7,635,830		$(3,412,716)	$29,741,086
2003	14,714,682	6,174,529	6,788,499		(2,974,649)	27,677,710

Net income
2004	752,857	245,242	650,807	$7,583		1,656,489
2003	494,622	140,448	653,948	(514,011)		775,007

Depreciation and amortization
2004	56,906	764	99,087	4,410		161,167
2003	65,839	470	91,010	172,932		330,251

Interest expense
2004	84,448	87,629	70,330	1,699		244,106
2003	125,844	53,756	51,459	213,832		444,891

Total assets
December 31, 2004	24,758,727	3,075,270	4,031,459	183,309		32,048,765
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620		29,899,246

Net Goodwill
December 31, 2004	12,660,950	607,981	2,687,952			15,956,883
June 30, 2004	12,660,950	607,981	2,687,952			15,956,883

9.	INCOME PER SHARE

Income per share amounts are calculated using income available (loss attributable) to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and six months ended December 31, 2004:

	Three months ended		Six months ended
	December 31,		December 31,
	2004	2003	2004	2003
Numerator:
Net income	$964,348	$429,612	$1,656,489	$775,007

Weighted average common shares for the
purpose of calculating diluted income per share	22,375,144	22,375,136	22,375,144	22,375,115

For the three and six months ended December 31, 2004, options and warrants to purchase common stock totaling 26,527,828 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the price of the Company’s common stock. For the three and six months ended December 31, 2003, options and warrants to purchase common stock totaling 26,683,295 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive because the exercise price exceeded the estimated fair value of the Company’s common stock. The effect of conversion of preferred shares was also excluded as the effect would be antidilutive.

10.	PREFERRED STOCK

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. At both December 31, 2004 and June 30, 2004, 222,501 shares of Series G Stock were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. As of December 31, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,413,737, and were included in the carrying amount of Series G Stock in the consolidated balance sheet.

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

The Series G Stock was originally recorded at the original issue price of $32.00 per share. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first redemption date of June 30, 2005. At December 31, 2004, cumulative accretion totaled $5,840,012.

During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and have a 10 year life. For the six months ended December 31, 2003, the Company recorded compensation expense related to these options of $10,000.

On October 15, 2003, an option for the purchase of one share of Series G Stock was exercised for $16. At December 31, 2004, the remaining 7,499 options were vested and exercisable.

11.	STOCK OPTIONS AND WARRANTS

Options - At December 31, 2004, the Company had three stock-based employee compensation plans, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2004. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Warrants - At December 31, 2004, the Company had warrants outstanding, which are described more fully in Note 9 to the financial statements in the Company’s Annual Report on Form 10-K/A (Amendment No. 2) for the year ended June 30, 2004.

Changes in shares under options and warrants for the period ended December 31, 2004 are as follows:

	Options		Warrants
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Balance, July 1, 2004	9,787,930	$0.49	16,774,768	$0.02

Forfeited	(34,870)	3.06	0

Balance, December 31, 2004	9,753,060	$0.48	16,774,768	$0.02

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

Vested and exercisable, December 31, 2004	7,127,716		16,774,768

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amount of $10,000 for the three and six-month periods ended December 31, 2003, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option and warrant grants.

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s income available (loss attributable) to common stockholders and per share amounts for the three and six months ended December 31, 2004 and 2003 would have been the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income, as reported	$964,348	$429,612	$1,656,489	$775,007

Stock-based employee compensation expense determined under fair-value method	(23,417)	(37,537)	(51,864)	(75,402)

Proforma net income	940,931	392,075	1,604,625	699,605

Dividends and accretion on preferred stock	(875,331)	(845,835)	(1,750,662)	(1,691,666)

Pro forma income available (loss
attributable) to common stockholders	$65,600	$(453,760)	$(146,037)	$(992,061)

Loss per share:
Basic- as reported	$0.00	$(0.02)	$0.00	$(0.04)
Basic- pro forma	0.00	(0.02)	(0.01)	(0.04)

Diluted- as reported	0.00	(0.02)	0.00	(0.04)
Diluted- pro forma	0.00	(0.02)	(0.01)	(0.04)

Black-Scholes Assumptions:
Risk-free interest rate	4.23%	2.32%	4.23%	2.32%
Expected volatility	50%	50%	50%	50%
Expected lives - in years	6	3	6	3
Expected dividend yield	0%	0%	0%	0%

12.	COMMITMENTS AND CONTINGENCIES

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

13.    RESTATEMENT OF FINANCIAL STATEMENTS

The Company has filed amendments to its 2004 Form 10-K and its Form 10-Q for the quarter ended September 30, 2004 to restate the consolidated financial statements in these reports for the items discussed below.

Subsequent to the issuance of the Company's financial statements for the quarter ended December 31, 2004, the Company determined that the Company’s Series G Stock should not have been classified as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). In addition, the Company determined that the accounting treatment originally afforded to certain aspects of the recapitalization of the Company’s equity at the time of the original issuance of the Series G Preferred Stock in August 2002 (the “Recapitalization”), including the issuance of warrants to purchase common stock, the repricing of previously issued warrants to purchase common stock and related accretion of these amounts was incorrect, as discussed below. The Company also determined that certain amounts included in net sales for the years ended June 30, 2002, 2003 and 2004 should have been recorded as commissions and service revenues in the statements of operations.

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

As a result, the Company’s financial statements have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2003		December 31, 2003
	As previously reported	As restated	As previously reported	As restated

Net product sales	$-	$11,683,748	$-	$23,010,988
Commissions and service revenues	-	856,997	-	1,692,073
Net sales	12,540,745	12,540,745	24,703,061	24,703,061

Interest expense	(432,063)	(288,493)	(732,032)	(444,891)
Income from operations	337,042	480,612	538,866	826,007
Net income	286,042	429,612	487,866	775,007
Dividends and accretion on preferred stock	-	(845,835)	-	(1,691,666)
Income available (loss attributable) to
common stockholders	286,042	(416,223)	487,866	(916,659)

Loss per share:
Basic	0.01	(0.02)	0.02	(0.04)
Diluted	0.01	(0.02)	0.02	(0.04)

Net cash used in operating activities	-	-	(916,535)	(629,394)
Net cash provided by financing activities	-	-	614,934	327,793

* * * * * *

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
THREE AND SIX MONTHS ENDED DECEMBER 31, 2004

All statements contained herein that are not historical facts, including but not limited to, statements regarding our expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, the words “anticipates,” “believes,” “estimates,” “expects” and similar expressions as they relate to us and our manage-ment are intended to identify forward-looking statements. Although we believe that the expectations in such forward-looking statements are reasonable, we cannot assure that any forward-looking statements will prove to be correct. We wish to caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The forward-looking statements contained in this quarterly report on Form 10-Q speak only as of the date that we have filed the report. We expressly disclaim any obliga-tion or undertaking to update or revise any forward-looking statement contained in this report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.

As discussed in Note 13 to the condensed consolidated financial statements, the Company’s December 31, 2004 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Business Overview

General

We are a specialty medical products sales, marketing and manufacturing company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing. Today, we have three primary businesses, which are separately managed and present separate financial results: Specialty Medical Distribution- Surgical, Specialty Medical Distribution- Critical Care and Manufactured Products. As of December 31, 2004, we had 136 employees and generated total revenue of $13.8 million and $26.3 million for the three and six months ended December 31, 2004, respectively.

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

Products and Services

Specialty Medical Distribution

Within Specialty Medical Distribution, we have a Surgical business and a Critical Care business. The Surgical business is a regional sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers in the midwestern, mid-atlantic and southeastern United States. The Critical Care business is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

Within the Surgical business, the primary specialties are Cardio Vascular, Endoscopy, General Surgery and Gynecology.

Within the Critical Care business, the primary specialties are Neonatal Intensive Care and Maternal and Child Care.

The sale of specialty disposable products and capital equipment account for the majority of our revenues. Our capital equipment products are typically complex and require significant consultative selling to medical staff personnel, which is provided as part of our marketing and customer service efforts. Our specialty disposable products are often sold to support the capital equipment products and offer a recurring and stable source of revenue.

The Manufactured Products Division

We operate the Manufactured Products business through our Luxtec division (“Luxtec”), which designs, manufactures and markets fiber optic headlight and video camera systems, light sources, cables, retractors and surgical and other custom-made equipment for the medical and dental industries. Luxtec has developed a proprietary, fiber optic drawing system designed to manufacture optical glass to a specified diameter. The fibers are utilized in fiber optic cables, which are incorporated with Luxtec's surgical headlight systems and video camera systems, as well as into an array of fiber optic transilluminators utilized with Luxtec’s surgical instruments. Luxtec also markets replacement fiber optic cables, bulbs, and light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

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

Results of Operations

Net Revenues—Net revenues increased $1,218,715, or 9.7%, and $1,625,309, or 6.6%, in the three and six-month periods ended December 31, 2004, relative to the comparable periods in 2003 primarily due to higher product sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Sales of the Luxtec product increased approximately $512,000 and $759,000 in the three and six months ended December 31, 2004, respectively, compared to the same periods in 2003. Revenues from our agency business for the three and six-month period ended December 31, 2004 decreased approximately $253,000 and $378,000, respectively, over the same periods in 2003.

Cost of Products Sold—Cost of products sold increased to 66.6% and 66.9% of net product sales for the three and six months ended December 31, 2004, respectively, compared to 67.2% and 67.4% of net product sales, for the same periods in 2003, respectively. The increase of $918,839, or 11.7%, and $1,256,411, or 8.1%, in the three and six-month periods ended December 31, 2004, respectively, relative to the comparable periods in 2003 was primarily the result of the corresponding increase in net product sales, as discussed above. The decrease in cost of products sold as a percentage of net product sales in the three and six-month periods ended December 31, 2004 compared to the same periods in 2003 is due primarily to the difference in product mix between Luxtec and Specialty Medical Distribution products.

Gross Profit—Gross profit was 37.9% and 38.1% of net product sales for the three and six months ended December 31, 2004, respectively, and 40.1% and 39.9% of net product sales for the same periods in 2003, respectively. The increase of $299,876, or 6.0%, and $368,898, or 4.0%, in the three and six-month periods ended December 31, 2004, respectively, relative to the comparable periods in 2003 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Gross profit on the Luxtec product increased approximately $153,000 and $334,000 in the three and six months ended December 31, 2004 compared to the same period in 2003. The decrease in gross profit margins, as a percentage of net revenues in the three and six-month period ended December 31, 2004 compared to the same periods in 2003, is primarily due to a difference in product mix sold as discussed above.

Selling Expenses—Selling expenses decreased $95,351 and $119,303 for the three and six months ended December 31, 2004, respectively, compared to the same periods in 2003. The decrease was primarily due to lower employee benefit cost and travel and entertainment expenses offset by increased selling commissions. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net revenues do not generally fluctuate when the product mix of agency and stocking sales varies.

General and Administrative Expenses—General and administrative expenses were 13.2% and 12.6% of net revenues, for the three and six months ended December 31, 2004, respectively, compared to 13.3% and 13.8% for the same periods in 2003. The increase of $146,965, or 8.8%, for the three-month period is primarily the result of increased legal fees in the quarter ended December 31, 2004. The decrease of $82,943, or 2.4%, for the six-month period is a result of lower salary costs due to the consolidation of positions as certain employees left the Company.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to 0.6% of net revenues for the three and six months ended December 31, 2004, compared to 1.4% and 1.3% of net revenues, for the same periods in 2003, respectively. The decrease of $92,174, or 53.3%, and 169,084, or 51.2%, in depreciation and amortization expenses for the three and six months ended December 31, 2004, respectively, is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the quarter ended December 31, 2004.

Interest Expense—The decrease in interest expense of $171,666, or 59.5%, and $200,785, or 45.1%, for the three and six months ended December 31, 2004, respectively, is the result of non-recurring fees on the Company’s senior debt in the quarter ended December 31, 2003. Interest expense on the Company’s senior debt decreased by $139,490 during the six-month period ended December 31, 2004 over the same period in 2003.

Income Tax Provision—The Company recorded $10,300 and $15,300 of income tax expense for the three and six-month period ended December 31, 2004 compared to $51,000 of income tax expense for the same periods in 2003. Although the majority of the Company’s current year taxable income for federal and certain states can be eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company is still be subject to income taxes in certain state jurisdictions which have limitations on the use of its net operating loss carryforwards.

Liquidity and Capital Resources

Year to date sales performance through December 2004 continues to allow us to maintain our cash and retain our credit availability at its higher benchmark since the Company refinanced it senior debt in December 2003. Our cash and availability remains relatively stable, due to working capital management. We expect our cash position to remain stable as we experience sales growth over prior quarters, and effect reductions in non-operating cash outflows and operating expenses.

For the six months ended December 31, 2004 our cash used in operating activities was $328,203, driven by investment in inventory to support sales volumes and accounts receivable increases related to expanded territories for Luxtec’s product lines and certain new product lines.

At December 31, 2004, we had working capital of $3,391,451 compared to $1,688,823 at June 30, 2004. The increase in our working capital was primarily the result of increases in accounts receivable and inventory balances related to increased sales, offset by the increase in the line of credit and accounts payable.

In December 2003, we consolidated our previously outstanding senior debt facilities. Our senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU Healthcare- Medical Specialty Products, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at December 31, 2004). As of December 31, 2004, borrowings bore interest at Wells Fargo’s prime rate plus 3.00% (8.25% at December 31, 2004). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At December 31, 2004 and June 30, 2004, there were outstanding borrowings of $5,561,334 and $5,204,139, respectively. At December 31, 2004, there was $1,938,666 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. We were in compliance with these covenants as of December 31, 2004.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2005. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2005. At December 31, 2004 and June 30, 2004, Luxtec had outstanding borrowings of $54,287 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at December 31, 2004 and June 30, 2004.

As of December 31, 2004, we had $33,008 of cash. In addition, the principal source of our short-term borrowing is the PrimeSource Healthcare Line of Credit. As discussed above, at December 31, 2004, we had $1,938,666 of available credit under the PrimeSource Healthcare Line of Credit.

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

LXU HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risk exposure relates to outstanding debt. The outstanding balance of the Company’s credit facilities at December 31, 2004 is $5,561,334 all of which is subject to interest rate fluctuations. As a result, we have exposure relating to the fair value of our outstanding debt, which is a function of market interest rate changes and investor perception of the quality of the Company’s debt.

ITEM 4. CONTROLS AND PROCEDURES

This section has been updated to give effect to the restatement as discussed in Note 13 to the condensed consolidated financial statements.

As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective. The errors identified and discussed in Note 13  of the consolidated condensed financial statements were principally the result of the misapplication of the accounting guidance of  SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to the Company's Series G Redeemable Convertible Preferred Stock ("Series G Stock"), and also the misapplication of EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock to the original accounting for the same Series G Stock as of August 6, 2002. The errors were identified during January 2005. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement is a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s internal controls. The material weakness was caused by an inadequate control over the review process of the implementation of new accounting guidance, and the application of accounting guidance to new transactions. The Company is evaluating steps to enhance the operation and effectiveness of our internal controls over new accounting guidance and new transactions.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2004, the Company agreed in principle to resolve a legal matter with a former employee.  As a result, the Company has accrued certain amounts in other expense relating to the matter.

We are also subject to claims and suits arising in the ordinary course of our business. We believe that such legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a)    Exhibits

See Exhibit Index

LXU HEALTHCARE, INC. and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LXU HEALTHCARE, INC.

(Registrant)

February 22, 2005                   /s/ Shaun D. McMeans
Date                            Shaun D. McMeans
                                                                             Chief Financial Officer
                                                                             (Principal Accounting Officer and Duly
                                                                             Authorized Executive Officer)

INDEX TO EXHIBITS

3.1	Articles of Organization. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

3.2	Amendment, dated March 30, 1982, to Articles of Organization. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

3.3	Amendment, dated August 9, 1984, to Articles of Organization. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

3.4	Amendment, dated April 10, 1992, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1993).

3.5	Amendment, dated October 20, 1995, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

3.6	Amendment, dated October 20, 1995, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1995).

3.7	Amendment, dated September 16, 1996, to Articles of Organization. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

3.8	Certificate of Vote of Directors Establishing a Series of a Class of Stock dated September 16, 1996. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

3.9	Certificate of Correction dated October 4, 1996. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

3.10	Certificate of Correction dated October 4, 1996. (Incorporated by reference to Form 10-K, File No. 0-14961, filed for the fiscal year ended October 31, 1996).

3.11	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series B Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

3.12	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series C Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

3.13	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated February 27, 2001 (Series D Exchangeable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

3.14	Certificate of Correction dated March 2, 2001 (Series C Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

3.15	Certificate of Correction dated March 2, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on March 16, 2001).

3.16	Articles of Amendment to Articles of Organization, dated as of June 27, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

3.17	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated June 28, 2001 (Series E Convertible Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed on July 11, 2001).

3.18	Certificate of Correction dated July 13, 2001. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

3.19	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated January 23, 2002 (Series F Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 10-Q, File No. 0-14961, filed on February 14, 2002).

3.20	Certificate of Vote of Directors Establishing a Series or a Class of Stock, dated August 6, 2002 (Series G Convertible Redeemable Preferred Stock). (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

3.21	Articles of Amendment to Articles of Organization, dated as of December 17, 2002. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed February 14, 2003).

   3.22   Amended and Restated By-Laws (Incorporated by reference to Form 8-K, File No. 0 -14961, filed August 8, 2002).

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

4.2	Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

4.3	Second Amended and Restated Registration Rights, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

4.4	Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

4.5	Co-Sale Agreement, dated August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

10.1	Employment Agreement, entered into between PrimeSource Healthcare, Inc. and Bradford C. Walker, effective upon the Initial Closing as defined in the Purchase Agreement dated as of August 6, 2002. (Incorporated by reference to Form 10-K, File No. 0-14961, filed September 30, 2002).

10.2	Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

10.3	Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

10.4	Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

10.5	Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.6	Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.7	Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.8	Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.9	Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

10.10	Credit and Security Agreement, dated as of December 10, 2003, by and among PrimeSource Healthcare, Inc., PrimeSource Surgical, Inc., Bimeco, Inc. and Wells Fargo Business Credit, Inc. (Incorporated by reference to Form 8-K, File No. 0-14961, filed December 17, 2003).

10.11	Waiver Agreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

10.12	Severance Agreement, dated September 5, 2003, by and between PrimeSource Healthcare, Inc. and Bradford C. Walker. (Incorporated by reference to Form 8-K, File No. 0-14961, filed September 8, 2003).

21.1	Subsidiaries of the Registrant.

31.1	Certification of the President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

