Form 10-Q
period 2005-03-31
LXU Healthcare, Inc.
filed 2005-05-16
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number—000-14961

LXU HEALTHCARE, INC.
(Formerly PrimeSource Healthcare, Inc.)
(Exact name of registrant as specified in its charter)

Massachusetts	04-2741310
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes _X    No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ___   No _X  .

On April 12, 2005, there were 22,375,144 shares of the Registrant’s common stock outstanding.

LXU HEALTHCARE, INC. (FORMERLY PRIMESOURCE HEALTHCARE, INC.)
TABLE OF CONTENTS

Part I	Financial Information		Page

	Item 1.	Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2005
		and June 30, 2004	3

		Condensed Consolidated Statements of Income for the three and
		nine months ended March 31, 2005 and 2004 (As restated, see Note 12)	5

		Condensed Consolidated Statements of Cash Flows for the nine months
		ended March 31, 2005 and 2004 (As restated, see Note 12)	6

		Notes to Condensed Consolidated Financial Statements	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and
		Results of Operations	20

	Item 3.	Quantitative and Qualitative Disclosure about Market Risk	27

	Item 4.	Controls and Procedures	27

Part II	Other Information

	Item 1.	Legal Proceedings	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 6.	Exhibits	28

Signatures			29

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$47,636	$98,903
Accounts receivable—net of allowance for doubtful accounts
of approximately $49,000 and $132,000, respectively	6,672,708	5,718,346
Inventories—net	7,948,328	6,732,542
Income taxes receivable	157,781	129,913
Prepaid expenses and other current assets	147,877	224,865

Total current assets	14,974,330	12,904,569

PROPERTY AND EQUIPMENT—Net	772,328	887,325

INTANGIBLE ASSETS—Net of accumulated amortization of
approximately $251,000 and $245,000, respectively	53,658	60,273

GOODWILL—Net	15,956,883	15,956,883

OTHER ASSETS	77,713	90,196

TOTAL	$31,834,912	$29,899,246

		(Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	June 30,
	2005	2004

CURRENT LIABILITIES:
Accounts payable	$4,306,511	$4,253,295
Accrued expenses	1,596,852	1,509,432
Accrued restructuring costs		43,726
Customer deposits	177,138	166,873
Lines of credit	4,485,828	5,204,139
Current portion of notes payable	17,942	16,713
Current portion of capital lease obligations	30,403	21,568

Total current liabilities	10,614,674	11,215,746

CAPITAL LEASE OBLIGATIONS—Net of current portion	23,131	22,149

NOTES PAYABLE—Net of current portion	75,369	88,983

Total liabilities	10,713,174	11,326,878

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 11)

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK—
No par value—authorized 230,000 shares; issued and outstanding,
222,501 shares; aggregate liquidation value of $15,772,722 and
$15,294,342, respectively	15,084,681	12,534,619

STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value—authorized 75,000,000 shares; issued and
outstanding, 22,375,144 shares	223,751	223,751
Additional paid-in capital	31,372,665	31,372,665
Accumulated deficit	(25,559,359)	(25,558,667)

Net stockholders' equity	6,037,057	6,037,749

TOTAL	$31,834,912	$29,899,246

		(Concluded)
See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
THREE AND NINE MONTHS ENDED MARCH 31, 2005 and 2004

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
		(As restated,		(As restated,
		see Note 12)		see Note 12)
REVENUES:
Net product sales	$13,473,173	$11,641,953	$38,537,396	$34,652,941
Commissions and service revenues	603,117	611,462	1,867,264	2,303,535

Net revenues	14,076,290	12,253,415	40,404,660	36,956,476

COST OF PRODUCT SOLD	8,998,049	7,956,448	25,773,355	23,475,343

GROSS PROFIT	5,078,241	4,296,967	14,631,305	13,481,133

OPERATING EXPENSES:
Selling expenses	2,212,648	1,994,911	6,138,043	6,039,609
General and administrative expenses	1,770,181	1,641,348	5,098,763	5,052,873
Depreciation and amortization expenses	82,854	81,487	244,021	411,738

Total operating expenses	4,065,683	3,717,746	11,480,827	11,504,220

OPERATING INCOME	1,012,558	579,221	3,150,478	1,976,913

INTEREST EXPENSE	(118,058)	(164,926)	(362,164)	(609,818)

OTHER EXPENSE	(1,019)	109	(223,094)	(126,685)

INCOME FROM OPERATIONS	893,481	414,404	2,565,220	1,240,410

INCOME TAX PROVISION	(600)	(13,600)	(15,850)	(64,600)

NET INCOME	892,881	400,804	2,549,370	1,175,810

DIVIDENDS AND ACCRETION ON
PREFERRED STOCK	(799,400)	(838,275)	(2,550,062)	(2,529,941)

INCOME AVAILABLE (LOSS ATTRIBUTABLE)
TO COMMON STOCKHOLDERS	$93,481	$(437,471)	$(692)	$(1,354,131)

LOSS PER SHARE:
Basic	$0.00	$(0.02)	$0.00	$(0.06)
Diluted	$0.00	$(0.02)	$0.00	$(0.06)

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF LOSS PER SHARE:
Basic	22,375,144	22,375,144	22,375,144	22,375,125
Diluted	22,375,144	22,375,144	22,375,144	22,375,125

See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
NINE MONTHS ENDED MARCH 31, 2005 and 2004

	Nine months ended
	March 31,
	2005	2004
		(As restated,
		see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$2,549,370	$1,175,810
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	244,021	411,738
Loss on disposal of property and equipment and intangibles	5,986	39,669
Issuance of compensatory stock options		10,000
Debt forgiveness		(150,000)
Change in operating assets and liabilities:
Accounts receivable	(954,362)	36,776
Inventories	(1,215,786)	241,728
Income taxes receivable	(27,868)	(65,173)
Prepaid expenses and other current assets	76,988	13,822
Other assets	12,483	(91,650)
Accounts payable	53,216	(724,873)
Accrued expenses	87,420	(520,109)
Accrued restructuring costs	(43,726)	(508,525)
Customer deposits	10,265	100,014

Net cash provided by (used in) operating activities	798,007	(30,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(101,191)	(82,854)
Proceeds from the sale of property and equipment	635	5,233

Net cash used in investing activities	(100,556)	(77,621)

		(Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED MARCH 31, 2005 AND 2004

Nine months ended
March 31,
2005	2004
(As restated,
see Note 12)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under lines of credit	38,313,625	27,538,405
Repayments on lines of credit	(39,031,936)	(27,351,722)
Repayments on notes payable	(12,385)	(358,767)
Repayments on capital leases	(18,022)	(22,960)
Proceeds from issuance of stock		32

Net cash used in financing activities	(748,718)	(195,012)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,267)	(303,406)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	98,903	489,911
CASH AND CASH EQUIVALENTS, END OF PERIOD	$47,636	$186,505

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION -Cash paid during the period for:
Interest	$362,164	$412,527
Taxes	$20,530	$78,080
SUPPLEMENTAL DISCLOSURES OF NONCASH
TRANSACTIONS -
Discount on issuance of note payable for legal services		$12,232
Equipment acquired under capital leases	$27,839	$25,304

		(Concluded)
See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2005 and 2004

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

The unaudited condensed consolidated financial statements include the accounts of LXU Healthcare, Inc. (“LXU Healthcare”) and its subsidiaries (collectively, “LXU” or the “Company”). The Company’s wholly owned operating subsidiaries include LXU Healthcare, Inc. - Medical Specialty Products, formerly PrimeSource Surgical, Inc., (“LXU-Medical Specialty Products”) and Bimeco, Inc. (“Bimeco”). All intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (hereafter referred to as “generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective for the Company as of July 1, 2005. The Company has not yet determined the impact of adoption of SFAS No. 123(R).

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs and waste material (spoilage). This statement is effective for the Company for the fiscal year beginning July 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company’s consolidated financial statements.

3.      INVENTORIES

At March 31, 2005 and June 30, 2004, inventories consisted of the following:

	March 31,	June 30,
	2005	2004

Raw materials	$1,305,131	$708,949
Work-in-process	146,639	-
Finished goods	7,203,666	6,693,999
Reserve for obsolescence	(707,108)	(670,406)

Inventories—net	$7,948,328	$6,732,542

4.	GOODWILL, INTANGIBLE AND OTHER ASSETS

At both March 31, 2005 and June 30, 2004, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), the Company’s goodwill is not subject to amortization.

In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no impairment in its existing goodwill balances.

At March 31, 2005 and June 30, 2004, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $251,180 and $244,565, respectively.

The Company also had other intangible assets included in other assets on the balance sheet at March 31, 2005 and June 30, 2004 consisting primarily of security deposits with a total cost of $77,713 and $90,196, respectively.

Intangible and other asset amortization expense for the nine months ended March 31, 2005 and 2004 was approximately $6,600 and $175,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

2005	$2,205
2006	8,820
2007	8,416
2008	8,380
2009	8,380
Thereafter	17,457

Total	$53,658

5.	LINES OF CREDIT AND NOTES PAYABLE

The Company’s senior debt financing is provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU - Medical Specialty Products, Bimeco and Wells Fargo (the “Credit and Security Agreement”). The Credit and Security Agreement has no stated maturity date, but remains in effect until the borrower terminates the credit facility or the lender demands payment. Although there is no stated maturity, if the Line of Credit is terminated before certain dates, termination fees will be due Wells Fargo, as follows: on or before December 10, 2005, 2% of the maximum line, or $150,000; on or before December 10, 2006, 1% of the maximum line, or $75,000. Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at March 31, 2005). As of March 31, 2005, borrowings bore interest at Wells Fargo’s prime rate plus 2.50% (8.25% at March 31, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At March 31, 2005 and June 30, 2004, there were outstanding borrowings of $4,485,828 and $5,204,139, respectively. At March 31, 2005, there was $3,014,172 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of March 31, 2005.

Notes payable include the Luxtec tenant note payable for tenant improvements issued to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2007. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2007. At March 31, 2005 and June 30, 2004, Luxtec had outstanding borrowings of $50,061 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at both March 31, 2005 and June 30, 2004.

6.	INCOME TAXES

At March 31, 2005 and June 30, 2004, the Company had deferred tax assets primarily resulting from federal net operating loss carryforwards of approximately $4,233,600 and $5,254,600, respectively. A full valuation allowance has been provided against these deferred tax assets as of March 31, 2005 as it is more likely than not that sufficient taxable income will not be generated to realize these carryforwards. In addition, the Company’s federal net operating loss carryforwards may be subject to limitations relating to ownership changes.

The Company generated pre-tax income of $893,481 and $2,565,220 for the three and nine-month period ended March 31, 2005. However, this amount is expected to be offset by federal net operating losses in the Company’s income tax return for the year ending June 30, 2005. The Company recognized income tax expense totaling $600 and $15,850 for the three and nine-month periods ended March 31, 2005 relating to state income taxes in states with no offsetting net operating loss carryforwards.

The Company generated pre-tax net income of $414,404 and $1,240,410 for the three and nine-month periods ended March 31, 2004. This amount was offset by net operating losses in the Company’s income tax return for the year ended June 30, 2004. The Company recognized income tax expense totaling $13,600 and $64,600, respectively, for the three and nine-month periods ended March 31, 2004 relating to income taxes due in states with no offsetting net operating loss carryforwards.

7.	SEGMENT REPORTING

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

Specialty Distribution Services—Surgical—The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as LXU Healthcare, Inc. - Medical Specialty Products.

Specialty Distribution Services—Critical Care—The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal/child care, and neonatal intensive care. This segment does business as Bimeco.

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

Sales between the manufacturing and surgical segments totaled $1,826,816 and $5,239,532 for the three and nine-month periods ended March 31, 2005, and $1,132,165 and $4,106,813 for the same periods in 2004.

The Company charges a management fee allocation to each segment based on estimates of each segment’s corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below for the three months ended March 31 and total assets as of the end of each period:

	Distribution Surgical	Distribution Critical Care	Manufacturing	Corporate/ Other	Elimination	Total
Net revenues
2005	$8,597,593	$3,212,426	$4,093,087		$(1,826,816)	$14,076,290
2004	6,718,898	3,429,844	3,236,838		(1,132,165)	12,253,415

Net income
2005	413,479	(176,897)	657,911	$(1,612)		892,881
2004	185,735	(17,930)	256,730	(23,731)		400,804

Depreciation and amortization
2005	28,511	426	51,712	2,205		82,854
2004	33,783	294	45,205	2,205		81,487

Interest expense
2005	44,933	38,841	32,834	1,450		118,058
2004	48,479	57,942	37,141	21,364		164,926

Total assets
March 31, 2005	24,428,947	2,918,491	4,348,199	139,275		31,834,912
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620		29,899,246

Net goodwill
March 31, 2005	12,660,950	607,981	2,687,952			15,956,883
June 30, 2004	12,660,950	607,981	2,687,952			15,956,883

Disclosures regarding the Company’s reportable segments with reconciliations to consolidated totals are presented below for the nine months ended March 31 and total assets as of the end of each period:

	Distribution Surgical	Distribution Critical Care	Manufacturing	Corporate/ Other	Elimination	Total

Net revenues
2005	$24,348,503	$9,566,772	$11,728,917		$(5,239,532)	$40,404,660
2004	21,433,580	9,604,373	10,025,336		(4,106,813)	$36,956,476

Net income
2005	1,166,303	68,345	1,308,718	$6,004		2,549,370
2004	680,357	122,518	910,678	(537,743)		1,175,810

Depreciation and amortization
2005	85,417	1,190	150,799	6,615		244,021
2004	99,622	764	136,215	175,137		411,738

Interest expense
2005	129,414	126,470	103,032	3,248		362,164
2004	174,323	111,698	88,600	235,197		609,818

Total assets
March 31, 2005	24,428,947	2,918,491	4,348,199	139,275		31,834,912
June 30, 2004	23,524,547	3,290,404	2,899,675	184,620		29,899,246

Net Goodwill
March 31, 2005	12,660,950	607,981	2,687,952			15,956,883
June 30, 2004	12,660,950	607,981	2,687,952			15,956,883

8.	INCOME (LOSS) PER SHARE

Loss per share amounts are calculated using income available (loss attributable) to common stockholders and weighted average common shares outstanding, which consisted of the following for the three and nine months ended March 31:

	Three months ended		Nine months ended
	March 31,		March 31,
	2005	2004	2005	2004
Numerator:
Income available (loss attributable) to common
stockholders	$93,481	$(437,471)	$(692)	$(1,354,131)

Weighted average common shares for the purpose
of calculating basic and diluted income (loss)
per share	22,375,144	22,375,144	22,375,144	22,375,125

For the three and nine months ended March 31, 2005, options and warrants to purchase common stock totaling 26,510,982 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive. For the three and nine months ended March 31, 2004, options and warrants to purchase common stock totaling 26,619,321 were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive. No effect was included in the calculation of diluted earnings per share for the conversion of the Series G Convertible Redeemable Preferred Stock as the effect would be antidilutive.

9.	PREFERRED STOCK

On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the “Series G Stock”). The Series G Stock has 230,000 authorized shares. At both March 31, 2005 and June 30, 2004, 222,501 shares of Series G Stock were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company’s activities, including, but not limited to, amendment of the Company’s articles or bylaws and merger or consolidation of the Company. As of March 31, 2005 and June 30, 2004, cumulative unpaid dividends on the Series G Stock totaled $1,532,658 and $1,054,278, respectively, and were included in the carrying amount of Series G Stock in the consolidated balance sheet.

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

The Series G Stock was originally recorded at the original issue price of $32.00 per share which approximated fair value. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first possible redemption date of June 30, 2005. At March 31, 2005 and June 20, 2004, cumulative accretion of costs and redemption value totaled $6,935,302 and $4,863,620, respectively.

During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and have a 10 year life. For the nine months ended March 31, 2004, the Company recorded compensation expense related to these options of $10,000. In October 15, 2003, this executive exercised an option for the purchase of one share of Series G Stock for $16. At March 31, 2005, the remaining 7,499 options were vested and exercisable.

10.	STOCK OPTIONS AND WARRANTS

Options - At March 31, 2005, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

Warrants - At March 31, 2005, the Company had outstanding warrants for the purchase of 16,774,768 shares of common stock, with exercise prices between $0.01 and $2.35 per share, and original lives of 10 years.

Changes in shares under options and warrants for the period ended March 31, 2005 are as follows:

	Options		Warrants
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Balance, July 1, 2004	9,787,930	$0.49	16,774,768	$0.02

Forfeited	(51,716)	2.48	0

Balance, March 31, 2005	9,736,214	$0.48	16,774,768	$0.02

Vested and exercisable, June 30, 2004	6,544,957		16,774,768

Vested and exercisable, March 31, 2005	7,815,685		16,774,768

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost based on the fair value of employee stock option and warrant grants. The Company has chosen to continue to account for employee option and warrant grants using intrinsic value under APB Opinion No. 25. However, compensation expense in the amount of $10,000 for the three and nine-month periods ended March 31, 2004, has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option and warrant grants.

Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company’s income available (loss attributable) to common stockholders and per share amounts for the three and nine months ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004

Net income, as reported	$892,881	$400,804	$2,549,370	$1,175,810

Stock-based employee compensation expense determined under fair-value method	(18,602)	(36,888)	(70,466)	(112,290)

Proforma net income	874,279	363,916	2,478,904	1,063,520

Dividends and accretion on preferred stock	(799,400)	(838,275)	(2,550,062)	(2,529,941)

Pro forma income available (loss
attributable) to common stockholders	$74,879	$(474,359)	$(71,158)	$(1,466,421)

Loss per share:
Basic- as reported	$0.00	$(0.02)	$0.00	$(0.06)
Basic- pro forma	0.00	(0.02)	0.00	(0.07)

Diluted- as reported	0.00	(0.02)	0.00	(0.06)
Diluted- pro forma	0.00	(0.02)	0.00	(0.07)

For purposes of applying SFAS No. 123, the estimated fair value of stock options granted during the nine months ended March 31, 2004 was $0.01 per share. The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.32%, expected volatility of 50%, expected life of 3 years and expected dividend yield of 0%. There were no stock options granted during the nine months ended March 31, 2005.

11.	COMMITMENTS AND CONTINGENCIES

During the quarter ended December 31, 2004, the Company agreed in principle to resolve a legal matter with a former employee. As a result, the Company has accrued certain amounts in other expense and relating to the matter.

The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12.	RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s financial statements for the quarter ended March 31, 2004, the Company determined that the Company’s Series G Stock should not have been classified as a liability under SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS No. 150”). In addition, the Company determined that the accounting treatment originally afforded to certain aspects of the recapitalization of the Company’s equity at the time of the original issuance of the Series G Preferred Stock in August 2002 (the “Recapitalization”), including the issuance of warrants to purchase common stock, the repricing of previously issued warrants to purchase common stock and related accretion of these amounts was incorrect, as discussed below. The Company also determined that certain amounts included in net sales for the years ended June 30, 2002, 2003 and 2004 should have been recorded as commissions and service revenues in the statements of operations.

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

In addition, subsequent to filing its March 31, 2004 Form 10Q, the Company reevaluated the nature of its revenues, and corrected classification of commissions and service revenues to present them separate from net product sales in accordance with EITF 99-19.

As a result, the Company’s financial statements have been restated from the amounts previously reported to correct the accounting for these transactions. A summary of the significant effects of the restatement is as follows:

	Three Months Ended March 31, 2004		Nine Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated

Net product sales	$-	$11,641,953	$-	$34,652,941
Commissions and service revenues	-	611,462	-	2,303,535
Net sales	12,253,415	12,253,415	36,956,476	36,956,476

Interest expense	(306,937)	(164,926)	(1,038,969)	(609,818)
Income from operations before income taxes	272,393	414,404	811,259	1,240,410
Net income	258,793	400,804	746,659	1,175,810
Dividends and accretion on preferred stock	-	(838,275)	-	(2,529,941)
Income available (loss attributable) to
common stockholders	258,793	(437,471)	746,659	(1,354,131)

Income (loss) per share:
Basic	0.01	(0.02)	0.03	(0.06)
Diluted	0.01	(0.02)	0.03	(0.06)

Net cash used in operating activities	-	-	(459,925)	(30,773)
Net cash provided by (used in) financing activities	-	-	234,140	(195,012)

13.	SUBSEQUENT EVENT

The Company's common stock is not listed on any stock exchange. The Company values it common stock through obtaining periodic valuations performed by independent valuation consultants. The Company's Board of Directors reviewed and approved a current valuation of $.04 per common share at their May 12, 2005, Board of Director's meeting. This amount will be used for determining market value for future stock option grants and for reporting purposes.

* * * * *

LXU HEALTHCARE, INC. AND SUBSIDIARIES
(Formerly Primesource Healthcare, Inc.)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
THREE AND NINE MONTHS ENDED MARCH 31, 2005

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

As discussed in Note 12 to the condensed consolidated financial statements, the Company’s March 31, 2004 financial statements have been restated. The accompanying management’s discussion and analysis gives effect to that restatement.

Business Overview

General

We are a specialty medical products sales, marketing and manufacturing company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing. Today, we have three primary businesses, which are separately managed and present separate financial results: Specialty Medical Distribution- Surgical, Specialty Medical Distribution- Critical Care and Manufactured Products. As of March 31, 2005, we had 140 employees and generated total revenue of $14.1 million and $40.4 million for the three and nine months ended March 31, 2005, respectively.

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

Results of Operations

Net Revenues—Net revenues increased $1,822,875, or 14.9%, and $3,448,184, or 9.3%, in the three and nine-month periods ended March 31, 2005, relative to the comparable periods in 2004 primarily due to higher product sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Sales of the Luxtec product increased approximately $910,000 and $1,669,000 in the three and nine months ended March 31, 2005, respectively, compared to the same periods in 2004. Revenues from our agency business for the three and nine-month period ended March 31, 2005 decreased approximately $8,000 and $436,000, respectively, over the same periods in 2004.

Cost of Products Sold—Cost of products sold decreased to 63.9% of net product sales for the three months ended March 31, 2005, compared to 64.9% for the same period in 2004. Cost of products sold increased to 63.8% of net product sales for the nine months ended March 31, 2005, compared to 63.5% for the same period in 2004. The increase of $1,041,601, or 13.1%, and $2,298,012, or 9.8%, in the three and nine-month periods ended March 31, 2005, respectively, relative to the comparable periods in 2004 was primarily the result of the corresponding increase in net product sales, as discussed above. The decrease in cost of products sold as a percentage of net product sales in the three-month period ended March 31, 2005 and the increase in cost of products sold as a percentage of net product sales in the nine-month period ended March 31, 2005 compared to the same periods in 2004 is due primarily to the difference in product mix sold between Luxtec and Specialty Medical Distribution products.

Gross Profit—Gross profit was 36.1% and 36.2% of net product sales for the three and nine months ended March 31, 2005, respectively, and 35.1% and 36.5% of net product sales for the same periods in 2004, respectively. The increase of $781,274, or 18.2%, and $1,150,172, or 8.5%, in the three and nine-month periods ended March 31, 2005, respectively, relative to the comparable periods in 2004 is primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Gross profit on the Luxtec product increased approximately $271,000 and $368,000 in the three and nine months ended March 31, 2005 compared to the same period in 2004. The decrease in cost of products sold as a percentage of net product sales in the three-month period ended March 31, 2005 and the increase in cost of products sold as a percentage of net product sales in the nine-month period ended March 31, 2005 compared to the same periods in 2004 is due primarily to the difference in product mix sold as discussed above.

Selling Expenses—Selling expenses increased $217,737 and $98,434 for the three and nine months ended March 31, 2005, respectively, compared to the same periods in 2004. The increase was primarily the result of increased selling commissions due to higher sales volume as discussed above. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net revenues do not generally fluctuate when the product mix of agency and stocking sales varies.

General and Administrative Expenses—General and administrative expenses were 12.6% and 12.6% of net revenues, for the three and nine months ended March 31, 2005, respectively, compared to 13.4% and 13.7% for the same periods in 2004. The increase of $128,833, or 7.8%, and $45,890, or 0.9%, for the three and nine-month periods ended March 31, 2005 is primarily the result of increased employee benefit and commercial insurance premium expenses offset by decreased legal fees for the Company.

Depreciation and Amortization Expenses—Depreciation and amortization expenses decreased to 0.6% of net revenues for the three and nine months ended March 31, 2005, compared to 0.7% and 1.1% of net revenues, for the same periods in 2004, respectively. The decrease of $167,717, or 40.7%, in depreciation and amortization expenses for the nine months ended March 31, 2005, respectively, is primarily the result of certain assets and intangible assets becoming fully depreciated prior to the quarter ended March 31, 2005.

Interest Expense—The decrease in interest expense of $46,868, or 28.4%, and $247,654, or 40.6%, for the three and nine months ended March 31, 2005, respectively, is the result of non-recurring fees on the Company’s senior debt in the quarter ended December 31, 2003. Interest expense on the Company’s senior debt decreased by $50,267 during the nine-month period ended March 31, 2005 over the same period in 2004.

Income Tax Provision—The Company recorded $600 and $15,850 of income tax expense for the three and nine-month periods ended March 31, 2005, respectively, compared to $13,600 and $64,600 of income tax expense for the same periods in 2004. Although the majority of the Company’s current year taxable income for federal and certain states can be eliminated due to the use of net operating loss carryforwards to offset federal and state income tax liabilities, the Company is still be subject to income taxes in certain state jurisdictions which have limitations on the use of its net operating loss carryforwards.

Liquidity and Capital Resources

Year to date sales performance through March 2005 continues to allow us to maintain our cash and retain our credit availability at its higher benchmark since we refinanced our senior debt in December 2003. Our cash and availability remains relatively stable, due to working capital management. We expect our cash position to remain stable as we experience sales growth over prior quarters, and effect reductions in non-operating cash outflows and operating expenses.

For the nine months ended March 31, 2005, our cash provided by operating activities was $798,007, driven primarily by our increased net income, which was primarily reduced by our increased investment in inventory to support sales volumes and accounts receivable increases related to expanded territories for Luxtec’s product lines and certain new product lines.

At March 31, 2005, we had working capital of $4,359,656, compared to $1,688,823 at June 30, 2004. The increase in our working capital was primarily the result of increases in accounts receivable and inventory balances related to increased sales and a decrease in the borrowings under the line of credit.

In December 2003, we consolidated our previously outstanding senior debt facilities. Our senior debt financing is now provided under a $7,500,000 revolving demand note (the “PrimeSource Healthcare Line of Credit”) from Wells Fargo Business Credit, Inc. (“Wells Fargo”) under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU Healthcare- Medical Specialty Products, Bimeco and Wells Fargo (the “Credit and Security Agreement”). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at March 31, 2005). As of March 31, 2005, borrowings bore interest at Wells Fargo’s prime rate plus 2.50% (8.25% at March 31, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At March 31, 2005 and June 30, 2004, there were outstanding borrowings of $4,485,828 and $5,204,139, respectively. At March 31, 2005, there was $3,014,172 of availability under the PrimeSource Healthcare Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. We were in compliance with these covenants as of March 31, 2005.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec’s leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2007. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2007. At March 31, 2005 and June 30, 2004, Luxtec had outstanding borrowings of $50,061 and $62,446, respectively, under the tenant note payable. In addition, notes payable include a long-term note with an outstanding balance of $43,250 at March 31, 2005 and June 30, 2004.

As of March 31, 2005, we had $47,636 of cash. In addition, the principal source of our short-term borrowing is the PrimeSource Healthcare Line of Credit. As discussed above, at March 31, 2005, we had $3,014,172 of available credit under the PrimeSource Healthcare Line of Credit.

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

Inventory Reserves for Obsolescence

We write down our inventory for estimated obsolescence or unmarketable inventory in an amount equal to the lower of the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions prove to be less favorable than those projected by management, additional inventory write-downs may be required.

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

LXU HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company’s market risk exposure relates to outstanding debt. The outstanding balance of the Company’s credit facilities at March 31, 2005 is $4,485,828 all of which is subject to interest rate fluctuations. The Company’s credit facilities are indexed to the Prime Rate. As a result, we have exposure relating to the fair value of our outstanding debt, which is a function of market interest rate changes, and investor perception of the quality of the Company’s debt.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. The errors identified and discussed in Note 12 of the consolidated condensed financial statements were principally the result of the misapplication of the accounting guidance of  SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity to the Company's Series G Redeemable Convertible Preferred Stock ("Series G Stock"), and also the misapplication of EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock to the original accounting for the same Series G Stock as of August 6, 2002. The errors were identified during January 2005. In light of the facts and circumstances relating to the restatement, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the restatement is a material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in the Company’s internal controls. The material weakness was caused by an inadequate control over the review process of the implementation of new accounting guidance, and the application of accounting guidance to new transactions. The Company has engaged outside consultants to assist in enhancing the internal controls over new accounting guidance and new transactions. In addition, the Company has created a new position of Internal Auditor to help document, maintain and test the Companies internal control processes.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended December 31, 2004, the Company agreed in principle to resolve a legal matter with a former employee. As a result, the Company has accrued certain amounts in other expense and relating to the matter.

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

LXU HEALTHCARE, INC.
                                                                                      (Registrant)

May 16, 2005	/s/ Shaun D. McMeans
Date:	Shaun D. McMeans
Chief Financial Officer
(Principal Accounting Officer and Duly
Authorized Executive Officer)

INDEX TO EXHIBITS

3(i)	Amended and Restated Articles of Organization.

3(ii)	Amended and Restated By-Laws.

4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

4.2	Registration Rights Agreement made as of June 3, 1996, between the Company and the Purchasers identified therein. (Incorporated by reference to Form 10-Q, File No. 0-14961, filed September 13, 1996).

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