Form 10-K
period 2005-06-30
LXU Healthcare, Inc.
filed 2005-09-28
CIK 793523

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

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from               to
                               --------------   --------------

                         Commission File Number: 0-14961

                              LXU HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                     04-2741310
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

The estimated aggregate market value of the voting common stock held by non-affiliates based on the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2004) was $61,841. Because LXU's common stock is not listed or quoted on an exchange, this computation is based on an estimated market value of $.01 per share of common stock as of December 31, 2004.

As of September 15, 2005, 29,104,085 shares of common stock, $.01 par value, were issued and outstanding. As of September 15, 2005 the estimated market value of common stock is $.19 per share.



                       DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: N/A

                                TABLE OF CONTENTS

Part I
                 Item 1.    Business .............................................................. 4
                 Item 2.    Properties ............................................................17
                 Item 3.    Legal Proceedings .....................................................18
                 Item 4.    Submission of Matters to a Vote Security Holders ......................18

Part II
                 Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..19
                 Item 6.    Selected Financial Data................................................20
                 Item 7.    Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.................................................24
                 Item 7A.   Quantitative and Qualitative Disclosure about Market Risk..............34
                 Item 8.    Financial Statements and Supplementary Data ...........................35
                 Item 9A    Controls and Procedures................................................64

Part III
                 Item 10.   Directors and Executive Officers of the Registrant.....................64
                 Item 11.   Executive Compensation ................................................66
                 Item 12.   Security Ownership of Certain Beneficial Owners and Management ........71
                 Item 14.   Principal Accountant Fees and Services.................................73

Part IV          Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......75

Signatures       ..................................................................................77

Index to
Exhibits         ..................................................................................79


                                     PART I

When we refer to "we," "us", "our," or "LXU," we mean LXU Healthcare, Inc., a Massachusetts corporation, formerly known as PrimeSource Healthcare, Inc., and its consolidated subsidiaries ("LXU" or the "Company"). This document includes various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent our expectations or beliefs concerning future events. Statements containing expressions such as "believes," anticipates" or "expects" which might be used in our press releases and periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. All forward-looking statements involve risks and uncertainties. Although we believe our expectations are based upon reasonable assumptions within the bounds of our knowledge and operations, there can be no assurances that actual results will not materially differ from expected results. We caution that these and similar statements included in this report and in previously filed periodic reports, including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Such factors include, without limitation, those listed under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the subheading "Risk Factors."

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

Today, we have three primary businesses: Specialty Medical Distribution - Surgical; Specialty Medical Distribution - Critical Care; and Manufactured Products Division ("Manufactured Products"). Information on our business segments can be found in Note 13 to the accompanying consolidated financial statements. The Company was incorporated on November 11, 1981 in the state of Massachusetts. As of June 30, 2005, we had 146 employees and generated net revenues of $53.7 million for the fiscal year ended June 30, 2005.

During the year ended June 30, 2002, we commenced a restructuring plan which involved narrowing the focus of our operations, consolidating certain under-performing sales regions, reducing corporate overhead through workforce reductions and facility consolidation, restructuring our balance sheet through the recapitalization of equity and refinancing of our senior bank debt and reducing debt levels through cost reductions and improved efficiency of operations.

As a result of the restructuring plan described above, in September 2002, we sold all of the assets of a subsidiary in exchange for the cancellation of previously issued stock and the assumption of certain liabilities with respect to the subsidiary's line of business. In addition, in June 2003, we sold another subsidiary for cash proceeds of $1,000,000. Cash proceeds from this subsidiary sale were partly used to pay off and reduce portions of our long-term debt. The loss on the disposal of the operation of $73,830, net of income tax, was included as discontinued operations in the fourth quarter of 2003, and the related results of operations for the operation were reclassified as discontinued operations.

In December 2003, we consolidated our senior debt facilities. Our senior debt financing is now provided under a revolving $7,500,000 demand note from Wells Fargo Business Credit, Inc. ("Wells Fargo"). See further discussion in Note 7 to the accompanying consolidated financial statement.

On October 20, 2004, the Board of Directors recommended that the Company's Articles of Organization be amended and restated to change our name from PrimeSource Healthcare, Inc. to LXU Healthcare, Inc. The Board recommended the adoption of the Amendment of the Articles after a claim was asserted against the Company by PrimeSource Healthcare Systems, Inc., an Illinois corporation, for, among other things, trademark infringement and unfair competition. The Company was not served with the complaint and, as a result of settlement discussions, the parties agreed that the dispute could be resolved by changing the Company's name. The stockholders approved the proposed name change to LXU Healthcare, Inc. at the December 10, 2004 annual stockholders meeting.

On August 22, 2005, the Board of Directors of the Company proposed to amend the Articles of Organization of the Company to effect a 1-for-1,000 reverse stock split, followed immediately by a 1,000-for-1 forward stock split of the Company's common stock (collectively, the "Stock Splits"). If the Stock Splits are approved by shareholders and completed:

     * Each shareholder owning fewer than 1,000 shares of common stock immediately before the Stock Splits will receive $0.19 in cash, without interest, in exchange for each share of common stock owned by such shareholder immediately prior to the Stock Splits and will no longer be a shareholder of the Company; and

     *    Each  shareholder   owning  1,000  or  more  shares  of  common  stock
          immediately before the Stock Splits will own the same number of shares of common stock after the Stock Splits.

The Company cannot complete the Stock Splits unless the amendments to the Articles of Organization are approved by holders of: (i) two-thirds of the shares of common stock and Series G preferred stock, voting together; (ii) two-thirds of the shares of common stock, voting separately; and (iii) 60% of the shares of Series G preferred stock, voting separately.

The Stock Splits are intended to reduce the number of record holders of shares of common stock of the Company below 300 in order to allow the Company to terminate the registration of its shares of common stock under the Securities Exchange Act of 1934, as amended. The Company estimates that the Stock Splits will reduce the number of the Company's shareholders of record, from approximately 609 to approximately 151. Deregistration would eliminate the Company's duty to file periodic reports and proxy statements with the Securities and Exchange Commission (the "SEC") and as a result, the Company would no longer be a public reporting company. Only LXU shareholders of record as of the close of business on September 30, 2005, will be entitled to notice of, and to vote at, the special meeting of shareholders to be held to consider the transaction.

The Company will disclose the date of the special meeting once such date has been determined. The description of the proposed transaction included in this Annual Report on Form 10-K is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all shareholders. The Company filed a preliminary proxy statement and Schedule 13E-3 with the SEC describing the transaction on August 31, 2005. All shareholders are advised to read the definitive proxy statement and Schedule 13E-3 carefully. Shareholders may obtain a free copy of the proxy statement and Schedule 13E-3 at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the special meeting to shareholders entitled to vote at the special meeting.

                                BUSINESS STRATEGY

Our goal is to be one of the nation's leading suppliers of specialty medical products to hospitals and surgery centers. We intend to continue to grow by:


     *    hiring experienced territory sales representatives;

     * securing additional specialty product lines to increase our product offerings; and

     * selectively acquiring specialty medical products manufacturers. We expect to benefit from these types of acquisitions by increasing sales of acquired product lines through the use of our direct sales force.

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     *    favorable industry demographics;

     *    sustaining or increasing our market share;

     *    the acquisition of other specialty medical products manufacturers;

     *    expanding margin opportunities in our manufactured products business;

     *    further   penetration  of  existing   customer  accounts  due  to  our
          introduction of new products and services; and

     * entrance into new specialty domestic markets and expansion into international markets.

                                    INDUSTRY

The medical products industry has grown in recent years due to the aging of the population and the development of new medical products and technologies that create new product opportunities for manufacturers and suppliers. Larger medical and surgical, or med-surg, distributors, such as Owens & Minor, Inc., Cardinal Health, Inc. and McKesson Corporation primarily market commodity products and supplies to group purchasing organizations ("GPOs") and integrated delivery networks ("IDNs"). LXU competes within this segment of the medical products and supplies market.

Historically, the specialty medical products industry has been highly fragmented. During the past decade, healthcare providers have consolidated into larger IDNs in an effort to reduce costs. In addition, in order to gain purchasing power, buyers of medical products and supplies have consolidated their purchases through large, national GPOs. In addition to our traditional customer base, composed primarily of hospitals and surgery centers, we also market (on a limited basis) to IDNs and GPOs. IDNs and GPOs purchase a significant percentage of medical products and supplies for hospitals. GPO contractors typically require purchasing volume of at least $10 million when structuring purchasing contracts with distributors. By aggregating specialty products, we have created an opportunity for GPOs to reduce their overall purchasing costs. We do this by eliminating multiple specialty products vendor relationships in favor of one relationship - LXU. Our ability to access IDNs and GPOs has created an advantage for smaller product manufacturers (who cannot easily access the IDN and GPO customer base) with whom we do business over their competitors who might be unable to satisfy IDN and GPO minimum volume purchasing requirements.

We believe that we are competitive within our industry because we:

     * provide a consultative, specialty-focused sales approach through a network of highly trained sales professionals;

     * operate in a complementary niche outside the volume-driven model of large, national med-surg distributors;

     *    offer a broader range of products, services, and solutions; and

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

                              PRODUCTS AND SERVICES

SPECIALTY MEDICAL DISTRIBUTION

Within the Specialty Medical Distribution business, we have the LXU Medical business, or Surgical, and LXU Critical Care business, or Critical Care. For segment financial information please refer to footnote 13, Business Segments, on page F-23. The Surgical business is a regional sales and marketing organization that markets and sells a large number of surgical products primarily to hospitals and surgery centers in the midwestern, mid-atlantic and southeastern

United States. The Critical Care business is a regional sales and marketing organization that sells a large number of products primarily to hospitals and surgery centers in the southeastern and northeastern United States.

Within the Surgical business, the primary specialties are:

     *    Cardio Vascular;

     *    Endoscopy;

     *    General Surgery; and

     *    Gynecology.


Within the Critical Care business, the primary specialties are:

     *    Neonatal Intensive Care; and

     *    Maternal and Child Care.

Our products services are primarily used in hospital operating rooms and intensive care units, outpatient surgery centers and, to a lesser degree, doctors' offices. Most of our products are technologically innovative medical products, or specialty products. We continue to expand our product base to include additional instruments and equipment, thereby allowing customers to use us as a source for a greater percentage of their specialty products needs.

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

MANUFACTURED PRODUCTS DIVISION

We operate the Manufactured Products business through our Luxtec division ("Luxtec"), which designs, manufactures and markets fiber optic headlight and video camera systems, light sources, cables, retractors and surgical and other custom-made equipment for the medical and dental industries. Luxtec has developed a proprietary, fiber optic drawing system designed to manufacture optical glass to a specified diameter. The fibers are utilized in fiber optic cables, which are incorporated with Luxtec's surgical headlight systems and video camera systems, as well as into an array of fiber optic transilluminators utilized with Luxtec's surgical instruments. Luxtec also markets replacement fiber optic cables, bulbs, and light sources for use with other manufacturers' products, including various endoscopic systems used in minimally invasive surgical procedures.

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

HEADLIGHT SYSTEMS: Luxtec designs and manufactures a proprietary line of fiber optic headlight systems that assist surgeons by brightly illuminating the surgical site. Designed to provide maximum performance and comfort, Luxtec's patented headlight systems are lightweight and provide the surgeon with an unobstructed view of the surgical area.

LIGHT SOURCES: Luxtec manufactures a product line of high quality, solid state xenon and halogen fiber optic light sources. Luxtec's light sources offer a wide range of light intensities in order to serve the varying requirements in illuminating surgical and diagnostic procedures. The lamps illuminate the end surface of the fiber optic cable through which the light is transmitted, without transmitting heat. Luxtec's light sources are designed and manufactured to comply with Underwriters Laboratories 544 medical safety standards and are listed domestically with ETL Laboratories. Internationally, Luxtec strives to achieve compliance with all applicable international standards to compete effectively on a worldwide basis.

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

FIBER OPTIC HEADLIGHT AND VIDEO CAMERA SYSTEMS: Luxtec manufactures and markets a series of video products that are currently being used in the United States and in over 25 countries around the world. Luxtec's Microlux headlight camera systems are designed to televise surgical procedures. The system consists of a very small, lightweight, solid state television camera mounted at the front of a headband, manufactured by Luxtec, and integrated with fiber optic illumination.

                               SALES AND MARKETING

We sell our products and services to hospitals, IDNs, surgery centers and physician offices. In our fiscal year ended June 30, 2005, within the Specialty Medical Distribution business, we sold specialty medical products to over 3,000 customers, primarily in the United States. We are not dependent on any single customer or geographic group of customers. Our largest customer accounted for 4.1% of our gross profit during our fiscal year ended June 30, 2005.

We maintain an extensive sales organization that is highly experienced and skilled in representing clinical products and services. Our sales representatives serve as an educational resource to the marketplace. They assist clinicians in selecting and purchasing products and help customers better manage inventories of specialty medical products. Each sales representative works within an assigned sales territory under the supervision of a dedicated regional sales manager. Our sales representatives are primarily compensated on a commission basis.

Within the surgical illumination industry, Luxtec is the domestic market leader in surgical headlight systems with over 50,000 surgeons using these products on a worldwide basis. Within the United States, the Luxtec fiber optic and illumination products are primarily distributed through our Surgical segment's sales force, supported by Luxtec field specialists and a customer support team located at our West Boylston, Massachusetts facility. Luxtec also distributes products domestically through a number of other regional specialty medical distributors. Internationally, Luxtec distributes products through a network of local distributors.

Our net revenues, based upon the customer's country of origin by geographic area for the year ended June 30, 2005, 2004 and 2003, totaled $50,180,000, $46,065,000 and $44,015,000, respectively, for sales in the United States and $3,512,000, $2,698,000 and $2,345,000, respectively, for sales to foreign customers.

                                  DISTRIBUTION

We believe that responsive delivery of quality specialty medical products and supplies is a key element to providing complete customer satisfaction. Our customers place orders for medical products and supplies by telephone, facsimile or via Electronic Data Interchange. All orders are routed through our centralized computer ordering, shipping and inventory management system, which is linked to our distribution centers. Rapid and accurate order fulfillment is a principal component of our value-added approach.

In order to assure the availability of our broad product lines for prompt delivery to customers, we must maintain sufficient inventories at our distribution centers. Our inventory levels are centralized with and managed by a purchasing department using an integrated inventory control system. Our inventory consists primarily of medical products and supplies.

                           MANUFACTURING AND SUPPLIERS

Manufacturer relationships are an integral part of our businesses. Our Specialty Medical Distribution business represents more than 125 manufacturers, with over 90% of our sales concentrated among products purchased from approximately 30 of these manufacturers, including Luxtec. A majority of the business is comprised of stocking relationships whereby we stock the vendor's products and provide substantially all fulfillment services (i.e., customer service, shipping, returns, etc.). The remainder of the business is conducted on an "agency" basis whereby we do not stock the vendor's products and do not provide fulfillment services. In the case of an agency sale, the manufacturer provides substantially all fulfillment services for customers and we provide sales and marketing support to facilitate the sale of the vendor's product. For providing the sales and marketing support, we are paid a sales commission on each sale of the vendor's products.

Within the Manufactured Products business, Luxtec purchases components and materials from more than 200 vendors and believes it can purchase substantially all of its product requirements from other competing vendors under similar terms. Luxtec has no long-term contracts with any supplier but does maintain long-standing relationships with certain vendors.

Our Specialty Medical Distribution business pursues the opportunity to market and sell medical equipment and supplies on an exclusive basis. Manufacturers of specialty medical products and supplies typically offer distribution rights only to a select group of distributors and are increasingly seeking to reduce the number of distributors selling their products to end users in an effort to reduce the overall costs associated with selling and marketing their products. We have been successful in assisting manufacturers in their development and marketing plans and in obtaining the exclusive rights to sell certain products. We believe that our ability to capture and retain such distribution rights represents a barrier to the entry of competitors.

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

                                   COMPETITION

The factors that we primarily compete in are the price and the quality of our products. We compete with a variety of companies, including manufacturers that utilize direct sales forces, national specialty distributors and a number of significantly smaller local and regional specialty distributors. We compete to a lesser degree with national med-surg distribution companies such as Cardinal Health, Inc., McKesson Corporation and Owens & Minor, Inc. A brief overview of the Company's competition follows:

     * PRODUCT MANUFACTURERS' DIRECT SALES FORCES. Product manufacturers' direct, internal sales forces offer manufacturers direct access to healthcare providers. Manufacturers, however, periodically outsource the sales and marketing of some of their products to specialty sales and marketing organizations such as LXU.

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

                             PATENTS AND TRADEMARKS

We maintain a policy of seeking patent and trademark protection in connection with certain elements of our technology and brand names. We own the following U.S. Patents and Trademarks:

     Patents
     -------
     *    Patent No. 4616257 for Headlight Camera System issued October 7, 1986.
     *    Patent No. D345368 for surgical telescopes issued March 22, 1994.
     * Patent No. D349123 for spectacles having integral illumination issued July 26, 1994.
     *    Patent No. D350760 for an eyeglass  frame temple issued  September 20,
          1994.
     * Patent No. D415285 for Pinhole Headlamp Video Camera for Medical and Surgical Applications issued October 12, 1999.
     * Patent No. D398403 for Headband for Surgeons with Removable Headboard Hanger issued September 15, 1998.
     *    Patent No. 4998713 for needle connector issued March 12, 1991.
     * Patent No. 5893635 for headlamp with enhanced light gathering condenser issued April 13, 1999.

     Trademarks
     ----------
     *    LUXTEC, U.S. federal
          trademark registration number 1,453,098, registered August 18, 1987.
     * LUXTEC (and design), U.S. federal trademark registration number 1,476,726, registered February 16, 1988.
     * LUXTEC (stylized), U.S. federal trademark registration number 1,758,176, registered March 16, 1993.
     * LUXTEC, U.S. federal trademark registration number 1,956,027, registered February 13, 1996.
     * Luxtec is also the owner of the following foreign trademark registrations for its LUXTEC trademark: (i) Chile, registration number 452.314, registered October 31, 1995; (ii) Mexico, registration number 543,498, registered February 28, 1997; (iii) UK, registration number 2,024,429, registered June 20, 1995 and (iv) Brazil, registration number 818,560,894, registered October 14, 1997.
     * MICROLUX, U.S. federal trademark registration number 2,113,874, registered November 18, 1997
     * ULTRALITE, U.S. federal trademark registration number 2,115,776, registered November 25, 1997
     * BIMECO, U.S. federal trademark registration number 1,190,584, registered February, 23 1981
     * MegaTech Medical, U.S. federal trademark registration number 1,930,021, registered October 24, 1995
     *    LXU Healthcare
     *    LXU
     *    LXU Medical
     *    TMC
     *    Clearfield
     *    ValueFlex

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

                                    EMPLOYEES

As of September 15, 2005 we had 143 employees, of which 43 are engaged in the Surgical segment, 17 in the Critical Care segment, 64 in the Manufactured Products business and 19 in corporate and shared services. We believe that our continued success depends on our ability to attract and retain highly qualified personnel. None of our employees are covered by a collective bargaining agreement.


        EXECUTIVE OFFICERS OF THE REGISTRANT AND KEY MANAGEMENT PERSONNEL

Following are the names and ages, as of September 15, 2005, of our executive officers and key management personnel, their positions and summaries of their backgrounds and business experience.

           Name                Age                          Position
           ----                ---                          --------
Joseph H. Potenza              58     President and Chief Executive Officer, Secretary and Treasurer
Samuel M. Stein                65     Vice President & General Manager, Manufacturing Division
Mark A. Jungers                53     Regional Vice President, Distribution Division
Bruce R. Hoadley               46     Regional Vice President, Distribution Division
Scott F. Billman               49     Regional Vice President, Distribution Division


Subsequent to June 30, 2005, the Company's Chief Operating and Financial Officer resigned.

JOSEPH H. POTENZA, PRESIDENT & CHIEF EXECUTIVE OFFICER: Mr. Potenza was appointed President on September 1, 2003, was subsequently appointed as the Company's Chief Executive Officer in May 2004 and was appointed the Company's Secretary and Treasurer on August 17, 2005. He will continue to serve in these capacities at the pleasure of the Board of Directors. Prior to joining LXU in February 2001, Mr. Potenza held senior management positions with McKesson Corporation as Vice President of the Corporate Program and with the former Medibuy where he was responsible for the National Accounts and Corporate Program. From 1977 to 1997, Mr. Potenza developed his career with American Hospital Supply Corporation/Baxter Healthcare Corporation, culminating as Eastern Region President, where he was responsible for a $750 million distribution business with 650 employees and seven distribution facilities. He received a Bachelor of Arts degree in English from Norwich University and a Master of Arts degree in Management from Central Michigan University.

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

MARK A. JUNGERS, REGIONAL VICE PRESIDENT, DISTRIBUTION DIVISION: Mr. Jungers has an extensive background in med-surg and critical care product sales and management. Mr. Jungers joined LXU through its 1999 acquisition of Bimeco, a leading distributor of specialty medical products to the critical care market in the southeastern United States, where he served as a Sales Manager. Prior to joining Bimeco in 1979, he held sales and marketing positions with the Extracorporeal Medical Division of Johnson & Johnson. Mr. Jungers earned a Bachelor of Science degree in Business Administration from Marquette University.

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

IF SUPPLIERS TERMINATE THEIR AGREEMENTS WITH US, OUR PRODUCT OFFERINGS MAY SUFFER. Following an initial one-year term, many of our standard supplier agreements may be terminated by either party on 90 days' notice or upon a change in control of LXU. After expiration of the initial term, such suppliers may terminate or seek to renegotiate their agreements. If a significant number of suppliers terminate their agreements with us, the range of products we will be able to offer would be adversely affected. The ability of suppliers to terminate their agreements may result in new agreement terms that are less favorable to us, which could have a material adverse effect on our earnings.

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

SALES TO LARGER  CUSTOMERS  MAY  INCREASE  THE  LENGTH  OF OUR  SALES  CYCLE AND
DECREASE OUR PROFIT MARGINS. Increasing sales to larger buyers may be an important element of our future business strategy. As we sell to larger organizations, it is expected that the time from initial contact to final approval of contracts will increase. During this sales cycle, we may expend substantial funds and management resources without any corresponding revenue. If approval of contracts is delayed or does not occur, our financial condition and operating results for a particular period may be adversely affected. Approval of contracts may be subject to delays for reasons over which we will have little or no control, including:

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

OUR MAJOR STOCKHOLDER HAS SUBSTANTIAL CONTROL OF US AND COULD DELAY OR PREVENT A CHANGE IN CONTROL THAT STOCKHOLDERS MAY BELIEVE WOULD IMPROVE MANAGEMENT AND/OR OUR BUSINESS. As a result of its ownership of Series G Preferred Stock and common stock, GE Capital Equity Investments, Inc. is able to exercise substantial control over the election of our directors, and many corporate actions require the approval of such stockholder.

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

                             ADDITIONAL INFORMATION

Our website is www.lxuhc.com. We make available, free of charge, at this website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission ("SEC"). The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. In addition, we will provide, at no cost, paper or electronic copies of our Forms 10-K, 10-Q and 8-K and amendments to those reports made with the SEC. Requests for such filings should be directed to ir@lxuhc.com.


ITEM 2.  PROPERTIES

LXU's registered headquarters are located at 99 Hartwell Street, West Boylston, Massachusetts and it's corporate headquarters are located at 3708 E. Columbia,

Tucson, Arizona. All of our facilities are leased and located in the United States of America. A summary of the Company's facilities and offices, as of September 15, 2005, is as follows:

                                                    SQUARE            LEASE
   CITY, STATE                                       FEET        EXPIRATION DATE

   Tucson, Arizona.............................    6,054            7/31/2006
   Birmingham, Alabama.........................   18,356           11/30/2006
   Atlanta, Georgia............................    2,950       Month to month
   West Boylston, Massachusetts................   31,689           10/31/2010
                                                ----------

                                                  59,049
                                                ==========

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held on December 10, 2004. At the meeting, the following items were submitted to a vote of the stockholders:

     (1) the election of a Class I director for a three-year term was approved with the election of William H. Lomicka receiving 15,679,521 votes in favor and 33,001 votes withheld.

     (2) an amendment and restatement of the PrimeSource Healthcare, Inc. Articles of Organization to change our name to LXU Healthcare, Inc. was approved with 15,692,974 votes in favor, 17,380 votes against, 2,168 abstentions and 0 broker non-votes;

     (3) the appointment by our Board of Directors of Deloitte & Touche, LLP, our independent registered public accounting firm, was ratified with 15,693,184 votes in favor, 17,150 votes against, 2,188 abstentions and 0 broker non-votes.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Our common stock was listed on the American Stock Exchange (the "AMEX") under the AMEX symbol "LXU.EC" from April 20, 1994 through November 17, 2000, at which time it was delisted by the AMEX because it no longer continued to satisfy the AMEX's listing requirements. On November 16, 2000, the trading day immediately before our common stock was delisted by the AMEX, the closing price was $1.00.

Our common stock is not currently listed on any public exchange or market. There is no established public trading market for our common stock and no assurance can be given that an established trading market for our common stock will develop in the future.

As of September 15, 2005, there were approximately 504 registered holders of record of our common stock. We estimate that there are approximately 609 beneficial holders of our common stock.

As discussed in "Item 1. Business-General", the Board of Directors of the Company has proposed to amend the Company's Articles of Organization of the Company to effect a 1-for-1,000 reverse stock split, followed immediately by a 1,000-for-1 forward stock split of the Company's common stock (collectively, the "Stock Splits"). The Stock Splits are intended to reduce the number of common stockholders of LXU to below 300, permitting the Company to deregister the common stock with the Securities and Exchange Commission (the "SEC"). Deregistration would eliminate the Company's duty to file periodic reports and proxy statements with the SEC and as a result, the Company would no longer be a public reporting company.

We have not paid any cash dividends on our common stock since our inception, and the Board of Directors does not contemplate doing so in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in expanding our business. We may not declare or pay any dividend without the consent of lenders and our preferred stockholders.

The Company also has preferred stock outstanding, designated as Series G Convertible Redeemable Preferred Stock (the "Series G Stock"). The no par value Series G Stock has 230,000 authorized shares and, at June 30, 2004, 222,501 shares were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation preference equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G Stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company.

                                                      EQUITY COMPENSATION PLAN INFORMATION
                                -------------------------------------------------------------------------------------
                                                            JUNE 30, 2005
                                                                                             NUMBER OF SECURITIES
                                  NUMBER OF SECURITIES                                      REMAINING AVAILABLE FOR
                                      TO BE ISSUED               WEIGHTED-AVERAGE            FUTURE ISSUANCE UNDER
                                    UPON EXERCISE OF            EXERCISE PRICE OF          EQUITY COMPENSATION PLANS
                                  OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,          (EXCLUDING SECURITIES
                                   WARRANTS AND RIGHTS         WARRANTS AND RIGHTS         REFLECTED IN COLUMN (a))
PLAN CATEGORY                              (a)                         (b)                            (c)

Equity compensation
     plans approved by               26,185,982                      $ 0.1870                        3,288,786
     security holders
Equity compensation
     plans not approved
     by security holders (1)             7,499                         16.00                                 -
                                    ------------                    ---------                     ------------

               Total                26,193,481                      $ 0.1915                         3,288,786
                                    ============                    =========                     ============

(1) On August 6, 2002, the Company granted Bradford C. Walker an option to purchase 7,500 shares of our Series G Stock at an exercise price of $16 per share. This option became fully vested and exercisable on the first anniversary of the grant date and expires upon the tenth (10th) anniversary of the grant date. Mr. Walker subsequently left the Company and the options became exercisable at any time prior to the earlier of (i) the date that is one (1) year following the registration of the applicable option's underlying shares under the Securities Act of 1933 on an effective registration statement on Form S-8, as amended or (ii) March 1, 2009, 5 years after Mr. Walker's severance date. On October 15, 2003, an option for the purchase of one share of Series G Stock was exercised for $16 leaving 7,499 options outstanding.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below has been derived from our LXU historical audited consolidated financial statements for each of the five years in the period ended June 30, 2005. The following data should be read in conjunction with "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto. Data is in thousands except per share data.


OPERATING DATA:                                                         FISCAL YEAR
                                                                       ENDED JUNE 30
                               ----------------------------------------------------------------------------------------
                                        2005(1)      2004(2)(3)     2003(4)(5)      2002(6)(7)      2001(8)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET REVENUES                            $ 53,692      $ 48,763      $  46,360       $ 53,696       $  48,402

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                            $  7,440      $  2,177      $     778       $ (6,292)      $  (4,832)

PER SHARE INCOME (LOSS) FROM
  CONTINUING OPERATIONS                 $   0.18      $  (0.05)     $   (0.10)      $  (1.13)      $   (1.37)

NET INCOME (LOSS)                       $  7,440      $  2,177      $  (3,629)      $ (6,191)      $  (4,382)

PER SHARE INCOME (LOSS)
  - BASIC                               $   0.18      $  (0.05)     $   (0.31)      $  (1.11)      $   (1.37)
  - DILUTED                             $   0.13      $  (0.05)     $   (0.31)      $  (1.11)      $   (1.37)

TOTAL ASSETS                            $ 36,242      $ 29,899      $  31,665       $ 37,587       $  45,450

LONG-TERM OBLIGATIONS AND REDEEMABLE
  PREFERRED STOCK                       $ 16,025      $ 12,646      $   9,294       $ 23,285       $  20,335

STOCKHOLDERS' EQUITY

 (CAPITAL DEFICIENCY)                   $ 10,077      $  6,038      $   7,219       $ (5,349)      $    (562)


(1) During the year ended June 30, 2005, the Company released $4,274,800 of valuation allowance against its deferred tax assets, which increased total assets and net income.

(2) Loss per share is negative even with positive income from continuing operations due to dividends and accretion of the Company's Series G Stock.

(3) In December 2003, the Company refinanced its senior debt facilities. The Company paid off its Luxtec revolving note in the amount of $1,271,585. Simultaneously, the Company paid off its PrimeSource Surgical revolving line of credit in the amount of $4,793,944.

(4) In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, the Company completed the transitional test for impairment in March 2003 and concluded that consolidated goodwill was impaired in the amount of $4,454,656. The Company recorded a non-cash charge of $4,454,656 to reduce the carrying value of its goodwill. This charge is non-operational in nature and is reflected as a cumulative effect of a change in accounting principle, effective July 1, 2002, in the accompanying Consolidated Statements of Operations.

(5) In the fiscal year ended June 30, 2003, the Company restructured its outstanding preferred and common stock. The recapitalization, as discussed in
Note 14 to the accompanying consolidated financial statements, resulted in preferred stockholders exchanging preferred stock with a redemption value of approximately $21,993,000 for preferred stock with a redemption value of $6,500,000, common stock and common stock warrants. As a result of the recapitalization, loss attributable to common stockholders was increased by $270,136.

(6) In the fiscal year ended June 30, 2002, the Company approved plans for restructuring of operations involving narrowing the focus of its operations, consolidation of certain under performing sales regions, reduction of corporate overhead through workforce reductions, restructuring of its balance sheet through the refinancing of the Company's senior bank debt and the reduction of debt levels through cost reductions and improved efficiency of operations. The related restructuring expenses, excluding the $1,038,823 discussed in footnote
(7) below, included charges of $2,915,675.

(7) On September 20, 2002, in connection with the restructuring, the Company sold all of the assets of a subsidiary line of business, PEC, in exchange for the cancellation of stock previously issued to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. The Company recognized a loss on the transaction totaling $1,038,823 and is included as restructuring expense in the fiscal year ending June 30, 2002, as the assets were held for sale and deemed impaired at that date.

(8) Effective March 2, 2001, the Company completed a merger with Luxtec Corporation with aggregate consideration exchanged of approximately $4,791,000, where the Company assumed liabilities, net of assets acquired and costs of approximately $3,931,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of Luxtec have been included in the financial statements of the Company as of the date of acquisition. In December 2000, the Company acquired two entities for aggregate consideration of $1,310,000. The acquisition was accounted for using the purchase method of accounting and the results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.

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

                                            SEP-30     DEC-31     MAR-31     JUN-30      SEP-30      DEC-31      MAR-31     JUN-30
                                             2003       2003       2004       2004        2004        2004        2005    2005 (2)

Net revenues                                $12,162   $12,541    $12,253    $11,807     $12,569     $13,760     $14,076   $13,287
Cost of products sold                       $ 7,666   $ 7,853    $ 7,956    $ 7,556     $ 8,004     $ 8,772     $ 8,998   $ 8,789
                                            -------   -------    -------    -------     -------     -------     -------   -------

Gross profit                                $ 4,496   $4,688     $4,297     $4,251      $4,565      $4,988      $5,078    $ 4,498
                                            =======   =======    =======    =======     =======     =======     =======   =======

Income from continuing operations           $   345   $  481     $  414     $  937      $  692      $  964      $  893    $ 4,891
                                            =======   =======    =======    =======     =======     =======     =======   =======

Net income                                  $   345   $  481     $  414     $  937      $  692      $  964      $  893    $ 4,891
                                            =======   =======    =======    =======     =======     =======     =======   =======
Income available (loss attributable) to
  common stockholders (Note 1)              $ (500)   $ (416)    $ (437)    $  162      $ (183)     $   89      $   93    $ 4,040
                                            =======   =======    =======    =======     =======     =======     =======   =======
Income (loss) Per share -
  - Basic                                   $(0.02)   $(0.02)    $(0.02)    $  0.01     $(0.01)     $ 0.00      $ 0.00    $  0.18
                                            =======   =======    =======    =======     =======     =======     =======   =======
  - Diluted                                 $(0.02)   $(0.02)    $(0.02)    $  0.01     $(0.01)     $ 0.00      $ 0.00    $  0.09
                                            =======   =======    =======    =======     =======     =======     =======   =======

Our results of operations historically have fluctuated on a quarterly basis and can be expected to continue to be subject to quarterly fluctuations.

The 2004 and 2005 quarterly results for basic and diluted income (loss) per share, when totaled, may not equal the basic and diluted income (loss) per share for the years ended June 30, 2004 and 2005. These variances are due to rounding, certain options and warrants being antidilutive for certain quarters.

Note  1-  The  difference   between  net  income  and  income   available  (loss
attributable) to common stockholders results from dividends and accretion of the Company's Series G Stock.

Note 2- During the fourth quarter the Company decreased it's valuation allowance on deferred tax assets by $4,274,800

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Overview is intended to provide a context for the following Management's Discussion and Analysis of Financial Condition and Results of Operation. Management's Discussion and Analysis of Financial Condition and Results of Operation should be read in conjunction with our audited consolidated financial statements for the fiscal year ended June 30, 2005 including the notes thereto. We have attempted to identify the most important matters on which our management focuses in evaluating our financial condition and operating performance and the short-term and long-term opportunities, challenges and risks (including material trends and uncertainties) which we face. We also discuss the actions we are taking to address these opportunities, challenges and risks. The Overview is not intended as a summary, or a substitute for review, of either the Management's Discussion and Analysis of Financial Condition and Results of Operation section nor of this Report as a whole.

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

SPECIALTY MANUFACTURED PRODUCTS - This segment consists of the Luxtec division which we acquired in March 2001. Luxtec designs and manufactures surgical headlight systems, including light sources, fiber optic cables and other custom-made surgical equipment for the medical industry.

SPECIALTY MEDICAL DISTRIBUTION - SURGICAL - The surgical segment is a regional sales and marketing organization that markets and distributes specialty surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy and general surgery. These products and services are used extensively in hospital operating rooms and in outpatient surgery centers. This segment does business as LXU Medical.

SPECIALTY MEDICAL DISTRIBUTION - CRITICAL CARE - The critical care segment is a regional sales and marketing organization that markets and distributes products primarily to hospitals in the southeastern United States. This segment does business as Bimeco, Inc. Within this segment, the primary specialties include intensive, neonatal and maternal care.

                                BUSINESS STRATEGY

We differentiate our business from commodity healthcare product sales organizations by offering "consultative" marketing. The Company's sales force spends substantial time teaching, training and advising surgeons, physicians, nurses and hospital staff in the proper use of products.

We believe small to medium sized manufacturers of specialty medical devices often prefer regional distributors to reduce the risk involved in exclusive national distribution relationships. We maintain three regional distribution groups, two for surgical products (Southeast and Mid-Atlantic/Central) and one for critical care products (primarily focused on the Southeast). A majority of the Company's sales representatives are our employees, averaging 15 years experience, and are compensated almost entirely on commissions.

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

We believe we are well positioned to continue our growth within the specialty medical products industry. We expect to experience sales growth in the specialty medical products industry as a result of:

     *    favorable industry demographics;

     *    sustaining or increasing our market share;

     *    the acquisition of other specialty medical products manufacturers;

     *    expanding margin opportunities in our manufactured products business;

     *    further   penetration  of  existing   customer  accounts  due  to  our
          introduction of new products and services;

     * entrance into new specialty medical markets and expansion into international markets; and

     *    marketing  efforts  which  foster   partnerships  with  other  medical
          products companies to widen the customer base for our products.

                             BUSINESS OPPORTUNITIES

The Company's historically aggressive distribution growth strategy strained its financial and managerial resources, leading the Board of Directors to initiate and implement a restructuring plan in November 2001. The restructuring plan included replacing senior management, refocusing the Company's strategy on its core business and consolidating under-performing sales regions. In January 2002, the Company ceased distribution of most products west of the Rocky Mountains. A portion of the Company's critical care segment was divested in late 2002, with another portion sold in June 2003. During the past three years, the Company has achieved several significant milestones; strengthening its core business with the renewal of several key vendor contracts, attracting new product lines, simplifying its capital structure and consolidating its senior debt facilities. The Company believes it has validated the restructuring plan it began in 2001 by improving its operating income (loss) from a loss of $5.6 million in 2002 to income of $1.4 million in 2003, $2.5 million in 2004 and $3.9 million in 2005 and by reducing its senior secured debt from $9.9 million in 2002 to $4.5 million in 2005.

We believe that we are well positioned to leverage our existing distribution capabilities with additional proprietary products. In addition to the opportunity for margin expansion, our sales force has incentives to market proprietary or "corporate" products since those products become an owned component of their portfolio. Our sales force is then able to have a more active role in product development, resulting in product lines that are better suited for their customer base. We believe that within the specialty surgical and critical care markets, there exist numerous quality and high growth acquisition targets.

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

The Company's capital structure at June 30, 2005 is summarized below:

                                      SERIES G STOCK(1)                 COMMON STOCK
                          -------------------------------  ------------------------------------------
 SHAREHOLDER                 SHARES         OPTIONS (2)          SHARES       OPTIONS (3)  WARRANTS     TOTAL CSE      %

 GE Capital Equity           12,500,000                         7,967,374        3,721     9,398,639    29,869,734   41.7 %
 Coleman Swenson Booth        7,718,750                         3,573,089       23,721     4,380,356    15,695,916   21.9 %
 Robert Fisher Entities       1,484,375                         1,963,953        7,442     1,456,876     4,912,646    6.9 %
 William H. Lomicka             546,875                           621,328       30,605       186,694     1,385,502    1.9 %
 Brad Walker                        100        749,900                 50    3,249,950                   4,000,000    5.6 %
 LXU Management                                                              2,511,046                   2,511,046    3.5 %
 Others                                                         8,249,350    3,584,729     1,352,203    13,186,282   18.5 %
                            -----------        --------        -----------   ---------     ---------    -----------

 Total                      22,250,100         749,900         22,375,144    9,411,214    16,774,768    71,561,126
                            ===========        ========        ===========   ==========   ===========   ===========

Note: All figures shown in common stock equivalents ("CSE").

(1) Series G Stock carries  liquidation and redemption  preferences of two times
original  price  per  share  ($0.64  per  CSE)  plus  accrued   dividends,   and
participates in additional proceeds as common stock.

(2) Series G Stock options have an exercise price of $0.16 per CSE.

(3) Common stock options and warrants have an average exercise price of $0.48 and $0.02 per CSE, respectively.

We are a reporting  company under the  Securities  Exchange Act of 1934, but are
not  currently  traded  on  a  recognized   stock  exchange.   The  Company  had
approximately 1,400 shareholders as of June 30, 2005.

As a result of its ownership of Series G Stock and common stock, GE Capital Equity Investments, Inc. is able to exercise substantial control over the election of our directors, and many corporate actions require the prior approval of such stockholder.

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

RESERVE FOR UNCOLLECTED ACCOUNTS RECEIVABLE

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

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If other events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2004 and found no further impairment in its existing goodwill balances.

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

SALES RECOGNITION POLICY

The Company's policy is to recognize revenues from product sales when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, product and commissions revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

Product sales are recognized as revenue when the title transfers, which is generally when product is shipped.

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

                              RESULTS OF OPERATIONS

The following table sets forth certain consolidated financial data as a percentage of net revenues for the fiscal years ended June 30, 2005, 2004 and 2003.

                                              2005         2004          2003

Net revenues                                 100.0 %       100.0 %      100.0 %
Cost of products sold                         64.4 %        63.6 %       63.2 %
Gross profit                                  35.6 %        36.4 %       36.8 %
Selling expenses                              15.2 %        16.7 %       16.1 %
General and administrative expenses           12.6 %        13.4 %       15.1 %
Depreciation and amortization expenses         0.6 %         1.0 %        1.8 %
Restructuring expenses                         0.0 %         0.0 %        0.7 %
Interest expense                               0.9 %         1.5 %        1.8 %
Net income (loss)                             13.9 %         4.5 %       (7.8)%

Fiscal Year Ended June 30, 2005 Compared with Fiscal Year Ended June 30, 2004

NET REVENUES - Net revenues increased $4,929,213, or 10.1%, in fiscal 2005 compared to fiscal 2004 primarily due to higher product sales volume from a new vendor product line, which replaced another product line, and the addition of a new selling territory for our proprietary products provided by Luxtec division. Sales for this replacement product line were higher than the previous product line by approximately $1,763,000 for the year ended June 30, 2005 compared to the same period in 2004. Sales for the Luxtec product increased approximately $1,986,000 for the year ended June 30, 2005 compared to the same period in 2004. The increase in revenues was partially offset by a decrease in commissions from our agency business of $599,000 in fiscal 2005 compared to fiscal 2004.

COST OF PRODUCTS SOLD - Cost of products sold increased to 64.4% of net product sales for fiscal 2005 from 63.6% of net product sales for fiscal 2004. The increase of $3,531,371, or 11.4%, in fiscal 2005 relative to fiscal 2004 was primarily the result of the corresponding increase in net product sales, as discussed above. The increase in the percentage of cost of products sold as a percentage of net product sales in fiscal 2005 relative to fiscal 2004 was due primarily due to an increase in sales of products with higher cost.

GROSS PROFIT - Gross profit decreased to 35.6% of net product sales in fiscal 2005 compared to 36.4% of net product sales in fiscal 2004. The increase in gross profit of $1,397,842, or 7.9%, in fiscal 2005 compared to fiscal 2004 was primarily due to higher sales volume from the replacement product line, discussed above and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net product sales in fiscal 2005 compared to fiscal 2004, was due primarily to an increase in sales of products with a lower gross profit margin.

SELLING EXPENSES - Selling expenses decreased $15,701 in fiscal 2005 compared to fiscal 2004. The decrease was minimal and primarily due to lower benefits and travel and entertainment expenses offset by increasing sale commissions paid due to higher sales volume. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales revenue do not fluctuate when the product mix of agency and stocking sales varies.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses were 12.6% of net sales for fiscal 2005, compared to 13.4% for fiscal 2004. The increase of $236,205, or 3.6%, was primarily the result of approximately $150,000 of research and development cost associated with the manufactured products division and approximately $100,000 legal fees associated with obtaining certain environmental permits for the manufactured products division.

DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expenses decreased to 0.6% for fiscal 2005 compared to 1.0% for fiscal 2004. The decrease of $170,299, or 34.5%, in depreciation and amortization expenses was primarily the result of certain assets and intangible assets becoming fully depreciated prior to the year ended June 30, 2005.

INTEREST EXPENSE - The decrease in interest expense of $254,618, or 34.6%, was the result of the decreasing balance of the Company's senior debt, as compared to the prior year, as a result of positive cash flow management generated from operations.

INCOME TAX PROVISION - During 2005 the Company recorded an income tax benefit of $4,274,800 as the result of the release of a portion of the Company's valuation allowance against deferred tax assets. Based upon available evidence, the Company believes it will realize the benefit of the Company's net operating losses, which represent the majority of the Company's deferred tax assets. There was no income tax provision benefit recorded in fiscal 2004.

NET INCOME - Net income increased $5,262,594 in fiscal 2005 compared to the fiscal 2004 net income. The increase resulted primarily from the income tax benefit recognized of $4,274,800, and the increase in product sales and reduced legal fees.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED WITH FISCAL YEAR ENDED JUNE 30, 2003

NET REVENUES - Net revenues increased $2,402,987, or 5.2%, in fiscal 2004 compared to fiscal 2003 primarily due to higher product sales volume from existing product lines and additional selling territory for our proprietary products provided by the Luxtec division. Sales in the new territory for the year ended June 30, 2004 totaled $1,114,401. In March 2004, we ended a key vendor relationship in our Surgical division, which contributed approximately 15% of the Surgical division's sales for the twelve months ended June 30, 2004. This vendor made a decision to sell its product directly to its customers, thereby ending all of their independent distributor contracts. Although we have replaced this product line with another in the affected territories as of June 2004, our Surgical division sales did underperform historical levels in the fourth quarter. The decrease in sales due to the loss of this vendor has had a corresponding impact on cost of sales, gross profit, selling expense and net income after the date the relationship terminated; however, we expect to generate new revenue to replace the loss lost revenue as we progress through fiscal 2005. Gross profit from our agency business for fiscal 2004 was approximately $492,000 more than in fiscal 2003.

COST OF PRODUCTS SOLD - Cost of products sold increased to 68.0% of net product sales for fiscal 2004 from 67.1% of net product sales for fiscal 2003. The increase of $1,734,128, or 5.9%, in fiscal 2004 relative to fiscal 2003 was primarily the result of the corresponding increase in net product sales, as discussed above. The increase in the percentage of cost of products sold as a percentage of net product sales in fiscal 2004 relative to fiscal 2003 was due to the effects of a large, lower margin, Critical Care division capital equipment sale of $775,000 to a single customer in March 2004 offset by a difference in product mix between Luxtec and Specialty Medical Distribution products.

GROSS PROFIT - Gross profit decreased to 38.8% of net product sales in fiscal 2004 compared to 39.1% of net product sales in fiscal 2003. The increase in gross profit of $668,859, or 3.9%, in fiscal 2004 compared to fiscal 2003 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. The decrease in gross profit margins, as a percentage of net product sales in fiscal 2004 compared to fiscal 2003, was due to the effects of a large, lower margin, Critical Care division capital equipment sale as discussed in cost of sales offset by a difference in product mix sold as discussed above.

SELLING EXPENSES - Selling expenses increased $709,812 in fiscal 2004 compared to fiscal 2003. The increase was primarily due to higher sales volume and was also attributable to a sales representative commission program to sell through any remaining Surgical division inventory for the discontinued key vendor discussed in net sales above. As a result of this program, we liquidated the discontinued inventory and created an additional incentive for the sales representatives most impacted by the loss of the vendor. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net sales revenue do not fluctuate when the product mix of agency and stocking sales varies.

GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses were 13.4% of net sales for fiscal 2004, compared to 15.1% for fiscal 2003. The decrease of $474,192, or 6.8%, was a result of lower salaries and wages related to reduced headcount and obtaining further overhead efficiencies and reduced legal fees, primarily related to the settled legal complaint with the Company's former officers as mentioned in Note 12 to the consolidated financial statements.

DEPRECIATION AND AMORTIZATION EXPENSES - Depreciation and amortization expenses decreased to 1.0% for fiscal 2004, compared to 1.8% for fiscal 2003. The decrease of $349,975, or 41.5%, in depreciation and amortization expenses was primarily the result of certain assets and intangible assets becoming fully depreciated prior to the year ended June 30, 2004.

RESTRUCTURING EXPENSES: Restructuring expense decreased $340,690 in fiscal 2004 compared to fiscal 2003. The decrease was due to the lack of any restructuring activities initiated in fiscal 2004 and the continued payments under the existing restructuring plans. The expenses recorded in fiscal 2004 related to the June 30, 2003 final closing fees for the sale of Ruby, Inc.

INTEREST EXPENSE - The decrease in interest expense of $102,467, or 12.2%, was the result of lower interest rates and fees on the Company's senior debt, as compared to the prior year, as a result of the refinancing of the Company's senior debt in the quarter ended December 31, 2003.

INCOME TAX PROVISION - We recorded no income tax expense in fiscal 2004 and a $19,700 income tax benefit in fiscal 2003. Our current year taxable income for federal and certain state tax purposes was offset by the use of net operating loss carryforwards to offset federal and state income tax liabilities in addition to certain tax credit carryovers.

NET INCOME (LOSS) - Net income increased to $2,177,213 in fiscal 2004 compared to a net loss of $3,628,799 in fiscal 2003. The $5,806,012 increase resulted primarily from the goodwill impairment charge of $4,454,656 recorded in July 2002 as a result of SFAS No. 142 implementation. In addition, we recorded other income of approximately $370,000 resulting from the resolution of certain disputed distribution costs which had been previously accrued for. This increase was offset by the write off of deferred financing fees of approximately $190,000 for previously outstanding debt related to the refinancing of our banking facilities during December 2003.

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had working capital of $6,621,804, compared to $1,688,823 at June 30, 2004. The increase in our working capital was primarily the result of increased accounts receivable resulting from increased product sales, increased inventory, the release of a portion of the Company's valuation allowance on current deferred tax assets and decreased lines of credit, offset by increased accounts payable and accrued expenses. The increase in inventory was funded with the increased cash generated from operations and the increased availability of the line of credit, as discussed below. We expect our cash position to remain stable as we continue to experience sales growth and streamline operating expenses.

In December 2003, we consolidated our senior debt facilities into a $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit") from Wells Fargo under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, PrimeSource Surgical, Bimeco and Wells Fargo (the "Credit and Security Agreement"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at June 30, 2005). As of June 30, 2005, borrowings bore interest at Wells Fargo's prime rate plus 2.5% (8.75% at June 30, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At June 30, 2005, there was $3,008,684 of availability under the PrimeSource Healthcare Line of Credit.

The  Credit  and  Security   Agreement   contains  covenants  that  require  the
maintenance of defined income levels and limit capital expenditures. The Company was in compliance with these financial covenants as of June 30, 2005.

The following table presents the Company's contractual obligations as of June 30, 2005:

CONTRACTUAL OBLIGATIONS                                   PAYMENTS DUE BY PERIOD
                                  ----------------------------------------------------------------------------------
                                         Total      Less than 1 year     1 - 3 years  3-5 years    More than 5 years

Long-term debt obligations          $     88,983      $  18,371       $  70,612      $      -
Capital lease obligations                 45,914         26,750          19,164             -
Operating lease obligations            1,689,130        473,676         858,560        356,894             -
                                    ------------     ----------      ----------     ----------         ----------

Total                               $  1,824,027      $ 518,797       $ 948,336      $ 356,894
                                    ============     ==========      ==========     ==========         ==========

Series G Stock with a redemption value of $15,935,645 at June 30, 2005 is not included in the table above. At any time after June 30, 2005, no less than 60% of Series G stockholders may elect to redeem the Series G Stock.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), SHARE-BASED PAYMENT. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective for the Company as of July 1, 2005. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, INVENTORY COSTS, AN AMENDMENT OF ARB NO. 43, CHAPTER 4. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs and waste material (spoilage). This statement is effective for the Company for the fiscal year beginning July 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our market risk exposure relates to outstanding debt. The balance of our outstanding bank debt at June 30, 2005 was $4,491,316, all of which is subject to interest rate fluctuations. A hypothetical 10% change in interest rates applied to the fair value of debt would not have a material impact on our earnings or cash flow

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LXU HEALTHCARE, INC. and Subsidiaries


                        Consolidated Financial Statements
                          as of June 30, 2005 and 2004,
                             and for the Years Ended
                          June 30, 2005, 2004 and 2003

                                                                                            Page

Report of Independent Registered Public Accounting Firm                                      F-1

Consolidated Balance Sheets as of June 30, 2005 and 2004                               F-2 - F-3

Consolidated Statements of Operations for the Years Ended June 30,
2005, 2004 and 2003                                                                    F-4 - F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
June 30, 2005, 2004 and 2003                                                                 F-6

Consolidated Statements of Cash Flows for the Years Ended June 30,
2005, 2004 and 2003                                                                    F-7 - F-8

Notes to Consolidated Financial Statements                                            F-9 - F-27


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
LXU Healthcare, Inc.
Tucson, Arizona

We have audited the accompanying consolidated balance sheets of LXU Healthcare, Inc. and subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LXU Healthcare, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Phoenix, Arizona
September 28, 2005

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------

                                                                                                         June 30,
                                                                                      ----------------------------------------
ASSETS (Note 7)                                                                                   2005                2004

CURRENT ASSETS:
  Cash and cash equivalents                                                                $      12,228      $    98,903
  Accounts receivable - net of allowance for doubtful accounts of approximately $43,000 and $132,000 at June 30, 2005 and
    2004, respectively                                                                         6,375,290        5,718,346
  Inventories - net (Note 4)                                                                   8,324,448        6,732,542
  Income taxes receivable (Note 11)                                                               75,378          129,913
  Prepaid expenses and other current assets                                                      219,052          224,865
  Deferred tax asset (Note 11)                                                                 1,755,000
                                                                                           --------------    ------------

           Total current assets                                                               16,761,396       12,904,569

PROPERTY AND EQUIPMENT - Net (Note 5)                                                            750,998          887,325

DEFERRED TAX ASSET - Net (Note 11)                                                             2,643,100

GOODWILL - Net (Note 6)                                                                       15,956,883       15,956,883

INTANGIBLE ASSETS - Net of accumulated amortization of approximately $253,000 and $245,000 at June 30, 2005
  and 2004, respectively (Note 6)                                                                 51,453           60,273

OTHER ASSETS                                                                                      77,713           90,196
                                                                                           --------------    ------------

TOTAL                                                                                      $  36,241,543      $29,899,246
                                                                                           ==============    ============

                                                                                                        (Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------

                                                                                                         June 30,
                                                                                      ----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                              2005                2004

CURRENT LIABILITIES:
  Accounts payable                                                                          $   3,712,720        $  4,253,295
  Accrued expenses                                                                              1,716,970           1,509,432
  Accrued restructuring costs (Note 14)                                                                 -              43,726
  Customer deposits                                                                               173,465             166,873
  Lines of credit (Note 7)                                                                      4,491,316           5,204,139
  Current portion of capital lease obligations (Note 12)                                           26,750              21,568
  Current portion of long-term debt (Note 7)                                                       18,371              16,713
                                                                                            -------------        ------------
           Total current liabilities                                                           10,139,592          11,215,746

CAPITAL LEASE OBLIGATIONS - Net of current portion (Note 12)                                       19,164              22,149

LONG-TERM DEBT - Net of current portion (Note 7)                                                   70,612              88,983
                                                                                            -------------        ------------

TOTAL LIABILITIES                                                                              10,229,368          11,326,878
                                                                                            -------------        ------------

COMMITMENTS AND CONTINGENCIES (Notes 8, 9, 10 and 12)

SERIES G REDEEMABLE, CONVERTIBLE PREFERRED
  STOCK - No par value - authorized, 230,000 shares; issued and outstanding, 222,501 shares at June 30, 2005 and 2004, respectively;
  aggregate liquidation value of $15,935,645 and $15,294,342 at
  June 30, 2005 and 2004, respectively (Note 8)                                                15,935,645          12,534,619

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value - authorized, 75,000,000 shares;
     issued and outstanding, 22,375,144 shares at June 30, 2005 and 2004                          223,751             223,751
  Additional paid-in capital                                                                   31,372,665          31,372,665
  Accumulated deficit                                                                         (21,519,886)        (25,558,667)
                                                                                            -------------        ------------

           Total stockholders' equity                                                          10,076,530           6,037,749
                                                                                            -------------        ------------

TOTAL                                                                                       $  36,241,543        $ 29,899,246
                                                                                            =============        ============

See notes to consolidated financial statements.                                                                    (Concluded)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
------------------------------------------------------------------------------------------------------------------------

                                                                        2005               2004                2003
REVENUES:
  Net product sales                                                 $ 51,188,791        $ 45,660,102       $ 43,666,410
  Commissions and service revenues                                     2,503,428           3,102,904          2,693,609
                                                                    ------------        -------------      -------------

    Net revenues                                                      53,692,219          48,763,006         46,360,019

COST OF PRODUCTS SOLD                                                 34,563,071          31,031,700         29,297,572
                                                                    ------------        -------------      -------------

GROSS PROFIT                                                          19,129,148          17,731,306         17,062,447
                                                                    ------------        -------------      -------------

OPERATING EXPENSES:
  Selling expenses                                                     8,144,505           8,160,206          7,450,394
  General and administrative expenses                                  6,777,230           6,541,025          7,015,217
  Depreciation and amortization expenses                                 323,226             493,525            843,500
  Restructuring expenses (Note 14)                                                             4,817            345,507
                                                                    ------------        -------------      -------------

           Total operating expenses                                   15,244,961          15,199,573         15,654,618
                                                                    ------------        -------------      -------------

OPERATING INCOME                                                       3,884,187           2,531,733          1,407,829

INTEREST EXPENSE                                                        (482,158)           (736,776)          (839,243)

OTHER INCOME (EXPENSE)                                                  (237,022)            382,256            189,704
                                                                    ------------        -------------      -------------

INCOME  FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX BENEFIT                                            3,165,007           2,177,213            758,290

INCOME TAX BENEFIT (Note 11)                                           4,274,800                   -             19,700
                                                                    ------------        -------------      -------------

INCOME BEFORE DISCONTINUED OPERATIONS
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                 7,439,807           2,177,213            777,990
                                                                    ------------        -------------      -------------

DISCONTINUED OPERATIONS:
  INCOME FROM DISCONTINUED OPERATIONS -
    Net of income tax                                                                                           121,697

  LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS -
    Net of income tax                                                                                           (73,830)
                                                                    ------------        -------------      -------------

           Total                                                                                                 47,867
                                                                    ------------        -------------      -------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE - GOODWILL IMPAIRMENT (Note 6)                                                                   (4,454,656)
                                                                    ------------        -------------      -------------

NET INCOME (LOSS)                                                      7,439,807           2,177,213         (3,628,799)

DIVIDENDS AND ACCRETION ON PREFERRED STOCK                            (3,401,026)         (3,368,216)        (2,549,681)

EFFECT OF EQUITY RECAPITALIZATION                                                                              (270,136)
                                                                    ------------        -------------      -------------

INCOME AVAILABLE TO (LOSS ATTRIBUTABLE TO)
  COMMON STOCKHOLDERS                                               $  4,038,781        $ (1,191,003)      $ (6,448,616)
                                                                    ============        =============      =============

                                                                                                              (Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
---------------------------------------------------------------------------------------------------------------------------


                                                                            2005                 2004                2003

INCOME (LOSS) PER SHARE BEFORE DISCONTINUED
OPERATIONS AND CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE:
    Basic                                                                 $ 0.18               $ (0.05)            $ (0.10)
                                                                          =======              =========           ========

    Diluted                                                               $ 0.13               $ (0.05)            $ (0.10)
                                                                          =======              =========           ========

INCOME PER SHARE FROM DISCONTINUED
OPERATIONS - NET OF INCOME TAX EFFECT-
  DISPOSAL OF OPERATION:
    Basic                                                                                                          $  0.00
                                                                                                                   ========

    Diluted                                                                                                        $  0.00
                                                                                                                   ========

INCOME (LOSS) PER SHARE FROM CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE
 - GOODWILL IMPAIRMENT:
    Basic                                                                                                          $ (0.21)
                                                                                                                   ========

    Diluted                                                                                                        $ (0.21)
                                                                                                                   ========

NET INCOME (LOSS) PER SHARE:
    Basic                                                                 $ 0.18               $ (0.05)            $ (0.31)
                                                                          =======              =========           ========

    Diluted                                                               $ 0.13               $ (0.05)            $ (0.31)
                                                                          =======              =========           ========

WEIGHTED AVERAGE SHARES USED IN
  COMPUTATION OF LOSS PER SHARE:
    Basic                                                              22,375,144           22,375,130          21,059,853
                                                                       ==========           ==========          ===========

    Diluted                                                            57,104,219           22,375,130          21,059,853
                                                                       ==========           ==========          ===========

See notes to consolidated financial statements.                                                                 (Concluded)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        Total
                                                            Common Stock         Additional                         Stockholders'
                                                     --------------------------    Paid-in        Accumulated           Equity
                                                         Shares        Amount      Capital          Deficit          (Deficiency)

BALANCE, JUNE 30, 2002                                  7,978,309    $ 79,783   $12,490,202      $ (17,919,048)      $ (5,349,063)
  Equity recapitalization                              14,735,066     147,351    18,863,078           (270,136)        18,740,293
  Preferred stock dividends and accretion                                                           (2,549,681)        (2,549,681)
  Cancellation of shares in legal settlement             (132,963)     (1,330)      (41,218)                              (42,548)
  Cancellation of shares in sale of PEC assets           (201,067)     (2,011)      (62,330)                              (64,341)
  Cancellation of shares in sale of Ruby Merger            (4,251)        (43)       (1,317)                               (1,360)
  Issuance of compensatory stock options                                            110,000                               110,000
  Restricted common stock vesting                                                     4,250                                 4,250
  Net loss                                                      -           -             -         (3,628,799)        (3,628,799)
                                                      -----------    --------    -----------      --------------     -------------
BALANCE, JUNE 30, 2003                                 22,375,094     223,750    31,362,665        (24,367,664)         7,218,751
  Issuance of compensatory stock options                                             10,000                                10,000
  Exercise of stock option                                     50           1                                                   1
  Preferred stock dividends and accretion                                                           (3,368,216)        (3,368,216)
  Net income                                                    -           -             -          2,177,213          2,177,213
                                                      -----------    --------    -----------      --------------     -------------
BALANCE, JUNE 30, 2004                                 22,375,144     223,751    31,372,665        (25,558,667)         6,037,749
  Preferred stock dividends and accretion                                                           (3,401,026)        (3,401,026)
  Net income                                                    -           -             -          7,439,807          7,439,807
                                                      -----------    --------    -----------      --------------     -------------
BALANCE, JUNE 30, 2005                                 22,375,144    $223,751   $31,372,665      $ (21,519,886)     $  10,076,530
                                                      ===========   =========   ============     ==============     =============

See notes to consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
-------------------------------------------------------------------------------------------------------------------

                                                                           2005            2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $  7,439,807      $2,177,213     $(3,628,799)
  Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization expenses                               323,226         493,525         849,657
      Loss on disposal of property and equipment                             6,554          46,317          22,147
      Change in deferred tax assets                                     (4,398,100)
      Stock compensation expense                                                            10,000         110,000
      Debt forgiveness                                                                    (150,000)
      Goodwill impairment                                                                                4,454,656
      Loss on sale of division                                                                              73,830
      Issuance of common stock for services                                                                  4,250
      Gain on legal settlement                                                                             (42,548)
      Changes in operating assets and liabilities - net of
      effect of business acquisitions and dispositions:
         Accounts receivable                                              (656,944)        392,716        (313,913)
         Inventories                                                    (1,591,906)        785,423        (397,713)
         Income taxes receivable                                            54,535         (62,113)         42,200
         Prepaid expenses and other current assets                           5,813         (52,468)        (31,021)
         Other assets                                                       12,483          (9,688)        (80,723)
         Accounts payable                                                 (540,575)     (1,383,038)        578,565
         Accrued expenses                                                  207,538        (717,878)       (604,266)
         Accrued restructuring costs                                       (43,726)       (647,242)       (420,165)
         Customer deposits                                                   6,592          93,978        (148,006)
                                                                         ----------      ----------      ---------

           Net cash provided by operating activities                       825,297         976,745         468,151
                                                                         ----------      ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (157,429)       (199,356)       (255,320)
  Proceeds from sale of property and equipment                                 635           5,233             157
  Proceeds from business disposition                                                                     1,000,000
                                                                         ----------      ----------      ---------
           Net cash (used in) provided by investing activities            (156,794)       (194,123)        744,837
                                                                         ----------      ----------      ---------

                                                                                                       (Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------------------------------------------------

                                                                                     2005          2004           2003
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under lines of credit                                            $ 51,731,337   $ 38,844,614    $ 16,785,191
  Repayments under lines of credit                                             (52,444,160)   (39,566,496)    (18,390,045)
  Repayment of long-term debt                                                      (16,713)      (422,702)     (2,731,323)
  Repayment on capital leases                                                      (25,642)       (29,076)        (36,666)
  Proceeds from issuance of common stock                                                               32
  Proceeds from issuance of preferred stock - net of costs                                                      3,364,031
                                                                              -------------  -------------   ------------
           Net cash used in financing activities                                  (755,178)    (1,173,628)     (1,008,812)
                                                                              -------------  -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (86,675)      (391,008)        204,176

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        98,903        489,911         285,735
                                                                              -------------  -------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $     12,228   $     98,903    $    489,911
                                                                              =============  =============   ============


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION - Cash paid during
    the year for:
    Interest                                                                  $    443,694   $    728,358    $    698,685
                                                                              =============  =============   ============

    Income taxes                                                              $     29,830   $     60,910    $     30,000
                                                                              =============  =============   ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  TRANSACTIONS:

  Equipment acquired under capital lease                                      $     27,839   $     25,304
                                                                              =============  =============
  Forgiveness of notes payable                                                               $   (150,000)
                                                                                             =============
  Issuance of note payable for debt refinancing cost                                                         $    250,000
                                                                                                             ============
  Discount on issuance of note payable for legal services                                    $     12,827    $    (12,827)
                                                                                             =============   ============
  Fair value of common stock cancelled in sale of asset                                                      $     64,341
                                                                                                             ============
  Fair value of common stock cancelled in legal settlement                                                   $     42,548
                                                                                                             ============
  Common stock issued for services                                                                           $      4,250
                                                                                                             ============

See notes to consolidated financial statements.                                                               (Concluded)

                                      F-8

LXU HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.       NATURE OF BUSINESS

         LXU Healthcare, Inc. ("LXU" or the "Company"), a Massachusetts corporation formerly known as Luxtec Corporation ("Luxtec"), is a specialty medical products sales, marketing, manufacturing, and service company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS  OF  PRESENTATION  -  The  accompanying   consolidated  financial
         statements have been prepared on the accrual basis of accounting.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries:
         LXU Medical; Ruby (See Note 3) and Bimeco, Inc. All intercompany balances and transactions have been eliminated.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         CONCENTRATIONS OF CREDIT RISK - The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and accounts receivable. The Company primarily sells to hospitals and other healthcare providers, and ongoing customer credit evaluations are performed with respect to the Company's customers. Collateral is generally not required. In addition, the Company does not routinely maintain cash in excess of $100,000. However, at June 30, 2005, the Company had $39,332 of uninsured cash balances.

         INVENTORIES consist of raw materials, work-in-process, and finished goods, stated at the lower of cost or market. Cost is recorded using the first-in first-out method for Luxtec and average costing for the remaining segments.

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

         LONG-LIVED ASSETS - In accordance with Statement of Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the recoverability of property, plant and equipment with definite lives not held for sale by comparing the carrying amount of the asset or group of assets against the estimated undiscounted future cash flows expected to result from the use of the asset or group of assets and their eventual disposition. If the undiscounted cash flows are less than the carrying value of the asset or group of assets being evaluated, an impairment loss is recorded. The loss is measured as the difference between the fair value and carrying value of the asset or group of assets being evaluated. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less cost to sell. The estimated fair value is based on the best information available under the circumstances, including prices for similar assets or the results of valuation techniques, including the present value of expected future cash flows using a discount rate commensurate with the risks involved.

         GOODWILL AND OTHER INTANGIBLE ASSETS - Effective July 1, 2002, goodwill is no longer amortized but instead is subject to periodic impairment testing in accordance with SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). See Note 6. Intangible assets with finite lives are stated at cost, net of accumulated amortization and are tested for impairment in accordance with SFAS No. 144. These assets are amortized on the straight-line method over the estimated useful lives or periods of expected benefit, but not in excess of 20 years. The Company performs an annual impairment test in July of each year and has found no further impairment in its existing goodwill balances. Upon implementation of SFAS No. 142, the Company recognized impairment of $4,454,656 on its Luxtec division.

         OTHER ASSETS consist principally of deposits and deferred financing costs. Deferred financing costs were amortized over the life of the related debt using the effective interest method.

         REVENUE RECOGNITION - The Company's policy is to recognize revenues from product sales when earned, as defined by accounting principles generally accepted in the United States of America. Specifically, product and commissions revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred (or services have been rendered), the price is fixed or determinable, and collectibility is reasonably assured.

         The Company recognizes revenues from product sales when the title transfers, generally when product is shipped.

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

         RESEARCH AND DEVELOPMENT costs are incurred by the Company's Luxtec division and are charged to operations as incurred. Total research and development costs for the years ended June 30, 2005, 2004 and 2003 were approximately $295,000, $185,000 and $253,000, respectively.

         INCOME TAXES - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, deferred income taxes are recognized for the difference between the carrying value of assets and liabilities for financial reporting purposes and their income tax basis at currently enacted income tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

         STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic-value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Common stock of the Company has been delisted since November 17, 2000 and does not trade on any exchange and is not quoted on any quotation system. Fair value of the Company's common stock is determined by the Company's Board of Directors based upon the most recent significant capital stock transaction, periodic valuations of the Company and current major events affecting the Company's financial condition.

         Had compensation expense for these employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's income available to (loss attributable to) common stockholders and per share amounts for fiscal years ended 2005, 2004 and 2003 would have been the pro forma amounts indicated below:

                                                                      2005             2004             2003
Net income (loss), as reported                                  $  7,439,807     $  2,177,213     $ (3,628,799)

Stock-based employee compensation expense determined
under fair-value method                                              (46,903)        (142,588)        (172,858)
                                                                -------------    -------------    -------------

Proforma net income (loss)                                         7,392,904        2,034,625       (3,801,657)

Dividends and accretion on preferred stock                       (3,401,026)      (3,368,216)       (2,549,681)
Effect of equity recapitalization                                                                     (270,136)
                                                                -------------    -------------    -------------

Pro forma, income available to (loss attributable to)
common stockholders                                             $  3,991,878     $(1,333,591)     $ (6,621,474)
                                                                =============    ============     =============

Income (loss) per share:
  Basic- as reported                                            $       0.18     $     (0.05)     $      (0.31)
  Basic- pro forma                                              $       0.18     $     (0.06)     $      (0.31)

  Diluted- as reported                                          $       0.13     $     (0.05)     $      (0.31)
  Diluted- pro forma                                            $       0.13     $     (0.06)     $      (0.31)

Black-Scholes Assumptions for Option Grants:
  Risk-free interest rate                                                               4.23%             3.10%
  Expected volatility                                                                     50%               50%
  Expected lives - in years                                                                 6                 6
  Expected dividend yield                                                                  0%                0%

         FINANCIAL INSTRUMENTS - Pursuant to SFAS No. 107, Disclosures about Fair Value of Financial Instruments, the Company is required to disclose the fair value of all financial instruments at June 30, 2005 and 2004. The Company generally considers the carrying value of such amounts in the financial statements to approximate their fair value due to the relatively short period of time between origination of the instruments and their expected realization or the variable interest rate nature of such instruments. At June 30, 2005 and 2004 the estimated fair value of the Company's long-term debt was approximately $89,000 and $106,000, respectively. The Company estimates the fair value of its long-term debt generally using discounted cash flow analysis based on current interest rates for instruments with similar maturities.

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

         LOSS PER SHARE - SFAS No. 128, Earnings per Share, requires the dual presentation of basic and diluted income (loss) per share on the face of the statement of operations and the disclosure of the reconciliation between the numerators and denominators of basic and diluted income
         (loss) per share calculations which consisted of the following for the fiscal years ended June 30:

                                                               2005            2004             2003
Numerator:
 Net income (loss)                                           $   7,439,807    $  2,177,213     $ (3,628,799)
                                                             =============    ============     =============

      Weighted average common shares                            22,375,144      22,375,130       21,059,853
      Dilutive warrants                                         12,478,975
      Effect of assumed conversion of Series G Stock            22,250,100
                                                              ------------     -----------     ------------
Weighted average common shares for the purpose of
  calculating diluted income (loss) per share                   57,104,219      22,375,130       21,059,853
                                                              ============     ===========     ============

         Options and warrants to purchase common stock totaling 9,547,349, 26,562,698 and 25,440,818 were outstanding at June 30, 2005, 2004 and
         2003, respectively, but were not included in the computation of diluted income (loss) per share because the effect would be antidilutive as the exercise price exceeded the estimated fair value of the Company's common stock. The effect of assumed conversion of preferred shares was excluded at June 30, 2004 and 2003 as the effect would be anitdilutive.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), Share-Based Payment. SFAS No. 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective for the Company as of July 1, 2005. The adoption of SFAS No. 123(R) is not expected to have a material effect on the Company's consolidated financial statements.

         In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for amounts of idle facility expenses, freight, handling costs and waste material (spoilage). This statement is effective for the Company for the fiscal year beginning July 1, 2006. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's consolidated financial statements.

3.       ACQUISITIONS AND DISPOSALS

         PROFESSIONAL EQUIPMENT COMPANY, INC. ("PEC") DISPOSAL - As discussed in
         Note 1, effective June 30, 2002, Ruby sold all of the assets of the former PEC line of business in exchange for the cancellation of previously issued stock to the founder of PEC and the assumption of certain liabilities with respect to the PEC line of business. Goodwill and other impaired assets were written off in June 2002, resulting in a loss of $1,038,823, which is recorded in restructuring expense in the statement of operations.

         NEW ENGLAND MEDICAL SPECIALTIES DISPOSAL, DISCONTINUED OPERATION - On June 30, 2003, PrimeSource Surgical sold all of the issued and outstanding capital stock of Ruby for cash proceeds of $1,000,000 to NMSI. The Company recognized a loss on disposal of $73,830. Ruby was reported in the critical care business segment.

         Revenues and income from the discontinued operation, net of income tax effect were as follows:
                                                            2003

Net revenues                                           $  5,740,135
                                                       =============

Income from discontinued operation - net of
  income tax effect                                    $    121,697
                                                      =============

4.       INVENTORIES

         Inventories consist of the following at June 30:

                                                      2005             2004

Raw materials                                    $  1,257,160       $   708,949
Finished goods                                      7,631,629         6,693,999
Reserve for obsolescence                             (564,341)         (670,406)
                                                 -------------      ------------

Inventories - net                                $  8,324,448       $ 6,732,542
                                                 =============      ============

5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at June 30:

                                                            2005         2004

Office equipment                                    $     776,435   $   656,859
Furniture and fixtures                                    283,201       394,740
Machinery and equipment                                   733,949       665,750
Leasehold improvements                                    556,059       503,540
                                                    -------------  ------------

Total                                                   2,349,644     2,220,889
Less accumulated depreciation and amortization         (1,598,646)   (1,333,564)
                                                    -------------  ------------

Property and equipment - net                        $     750,998  $   887,325
                                                    =============  ============

         Depreciation expense totaled $314,406, $321,596 and $381,145 for the years ended June 30, 2005, 2004 and 2003, respectively. Property and equipment held under capital leases amounted to $55,304 and $82,178 less accumulated amortization of $16,119 and $33,548 at June 30, 2005 and 2004, respectively.

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

         At June 30, 2005 and 2004, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"), the Company's goodwill is not subject to amortization.

         In accordance with SFAS No. 142, the Company performed its annual impairment tests in July 2005 and 2004 and found no impairment in its existing goodwill balances at those dates.

         At June 30, 2005 and 2004, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $253,385 and $244,565, respectively.

         Intangible and other asset amortization expense for the years ended June 30, 2005 and 2004 was approximately $9,000 and $172,000, respectively. Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:

         2006                                          $ 8,800
         2007                                            8,400
         2008                                            8,400
         2009                                            8,400
         2010                                            8,400
         Thereafter                                      9,100
                                                       -------

         Total                                         $51,500
                                                       =======

7.       LINES OF CREDIT AND LONG-TERM DEBT

         In December 2003, the Company consolidated its previously outstanding senior debt facilities. The Company's senior debt financing is now provided under a $7,500,000 revolving demand note (the "PrimeSource Healthcare Line of Credit") from Wells Fargo Business Credit, Inc. ("Wells Fargo") under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU Healthcare, Inc.- Medical Specialty Products, Bimeco and Wells Fargo (the "Credit and Security Agreement"). The Credit and Security Agreement has no stated maturity date, but remains in effect until the borrower terminates the credit facility or the lender demands payment.

         Although there is no stated maturity, if the PrimeSource Healthcare Line of Credit is terminated before certain dates, termination fees will be due Wells Fargo, as follows: on or before December 10, 2005 2% of the maximum line, or $150,000; on or before December 10, 2006 1% of the maximum line, or $75,000. Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the PrimeSource Healthcare Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at June 30, 2005). As of June 30, 2005, borrowings bore interest at Wells Fargo's prime rate plus 2.5% (8.75% at June 30, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At June 30, 2005, there was $3,008,684 of availability under the PrimeSource Healthcare Line of Credit.

         The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of June 30, 2005.

         Notes payable include the Luxtec tenant note payable for tenant improvements issued to the lessor of Luxtec's leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2007. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table due on September 19, 2007. On June 30, 2005 and 2004, Luxtec had outstanding borrowings of $45,733 and $62,446, respectively, under the tenant note payable. In addition, notes payable includes a long-term note with an outstanding balance of $43,250 at both June 30, 2005 and 2004.

8.       PREFERRED STOCK

         SERIES G REDEEMABLE, CONVERTIBLE PREFERRED STOCK - On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"). The Series G Stock has 230,000 authorized shares. At both March 31, 2005 and June 30, 2004, 222,501 shares of Series G Stock were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As of June 30, 2005 and 2004, cumulative unpaid dividends on the Series G Stock totaled $1,695,581 and $1,048,500, respectively, and were included in the carrying amount of Series G Stock in the consolidated balance sheets.

         The Company's Series G Stock was initially issued August 6, 2002, in connection with a recapitalization of the Company's equity structure (the "Recapitalization"). Certain other classes of outstanding preferred stock, including Series C Redeemable, Convertible Preferred Stock and Series F Redeemable, Convertible Preferred Stock, were converted to common stock. Another class of outstanding preferred stock, Series F Redeemable, Convertible Preferred Stock, was exchanged for Series G Stock, and additional shares of Series G Stock were issued for cash consideration. Warrants to purchase common stock were issued to the Series C, F, E and G Stockholders, and previously issued warrants to purchase common stock held by these stockholders were repriced.

         The Series G Stock was originally recorded at the original issue price of $32.00 per share which approximated fair value. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first possible redemption date of June 30, 2005. At June 30, 2005 and 2004, cumulative accretion of costs and redemption value totaled $7,623,343 and $4,863,620, respectively.

         At issuance of the Series G Stock, the Company determined that the conversion feature of the Series G Stock represented an embedded derivative, which was valued using the Black Scholes model with the following assumptions: weighted average risk-free discount rate 1.68%; 0% expected dividend; 50% volatility; and an expected life of 3 years, and determined it had no value at the date of issuance, because the fair value of the common stock was less than $0.01. At June 30, 2005, there was no change in the fair value of the derivative, and accordingly, no income or expense was recorded for the year ended June 30, 2005. Further changes in the fair value of the derivative will be recorded as income or expense during the period of change.

         During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and will expire March 1, 2009. In October 15, 2003, this executive exercised an option for the purchase of one share of Series G Stock for $16. At June 30, 2005, the remaining 7,499 options were vested and exercisable.

9.       STOCK OPTIONS AND WARRANTS

         COMMON STOCK OPTIONS - In January 1997, LXU Medical adopted a stock option plan (the "1997 Plan") for the grant of stock options and other awards to certain officers, key employees, or other persons affiliated with the Company. The maximum number of shares of common stock that may be issued pursuant to the 1997 Plan is 12,000,000 shares. The 1997 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and options have terms not to exceed 10 years. The vested options may be exercised at any time and generally expire 10 years from the date of grant.

         The Company issued equity-based options to certain employees during fiscal year 2003. The exercise price was at the deemed fair market value of the stock at the date of grant, except as discussed below.

         During fiscal year 2003, the Company also issued equity-based options to an employee as required under the executed employment agreement with the Company. The exercise price was below the deemed fair market value of the stock at the date of grant. In accordance with the requirements of APB Opinion No. 25, the Company recorded compensation for the difference between the exercise price of the stock and the deemed fair market value of the Company's stock at the date of grant. Compensation expense was amortized on a straight-line basis, over the one-year period during which the options became vested.

         On October 15, 2003, options for the purchase of 50 shares of common stock at $0.01 per share were exercised for total proceeds of $16.

         In addition to the 1997 Plan, the Company has several stock option plans that were assumed from Luxtec. The 1992 stock plan (the "1992 Plan") provides for the grant of incentive stock options, nonqualified stock options, stock awards, and direct sales of stock. Under the 1992 Plan, incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. The Board of Directors at its discretion may grant nonqualified options. The 1992 Plan also provides for various vesting schedules, as determined by the compensation committee of the Board of Directors, and has options terms not to exceed 10 years. Under the 1992 Plan, 500,000 total shares are authorized for issuance.

         The 1995 directors' plan (the "1995 Director Plan") was adopted for non-employee directors and provides that an aggregate of up to 200,000 nonqualified options may be granted to non-employee directors, as determined by the compensation committee of the Board of Directors. Under the terms of the 1995 Director Plan, options are granted at not less than the fair market value of the Company's common stock on the date of grant. The 1995 Director Plan also provides that the options are exercisable at varying dates, as determined by the compensation committee of the Board of Directors, and that they have terms not to exceed 10 years. At both June 30, 2005 and June 30, 2004, there were 64,000 shares available for future grants under the 1995 Director Plan.

         WARRANTS -In connection with the issuance of its Series G Stock in August 2002, the Company granted warrants to purchase 3,300,000 shares of common stock at $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012.

         Prior to the issuance and sale of Series G Stock in August 2002, the Company converted all outstanding shares of Series C Stock into shares of Company common stock. In connection with the conversion of the Series C Stock, the Company granted former holders of Series C Stock warrants to purchase 7,390,613 shares of common stock with an exercise price of $.01 per share. The warrants became exercisable on December 31, 2002 and expire in August 2012. Additionally, exercise prices on warrants to purchase 140,330 shares of common stock previously issued to certain preferred stockholders were repriced from $1.68 per share to $.01 per share.

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

         The warrants issued and repriced in connection with the issuance of the Company's Series G Stock were valued using the Black-Sholes model using the following assumptions: weighted average risk-free discount rate 1.68%; 0% expected dividend; 50% volatility; and an expected life of 3 years. As the exercise price exceeds the estimated fair value of the Company's common stock, zero value was assigned to the warrants.

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

         Changes in shares under options and warrants for the years ended June 30, 2003, 2004 and 2005 are as follows:

                                                         OPTIONS                          WARRANTS
                                                ----------------------------    ------------------------------
                                                                 WEIGHTED                        WEIGHTED
                                                                  AVERAGE                         AVERAGE
                                                  SHARES         EXERCISE         SHARES         EXERCISE
                                               OUTSTANDING         PRICE        OUTSTANDING        PRICE

Balance, June 30, 2002                               1,640,476        $1.85          4,072,866        $1.04

  Grants                                             7,487,000         0.32         13,122,173         0.01
  Forfeited                                          (525,212)         1.42          (356,485)         1.01
                                                     ---------                       ---------

Balance, June 30, 2003                               8,602,264         0.53         16,838,554         0.02

   Grants                                            1,300,000         0.32
   Exercised                                              (50)         0.32
   Forfeited                                         (114,284)         1.86           (63,786)         1.18
                                                     ---------                        --------

Balance, June 30, 2004                               9,787,930         0.49         16,774,768         0.02
                                                     ---------                      ----------

  Forfeited                                          (376,716)         0.62                  -
                                                     ---------                               -

Balance, June 30, 2005                               9,411,214         0.48         16,774,768         0.02
                                                     =========                      ==========

Vested and exercisable, June 30, 2005                7,776,563                      16,774,768
                                                     =========                      ==========

Vested and exercisable, June 30, 2004                6,544,957                      16,774,768
                                                     =========                      ==========

Vested and exercisable, June 30, 2003                1,474,960                      16,838,554
                                                     =========                      ==========


         The  weighted-average  per share fair value of option  grants in fiscal
         2005,  2004  and  2003  was  approximately   zero,  zero  and  $0.5803,
         respectively.

         Outstanding stock options and warrants at June 30, 2005 consist of the following:

                                          OPTIONS                                       WARRANTS
                          ---------------------------------------------  -----------------------------------------------
                                           WEIGHTED                                       WEIGHTED
                                           AVERAGE       WEIGHTED                         AVERAGE       WEIGHTED
                                          REMAINING      AVERAGE                         REMAINING       AVERAGE
      RANGE OF                           CONTRACTUAL     EXERCISE                       CONTRACTUAL     EXERCISE
   EXERCISE PRICES         SHARES        LIFE (YEARS)     PRICE           SHARES        LIFE (YEARS)      PRICE

$0.00 - $1.60           8,737,298            6.0        $ 0.37         16,738,633            6.8        $ 0.02
$1.61 - $3.20             672,916            4.4          1.98             36,135            5.5          2.03
$3.21 - $4.80               1,000            0.5          3.56
                       ----------                                     -----------

                        9,411,214            5.9          0.48         16,774,768            6.8          0.02
                       ==========                                     ===========

         Compensation expense in the amount of $10,000 for fiscal 2004 has been recognized for certain employee stock options granted below market value. No compensation expense has been recognized for the remaining employee stock option grants.

         Subsequent to June 30, 2005, 6,768,109 warrants were exercised for 6,728,941 shares of common stock.

10.      401(k) RETIREMENT PLAN

         The Company and LXU Medical separately maintain qualified 401(k) retirement plans. The plans cover substantially all employees who have over six months of service and have attained ages 18 and 21 for the Company and LXU Medical plans, respectively. The 401(k) plans provide for a contribution by the Company each year. The Company match totaled $155,136, $145,426 and $110,706, for the years ended June 30, 2005,
         2004 and 2003, respectively.

11.      INCOME TAXES

         The benefit (provision) for income taxes for the years ended June 30 is based on the following components:

                                           2005                 2004                 2003
Current income taxes
  Federal                              $  (59,000)          $         -         $      1,600
  State                                   (64,300)                    -               18,100
                                       -----------           ----------         ------------

Total current                            (123,300)                    -               19,700
                                       -----------           ----------         ------------

Deferred income taxes:
  Federal                              (1,429,100)          (1,904,700)             (172,700)
  State                                  (166,300)            (407,100)              (18,800)
                                       -----------           ----------            ---------

Total deferred                         (1,595,400)          (2,311,800)             (191,500)
                                       -----------           ----------            ---------

Change in valuation allowance           5,993,500            2,311,800               191,500
                                       -----------           ----------            ---------

Total                                  $4,274,800            $        -            $  19,700
                                       ===========           ==========            =========

         A reconciliation of the provision for income taxes to the amount of income tax benefit (expense) that would result from applying the federal statutory rate (35%) to income (loss) before income tax benefit (provision) is as follows:

                                                                   2005          2004         2003

Income tax (provision) benefit at statutory rate                    35%           35%          35%
Nondeductible warrant put expense (income)                                                      9%
State tax (expense) benefit, net of federal benefit                  5%           -3%          15%
Meals and entertainment                                              0%           -1%          -3%
Nondeductible goodwill                                                             4%        -191%
Change in valuation allowance                                     -189%           45%         153%
Change in prior years estimates                                                  -76%
Loss on sale of subsidiary                                                                     -2%
Expiration and adjustments of net operating
   losses and income tax credits                                    15%           -4%         -18%
Other                                                               -1%            0%           0%
                                                                    ---            --           --

Total                                                             -135%            0%          -2%
                                                                  =====            ==          ===

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) are as follows at June 30:

                                                      2005               2004
Current:
  Inventory valuation adjustment                  $  359,000        $   139,000
  Accrued vacation                                    58,300             59,800
  Bad debt reserves                                   16,400             49,000
  Restructuring reserve                                                  17,000
  Net operating loss carryforwards                 1,336,100
  Other                                               68,400             25,300
                                                  ----------        -----------

  Total current                                    1,838,200            290,100
                                                  ----------        -----------

Long-term:
  Depreciation and amortization                     (227,100)           (39,800)
  Credit carryforwards                               165,700            165,800
  Capital loss carryforwards                         208,500            516,200
  Charitable contribution carryforwards                    -             14,600
  Net operating loss carryforwards                 2,621,300          5,254,600
                                                  ----------        -----------

  Total long-term                                  2,768,400          5,911,400
                                                  ----------        -----------

Total                                              4,606,600          6,201,500
Valuation allowance                                 (208,500)        (6,201,500)
                                                  ----------        -----------

Total                                             $4,398,100        $         -
                                                  ==========        ============

         Certain of the Company's current deferred tax assets, including inventory valuation adjustment and bad debt reserve, are reduced due to limitations in deductible amounts relating to the Company's prior acquisition of these assets in stock transactions.

         At June 30, 2005, the Company had federal net operating loss carryforwards of approximately $9,894,000, pre-tax, and state net operating loss carry forwards of approximately $8,242,000, pre-tax. The Company's federal and state net operating losses expire in future tax years ending June 30, 2006 through 2024. At June 30, 2005, the Company had federal and state research and development credit carryforwards of approximately $155,000 and $11,000, respectively. The Company's federal and state credits will generally expire in future tax years ending June 30, 2006 through 2021. The Company also has a federal capital loss carryforward of approximately $596,000, pre-tax, that will expire in the tax year ending June 30, 2006. Certain changes in stock ownership may result in a limitation on the amount of net operating loss carryforwards that can be utilized each year.

         During the year ended June 30, 2005, based on the Company's recent history of positive taxable income, the Company evaluated positive and negative evidence relating to the Company's deferred tax assets, and determined that it is more likely than not that the majority of its deferred tax assets will be realized. Accordingly, the Company reduced its previously established valuation allowance by approximately $5,993,500, which, when offset by the year's deferred provision of $1,595,400 and current year income tax expense in certain state and for federal alternative minimum taxes of $123,300, resulted in a benefit from income taxes of $4,274,800 in the current year.

12.      COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office space and certain computer equipment and software under capital and noncancelable operating leases. Rent expense for the years ended June 30, 2005, 2004 and 2003 was $445,352, $628,259 and $654,116, respectively. Minimum annual lease payments under capital and noncancelable operating leases are as follows for the years ending June 30:

                                                                  CAPITAL       OPERATING
                                                                   LEASES        LEASES
         2006                                                    $  30,494      $ 473,676
         2007                                                       15,214        296,059
         2008                                                        5,402        282,074
         2009                                                                     280,428
         2010                                                                     268,278
         Thereafter                                                                88,616
                                                               ------------     ---------

         Total minimum lease payments                               51,110      1,689,131
                                                                                =========
         Amount representing interest                               (5,196)
                                                               ------------

         Present value of future minimum lease payments             45,914
         Less current portion of capital lease obligations         (26,750)
                                                               ------------

         Capital lease obligations - net of current portion     $   19,164
                                                               ------------

         EXECUTIVE COMPENSATION - At June 30, 2005, certain executive officers of the Company and its subsidiaries had employment agreements that provide for compensation and certain severance benefits. As a result of an employment agreement with the Company's former President/Chief Executive Officer, certain benefits were accrued at June 30, 2003 in the amount of $195,507. All accrued amounts were paid as of June 30, 2004.

         Subsequent to June 30, 2005, the Company's Chief Operating and Financial Officer resigned. As a result of a severance agreement with the Company, certain benefits were accrued in July 2005 in the amount of approximately $271,000.

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

         SPECIALTY MEDICAL DISTRIBUTION - Surgical - The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products and services are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as LXU Medical.

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

         Operations that are not included in any of the segments are included in the category "Corporate/Other" and consist primarily of corporate staff operations, including selling, general, and administrative expenses of $2,697,356, $2,867,349 and $3,527,516 for 2005, 2004, and 2003,
         respectively. The sales between segments are made at market prices and are eliminated in consolidation.

         The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segment's operations. Included in the total assets of the corporate operations are property and equipment and other assets.

         Certain products of the Specialty Medical Products Manufacturing segment are sold to the Specialty Medical Distribution - Surgical segment. Sales between these segments totaled $6,818,321, $5,382,852 and $5,055,400 for the years ended June 30, 2005, 2004 and 2003, respectively.

         Disclosures regarding the Company's reportable segments including a corporate management fee allocation with reconciliation to consolidated totals are presented below.

                        DISTRIBUTION -   DISTRIBUTION -                   CORPORATE/
                           SURGICAL      CRITICAL CARE   MANUFACTURING      OTHER        ELIMINATIONS        TOTAL

Net revenues
      2005              $ 32,116,510     $ 12,559,532   $ 15,834,498                    $ (6,818,321)   $ 53,692,219
      2004                27,330,958       13,296,821     13,518,079                      (5,382,852)     48,763,006
      2003                26,181,812       11,939,529     13,294,078                      (5,055,400)     46,360,019

Net income (loss)
      2005              $  1,423,935     $    102,343   $  1,656,848    $ 4,256,681                     $  7,439,807
      2004                   774,776          383,550      1,576,755       (557,868)                       2,177,213
      2003                   137,765          260,978     (3,090,253)      (937,289)                      (3,628,799)

Total assets
      2005              $ 24,298,807     $  3,027,083   $  4,510,967    $ 4,404,686                     $ 36,241,543
      2004                23,524,547        3,290,404      2,899,675        184,620                       29,899,246
      2003                25,041,081        3,361,430      2,935,095        326,934                       31,664,540

Restructuring expenses
      2005                                                                                                         -
      2004                                                              $     4,817                     $      4,817
      2003                                                                  345,507                          345,507

Depreciation and amortization
      2005              $    108,740     $      1,611   $    204,055    $     8,820                     $    323,226
      2004                   133,736            1,058        186,802        171,929                          493,525
      2003                   195,959           24,048        155,984        467,509                          843,500

Interest expense
      2005              $    176,535     $    162,479   $    138,606    $     4,538                     $    482,158
      2004                   219,370          152,790        121,078        243,538                          736,776
      2003                   282,899          129,604        111,959        314,781                          839,243

Goodwill
      2005              $ 12,660,950     $    607,981   $  2,687,952                                    $ 15,956,883
      2004                12,660,950          607,981      2,687,952                                      15,956,883
      2003                12,660,950          607,981      2,687,952                                      15,956,883

         LXU Medical and its subsidiaries have no significant sales to foreign companies; however, Luxtec has several foreign customers. The Company's external sales, based upon the customer's country of origin by geographic area for the years ended June 30, 2005, 2004 and 2003, totaled $50,180,000, $46,065,000 and $44,015,000 respectively for sales in  the  United  States  and  $3,512,000,  $2,698,000  and  $2,345,000,
         respectively, for sales to foreign companies.

14.      RESTRUCTURING

         In October 2001, the Company engaged a restructuring agent to evaluate operations for possible reorganization. In November 2001, the Company commenced with a restructuring plan involving narrowing the focus of the Company's operations, the consolidation of certain underperforming sales regions, the reduction of corporate overhead through workforce reductions, the restructuring of the Company's balance sheet through the refinancing of the Company's senior bank debt and the reduction of debt levels through improved earnings.

         As a result of the restructuring plan, during fiscal year 2002, the Company recorded restructuring costs of approximately $4.0 million consisting of $800,000 in specialized restructuring consultants' fees, $500,000 related to a remaining lease liability for a facility that has been closed, $300,000 in costs for exited product lines related to the closure of the western sales region, $1.4 million in employee severance and $1.0 million attributable to the loss on disposal of a division. Approximately 29 administrative employees were released, and several members of the Company's senior management team resigned, including the Company's 2002 Chief Executive Officer, Chief Financial Officer and Chairman and Executive Vice President.

         In fiscal year 2003, the Company recorded additional severance amounts for the resignation of its 2003 President and Chief Executive Officer, costs of probable legal settlement for two former executive officers and directors of the Company and the sale of NEMS. Activity consists of the following:

                                                             LOSS ON DISPOSAL
                                         EMPLOYEE RELATED     OF DIVISION    OTHER CONTRACTS     TOTAL

Balance, June 30, 2002                       $ 653,000              -      $ 458,133        $ 1,111,133

Estimated costs for 2003 restructuring         195,507                       150,000            345,507
Cash payments                                 (584,739)                     (166,320)          (751,059)
Other adjustments                                   -               -        (14,613)           (14,613)
                                             ---------        --------     ----------       ------------

Balance, June 30, 2003                         263,768              -        427,200            690,968

Cash payments                                 (263,768)                     (159,584)          (423,352)
Other adjustments                                   -               -       (223,890)          (223,890)
                                             ---------        --------     ----------       ------------

Balance, June 30, 2004                              -               -         43,726             43,726

Cash payments                                       -               -        (43,726)           (43,726)

                                             ---------        --------     ----------       ------------
Balance, June 30, 2005                       $      -         $     -      $      -         $         -
                                             =========        ========     ==========       ============


15.      SUBSEQUENT EVENT

On August 22, 2005, the Board of Directors of the Company proposed to amend the Articles of Organization of the Company to effect a 1-for 1,000 reverse stock split, followed immediately by a 1,000-for-1 forward stock split of the Company's common stock (collectively, the "Stock Splits"). If the Stock Splits are approved by shareholders and completed:

     * Each shareholder owning fewer than 1,000 shares of common stock immediately before the Stock Splits will receive $0.19 in cash, without interest, in exchange for each share of common stock owned by such shareholder immediately prior to the Stock Splits and will no longer be a shareholder of the Company; and

     *    Each  shareholder   owning  1,000  or  more  shares  of  common  stock
          immediately before the Stock Splits will own the same number of shares of common stock after the Stock Splits.

The Company cannot complete the Stock Splits unless the amendments to the Articles of Organization are approved by holders of: (i) two-thirds of the shares of common stock and Series G preferred stock, voting together; (ii) two-thirds of the shares of common stock, voting separately; and (iii) 60% of the shares of Series G preferred stock, voting separately.

The Stock Splits are intended to reduce the number of record holders of shares of common stock of the Company below 300 in order to allow the Company to terminate the registration of its shares of common stock under the Securities Exchange Act of 1934, as amended. The Company estimates that the Stock Splits will reduce the number of the Company's shareholders of record, from approximately 609 to approximately 151. Deregistration would eliminate the Company's duty to file periodic reports and proxy statements with the Securities and Exchange Commission and as a result, the Company would no longer be a public reporting company.



                                     ******

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of June 30, 2005. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures are effective.

     (b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates (the registrant's fourth fiscal quarter in the case of our annual report) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) The following individuals were directors of LXU Healthcare as of September 15, 2005.

                                            DIRECTOR
             NAME                  AGE       SINCE                  POSITION WITH LXU              TERM ENDS
-------------------------------- -------- ------------- ------------------------------------------ ----------
William H. Lomicka                 68         2001      Director and Chairman                        2007
-------------------------------- -------- ------------- ------------------------------------------ ----------
Larry H. Coleman, Ph.D.            61         2001      Director                                     2005
-------------------------------- -------- ------------- ------------------------------------------ ----------
Joseph H. Potenza                  57         2003      Director, President and Chief Executive      2005
                                                        Officer, Secretary & Treasurer
-------------------------------- -------- ------------- ------------------------------------------ ----------


                        CLASS II DIRECTORS SERVING A TERM
                       EXPIRING AT THE 2005 ANNUAL MEETING

LARRY H. COLEMAN, PH.D., DIRECTOR - Dr. Coleman has served on our Board of Directors since March 2, 2001, pursuant to our merger with PrimeSource Surgical. Dr. Coleman is the founder and President of Coleman Swenson Booth Inc., a private venture capital fund established in 1986. Dr. Coleman began his venture capital career in 1983 as President of HCA Capital, a wholly-owned subsidiary of HCA, Inc. Dr. Coleman has served as a director on the boards of over 25 companies. Dr. Coleman graduated from the University of North Carolina with an A.B. and earned his Ph.D. from the University of South Dakota.

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

                         CLASS I DIRECTOR SERVING A TERM
                       EXPIRING AT THE 2007 ANNUAL MEETING

WILLIAM H. LOMICKA, DIRECTOR - Mr. Lomicka has served on our Board of Directors since March 2, 2001, pursuant to our merger with PrimeSource Surgical. Mr. Lomicka is the Chairman of Coulter Ridge Capital, a private investment firm. From 1989 to 1999, Mr. Lomicka was President of Mayfair Capital, a private investment firm. Mr. Lomicka, formerly the Senior V.P. of Finance of Humana, Inc., presently serves on the boards of numerous companies, both public (Counsel Corporation and Pomeroy IT Solutions, Inc.) and private (Medventure Technologies and Merit Health Systems). Mr. Lomicka graduated from the College of Wooster in Wooster, Ohio, and earned his M.B.A. from the Wharton Graduate School of the University of Pennsylvania.

Due to Mr. Lomicka's extensive experience as the former Senior V.P. of Finance of Humana, Inc. Mr. Lomicka satisfies the financial expert requirement for our Board of Directors.


        EXECUTIVE OFFICERS OF THE REGISTRANT AND KEY MANAGEMENT PERSONNEL

The Company currently has a code of ethics. However, the Company is in the process of adopting a code of ethics that applies to our senior management, including our chief executive officer, controller and persons performing similar functions to comply with SEC requirements. A copy of the current code of ethics will be provided free of charge, upon request. Requests should be directed to ir@lxuhc.com.

For the business experience and background of our executive officers and key management personnel, see information provided under Part I, Item 1, "Executive Officers of the Registrant and Key Management Personnel".

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, some of our officers and persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in such ownership to the Securities and Exchange Commission and us. To our knowledge, based solely on a review of copies of those reports furnished to us, and in certain cases upon written representations from the reporting persons that no Form 5 was required, all Section 16(a) filing requirements applicable to these persons were complied with during our fiscal year ended June 30, 2005, except as indicated below.

Based on a review of copies of those reports furnished to us, the representations of each insider and as a result of the Company's due diligence process for preparing this year's proxy statement, it was discovered that Mr. Fisher did not file a Form 3 and Form 4 following an increase in his ownership in the fiscal year ending June 30, 2003, whereupon he first became subject to
Section 16(a) reporting. The filing of any deficient reports is currently in process.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation of our Chief Executive Officer, and the two highest compensated executive officers of the Company as of June 30, 2005, (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                              LONG-TERM
                                                                                                              ---------
                                                                  ANNUAL COMPENSATION                        COMPENSATION
                                                                  -------------------                        ------------

                                          FISCAL                                                              SECURITIES
                                           YEAR                                                               UNDERLYING
        NAME AND PRINCIPAL POSITION        ENDED                  SALARY($)        BONUS($)    OTHER          OPTIONS (#)
        ---------------------------        -----                  ---------        --------    -----          -----------
                                                                                             COMP($)(1)
                                                                                             ----------
   Joseph H. Potenza                     June 30, 2005             $254,800           $0       $6,702                  $0
   Current President, Chief              June 30, 2004              230,556            0        6,772                   0
   Executive Officer and Director        June 30, 2003              178,333                     5,800           1,300,000
                                                                                  12,500

   Shaun D. McMeans (2)                  June 30, 2005              200,000            0        5,700                   0
   Chief Operating Officer , Chief       June 30, 2004              191,667       20,000        6,350                   0
   Financial Officer and Director        June 30, 2003              145,000        7,500        4,575             975,000

   Bradford C. Walker                    June 30, 2005                    0            0            0                   0
   Former President, Chief               June 30, 2004              136,881(4)    50,000(5)         0           1,300,000
   Executive Officer and                 June 30, 2003              229,198(6)         0        5,063           1,957,500
   Director (3)

---------

(1)  Represents the Company's standard 401(K) matching contribution.

(2) Subsequent to June 30, 2005, the Company's Chief Operating and Financial Officer resigned.

(3) We appointed Mr. Walker as President and Chief Restructuring Officer in October 2001. In August 2002, we appointed Mr. Walker as President and Chief Executive Officer. Effective September 1, 2003, Mr. Walker resigned from his position as our President and Chief Executive Officer and as a member of our Board of Directors.

(4) Includes $84,002 paid out in accordance with Mr. Walker's severance agreement.

(5) Total bonus of $50,000 paid out in accordance with Mr. Walker's severance agreement.

(6) For our fiscal year ended June 30, 2002, Mr. Walker was not an employee of LXU. Beginning in October 2001 and through June 30, 2002, Corporate Revitalization Partners provided consulting services to LXU in connection with LXU's restructuring. During that period, Mr. Walker was a Managing Director of Corporate Revilalization Partners. In the fiscal years ended June 30, 2002 and June 30, 2003, LXU paid Corporate Revitalization Partners $430,500 and $62,838, respectively, for consulting fees.

The following table sets forth information with respect to exercises of options to purchase our stock granted to the Named Executive Officers as of our fiscal year ended June 30, 2005. Options are for common stock unless otherwise noted.

           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                             SHARES                           UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                           ACQUIRED ON                     OPTIONS AT FISCAL YEAR-END(#)   AT FISCAL YEAR-END($)(1)
           NAME           EXERCISE (#)   VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
           ----           ------------   -----------------   -------------------------     -------------------------
  Shaun D. McMeans              0                0               655,959 / 406,250                 0/0
  Joseph H. Potenza             0                0               880,087 / 568,750                 0/0

---------

(1) With respect to options to purchase our common stock, value is based on an estimated fair market value of $ 0.04 per share on June 30, 2005, minus the exercise price of such options, multiplied by the number of shares underlying such options.

(2) This is an option to purchase Series G Convertible Redeemable Preferred Stock. Each share of Series G Convertible Redeemable Preferred Stock is convertible into 100 shares of common stock. With respect to options to purchase our Series G Convertible Redeemable Preferred Stock, value is based on an estimated fair market value on June 30, 2005 of $32.00 per share, minus the exercise price of such options, multiplied by the number of shares underlying such options.

                     COMPENSATION OF NON-EMPLOYEE DIRECTORS

During Fiscal Year 2005, we did not pay our directors a fee for attendance at meetings of the Board of Directors or meetings of the committees thereof. We did, however, pay expenses to all directors for attendance at meetings of the Board of Directors and committees thereof. In addition, we grant our non-employee directors non-qualified stock options to purchase a total of 12,000 shares of common stock upon their election or appointment to the Board of Directors, with 4,000 options vesting on the date of grant, and 4,000 shares vesting annually thereafter, provided the individual continues to serve on the Board of Directors. These options are granted pursuant to the 1995 Director Plan and have an exercise price equal to one-hundred percent of the fair market value per share of common stock on the date the option is granted.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal year 2005, Dr. Coleman is the only director sitting on the committee, however GE Capital has an individual who participates as observer only. Dr. Coleman is the only voting member. The Board of Directors, as a whole, made the compensation decisions for fiscal year 2005, and not the compensation committee. No board member who is also an employee considered or voted on his own compensation.

                            BOARD COMPENSATION REPORT
                            ON EXECUTIVE COMPENSATION

The Company's executive compensation program for the Named Executive Officers is comprised of base salary, annual incentive compensation, long term incentive compensation in the form of stock options, group medical benefits and participation in the 401(k) plan. In determining the level of base salary, annual incentive compensation and stock options for executive officers, the Compensation Committee, or the in the absence of such Committee, the Board of Directors reviews surveys of compensation data for comparable companies and uses its discretion to set compensation for individual executive officers, including the Chief Executive Officer, at levels where, in its judgment, external, internal or individual circumstances warrant. During Fiscal Year 2005, Dr. Coleman served on the Compensation Committee.

The policies of the Company's executive compensation program are to:

     * provide compensation that will attract and retain superior executive talent through a base salary, annual incentive compensation and bonus plan as more fully described below; and

     * support the achievement of the goals contained in the Company's annual internal business plan by linking a portion of the executive officer's compensation to the achievement of such goals; and

BASE SALARY. Base salary levels for the Company's executive officers are set competitively relative to companies in LXU's industry and companies of comparable size in the United States. In determining salaries, the Compensation Committee, or in the absence of such Committee, the Board of Directors also takes into account individual experience and performance of the executive officers and how it relates to the particular needs of the Company. All annual base salaries for executive officers are reviewed annually or more frequently as events or circumstances warrant as determined by the Compensation Committee.

Joseph Potenza was appointed President on September 1, 2003 and was subsequently appointed as the Company's Chief Executive Officer in May 2004. Mr. Potenza's compensation was determined based on his past compensation and his position as compared to others in the Company and salaries of other comparable positions in our industry. Mr. Potenza did not receive a base salary raise during fiscal year 2005.

ANNUAL INCENTIVE COMPENSATION. Annual incentive compensation may be awarded to executive officers, which are usually in the form of cash bonuses. The purpose of such cash bonuses is to provide a direct financial incentive to the executives to achieve the annual goals of the Company as set forth in the beginning of the year in the annual plan. In fiscal 2005, the following measures were taken into consideration by the Compensation Committee in evaluating the payment of bonuses:

     * performance of the Company in comparison to the Company's budget for the fiscal year,
     *    individual performance.

For fiscal 2005, the Board of Directors determined the Company did achieve its objectives and therefore in fiscal 2005, Mr. Potenza and Mr. McMeans earned a cash bonus of $60,000 and $35,000, respectively, that was subsequently paid in September 2005. The Company's budget is determined by the various divisional executive directors and approved by the Board of Directors at the beginning of the fiscal year.

STOCK OPTIONS. The Compensation Committee, or in the absence of such Committee, the Board of Directors uses the 1997 Plan as the Company's long-term incentive plan for executive officers and key employees. The objectives of the 1997 Plan are to align the long-term interests of executive officers and stockholders by creating a direct link between executive compensation and stockholder return and to enable executives to develop and maintain a significant long-term equity interest in the Company. In general, under the 1997 Plan, options are granted with an exercise price equal to the fair market value of the Common Stock on the date of grant. Awards are made at a level calculated to be competitive within the Company's industry. In fiscal 2005, no stock options were awarded to executive officers.


         The Board of Directors:

                  William Lomicka, Chairman
                  Larry Coleman, Ph.D.
                  Joseph Potenza


                                PERFORMANCE GRAPH

Our common stock has not been listed or quoted on an exchange since November 17, 2000. A performance graph comparing our common stock price with the performance of the S&P Small Cap 600 Index and our peer group index is provided.

Because our common stock is not listed or quoted on an exchange, all prices subsequent to November 17, 2000 are estimates only. LXU common stock prices shown are estimates only and are not comparable to LXU's peers that are traded on an active market.

The following performance graph is intended to reflect the estimated price of our common stock for our last five completed fiscal year periods, which are October 31, 2000, June 30, 2001, June 30, 2002, June 30, 2003, June 30, 2004 and
June 30, 2005.

         COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG LXU, THE
                STANDARD & POOR'S ("S&P") SMALL CAP 600 INDEX AND
                               PRIMESOURCE'S PEER
                                GROUP INDEX (1)


                             PICTURE GRAPH OMMITTED

  --------------------------------------------------------------------------------------------------------
                               10/31/00     10/31/01  6/30/02 (2)  6/30/03 (3)   6/30/04 (3)   6/30/05(3)

  --------------------------------------------------------------------------------------------------------
  LXU                            100.00       100.00        32.00         1.00          1.00         4.00
  --------------------------------------------------------------------------------------------------------
  S&P Smallcap 600               100.00       106.34       105.84       101.10        135.59       152.40
  --------------------------------------------------------------------------------------------------------
  LXU's    Peer Group            100.00        97.98       123.52       117.35        179.77       161.64
  --------------------------------------------------------------------------------------------------------

----------

     (1) This graphic presentation assumes (a) one-time $100 investments in common stock and in market capital base-weighted amounts apportioned among all the companies whose equity securities constitute the above named broad equity market index and LXU's selected peer group index, in each case made as of the market close on October 31, 1999 and (b) the automatic reinvestment of dividends, if any, in additional shares of the same class of equity securities constituting such investments at the frequency with which dividends were paid on such securities during the applicable fiscal years. We selected our peer group in good faith based on companies in a similar industry or line-of-business. The returns of each component issuer of the LXU's peer group are weighted according to the respective issuer's stock market capitalization based on data derived from such issuer's filings with the Securities and Exchange Commission for the beginning of each period for which a return is indicated. LXU's peer group is made up of the following five companies:

     Synovis Life Technologies, Inc.
     Cantel Medical Corp.
     Conmed Corp.
     Fisher Scientific International Inc.
     Patterson Dental Co.

     (2) In the absence of actual market trades, the basis for the $0.32 estimated common stock value was based upon the price of the most recently raised private equity security (convertible redeemable preferred stock) on an as converted to common stock basis.

     (3) Basis for estimated common stock value was based upon an independant valuation of the Company's common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                   BENEFICIAL OWNERSHIP OF COMPANY SECURITIES

The following tables furnish certain information as of September 1, 2005 (except as otherwise noted), as to our common stock beneficially owned by each of our directors, by each of the Named Executive Officers and by all of our directors and executive officers as a group.

------------------------------ ----------------------- -------------------
NAME OF BENEFICIAL OWNER       NUMBER OF SHARES OF     PERCENT OF CLASS
                               COMMON STOCK            VOTING POWER
                               BENEFICIALLY OWNED      PRESENTLY HELD(1)
------------------------------ ----------------------- -------------------

Larry H. Coleman, Ph.D.(2)                 7,977,166(3)             27.4%
------------------------------ ----------------------- -------------------

William H. Lomicka                           838,627(4)              2.9%
------------------------------ ----------------------- -------------------

Joseph H. Potenza                            925,225(5)              3.1%
------------------------------ ----------------------- -------------------
All directors and executive
officers as a group (3 persons)            9,741,018                32.4%
------------------------------ ----------------------- -------------------

----------------------

Unless  otherwise  indicated,  the  address  of  each  person  is  care  of  LXU
Healthcare, Inc. 3708 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock issuable upon exercise of outstanding options or warrants within sixty days of September 1, 2005, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for purposes of computing the percentage of any other person.

(1) Based upon the aggregate number of shares of our common stock outstanding on September 1, 2005 and options and warrants exercisable within sixty days of September 1, 2005 to acquire our common stock.

(2) Dr. Coleman is the Managing General Partner of CSHB Ventures IV L.P., the General Partner of Coleman Swenson Hoffman Booth IV, L.P. Dr. Coleman expressly disclaims beneficial ownership of shares held by Coleman Swenson Hoffman Booth IV L.P.

(3) Includes 23,721 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005.

(4) Includes 30,605 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005.

(5) Includes 925,225 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005.

The following table set forth those persons who, to our knowledge, are beneficial owners of more than 5% of any class or series of our outstanding equity securities who are not directors or executive officers as of September 1, 2005.

     --------------------------- ---------------------- --------------------
     NAME OF BENEFICIAL OWNER    NUMBER OF SHARES OF    PERCENT OF CLASS
                                 COMMON STOCK           VOTING POWER
                                 BENEFICIALLY OWNED     PRESENTLY HELD(1)
     --------------------------- ---------------------- --------------------
     GE Capital Equity
     Investments, Inc.(2)                  17,330,566(3)              45.9%
     --------------------------- ---------------------- --------------------
     Coleman Swenson Hoffman                7,977,166(5)              27.4%
     Booth IV L.P. (4)
     --------------------------- ---------------------- --------------------
     Fisher Entities(6)                     3,428,271(7)              11.8%
     --------------------------- ---------------------- --------------------
     Bradford Walker                        3,250,000(8)              10.0%
     --------------------------- ---------------------- --------------------
     Geneva Middle Market                   3,106,693                 10.3%
     --------------------------- ---------------------- --------------------

----------------------

Unless  otherwise  indicated,  the  address  of  each  person  is  care  of  LXU
Healthcare, Inc. 3708 E. Columbia Street, Tucson, Arizona 85714. Shares of common stock issuable upon exercise of outstanding options or warrants within sixty days of September 1, 2005, are deemed outstanding for purposes of computing the percentage ownership of the person holding such options or warrants but are not outstanding for purposes of computing the percentage of any other person.

(1) Based upon the aggregate number of shares of our common stock outstanding as of September 1, 2005 and options and warrants exercisable within sixty days of September 1, 2005 to acquire our common stock.

(2) The address of GE Capital Equity Investments is 120 Long Ridge Road, Stamford, Connecticut 06927.

(3) Includes 3,721 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005. Also includes 6,151,687 shares of our common stock subject to purchase pursuant to warrants that are exercisable within sixty days of September 1, 2005.

(4) The address of Coleman Swenson Hoffman Booth IV L.P. is 237 Second Avenue South, Franklin, Tennessee 37064-2649. Dr. Coleman expressly disclaims beneficial ownership of shares held by Coleman Swenson Hoffman Booth IV L.P.

(5) Includes 23,721 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005.

(6) Webbmont Holdings LP, Woodcrest Associates, Ltd., Investors Equity, Inc., Robert W. Fisher, Robert N. Fisher and Virginia Fisher are collectively referred to as the "Fisher Entities". Webbmont Holdings LP beneficially owns 3,293,123 shares of Common Stock. Acting through its general partner, Webbmont Holdings LP has the power to dispose or direct the disposition of and the power to vote or direct the vote of 3,293,123 shares of the Common Stock. Woodcrest Associates, Ltd., the general partner of Webbmont Holdings LP, may be deemed to share investment and voting power with respect to the 3,293,123 shares of Common Stock held by Webbmont Holdings LP. In addition, Robert W. Fisher, the President of Woodcrest Associates, Ltd., may be deemed to share investment and voting power with respect to the 3,293,123 shares of Common Stock held by Webbmont Holdings LP. Investors Equity, Inc. beneficially owns 115,514 shares of Common Stock.

      Robert W. Fisher, the President of Investors Equity, Inc., may be deemed to share investment and voting power with respect to the 115,514 shares of Common Stock held by Investors Equity, Inc. Mr. Robert N. Fisher, the son of Robert W. Fisher, is the beneficial owner of 7,769 shares of Common Stock. Ms. Virginia Fisher, the daughter of Robert W. Fisher, is the beneficial owner of 4,423 shares of Common Stock. Mr. Robert W. Fisher has also been granted options to purchase 7,442 shares of Common Stock, of which options Webbmont Holdings LP, Woodcrest Associates, Ltd., Investors Equity, Inc., Robert N. Fisher and Virginia Fisher expressly disclaim beneficial ownership. The address of Webbmont Holdings L.P., Woodcrest Associates, Ltd., Investors Equity, Inc., Robert W. Fisher, Virginia Fisher and Robert N. Fisher is 1680-Hiram-Douglasville Highway, Suite 108, Hiram, Georgia 30141.

(7) Includes 7,442 shares of our common stock underlying options held by Mr. Fisher that are exercisable within sixty days of September 1, 2005.

(8) Includes 3,249,950 shares of our common stock underlying options that are exercisable within sixty days of September 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

During our fiscal years ended June 30, 2005 and June 30, 2004, Deloitte & Touche LLP, our independent certified public accounting firm, billed us in the following categories and amounts:

                                  2005            2004
                             --------------   -------------
     Audit Fees               $   227,300      $  242,100
     Tax Fees                      85,995         103,890
     Other Fees                    78,100
                             --------------   -------------
     Total Fees               $   391,395      $  345,990
                             ==============   =============

Tax fees included preparation of the Company's federal and state income tax returns and periodic consultation on tax issues. $10,245 of the tax fees were not directly approved by the Audit Committee because they fell under the threshold of the approval policy set forth by the Audit Committee.

The Audit Committee of the Board of Directors has considered whether the provision of non-audit services by Deloitte & Touche LLP is compatible with maintaining auditor independence. Services provided by Deloitte & Touche LLP may be approved by the CFO for an amount not to exceed $5,000 a quarter. All other services provided by Deloitte & Touche LLP, both audit and non-audit, must be pre-approved by the Audit Committee. The pre-approval of audit and non-audit services may be given at any time up to a year before commencement of the specified service. CFO approval or Audit Committee pre-approval is required for the following services:

     *    Audits of the Company's financial statements.
     * Consents, comfort letters, reviews of registration statements and similar services that incorporate or include the audited financial statements of the Company.
     *    Employee benefits plan audits.
     * Accounting consultations and support related to generally accepted accounting principles.
     * Tax compliance and related support for any tax returns filed by the Company, and returns filed by any executive or expatriate under a company-sponsored program.
     *    Tax planning and support.
     *    Merger and acquisition due diligence services.

Deloitte & Touche LLP is prohibited from providing certain types of services to the Company as follows:

     * Bookkeeping or other services related to the Company's accounting records or financial statements.
     *    Appraisal or Valuation Services or Fairness Opinions.
     *    Actuarial Services.
     *    Management Functions or Human Resource Functions.
     *    Broker-Dealer, Investment Adviser, or Investment Banking Services.
     *    Legal Services and Expert Services Unrelated to the Audit.
     *    Internal Audit Outsourcing.
     *    Financial Information Systems Design and Implementation.

Non-prohibited services are deemed permitted services and may be provided to the Company with the pre-approval by the full Audit Committee, as described above. At each regularly scheduled Audit Committee meeting, the Audit Committee reviews the services, including fees, provided by Deloitte & Touche LLP to date and a list of all services pre-approved since its last regularly scheduled meeting.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report:

(1)    Consolidated Financial Statements
       ---------------------------------

       Independent Auditors' Report

       Consolidated Balance Sheets as of June 30, 2005 and June 30, 2004.

       Consolidated Statements of Operations
       for the years ended June 30, 2005, June 30, 2004 and June 30, 2003.

       Consolidated Statements of Stockholders'
       Equity (Net Capital Deficiency) for the years ended June 30, 2005, June 30, 2004 and June 30, 2003.

       Consolidated Statements of Cash Flows for the years ended June 30, 2005, June 30, 2004 and June 30, 2003

       Notes to Consolidated Financial Statements

(2)    Financial Statement Schedules - Schedule II

Schedule II

                                                          VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions
                                       ------------------------------------
                                                                Charged to                                    Balance at
                                        Balance at the           costs and                                    the end of
                                        beginning of year         expenses      Utilized      Deductions       the year
FOR THE YEAR ENDED JUNE 30, 2004:
Accounts receivable allowances for
     doubtful accounts                      $  213,895           $  34,415                    $ (115,835)     $  132,475
Inventory reserves for obsolescence          1,106,232             159,406                      (595,232)        670,406
Deferred income tax valuation allowance      8,513,300                          (2,311,800)                    6,201,500
                                            ----------           ----------    ------------   ------------    ------------

Total allowances deducted from assets       $9,833,427           $ 193,821     $(2,311,800)   $ (711,067)     $7,004,381
                                            ==========           ==========    ============   ============    ============

FOR THE YEAR ENDED JUNE 30, 2005:
Accounts receivable allowances for
     doubtful accounts                      $  132,475           $ (71,172)                   $  (17,890)     $   43,413
Inventory reserves for obsolescence            670,406             269,925                      (375,990)        564,341
Deferred income tax valuation allowance      6,201,500                          (5,993,000)                      208,500
                                            ----------           ----------    ------------   ------------    ------------


Total allowances deducted from assets       $7,004,381           $ 198,753     $(5,993,000)   $ (393,880)     $  816,254
                                            ==========           ==========    ============   ============    ============


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LXU HEALTHCARE, INC.


                                       by  /s/Joseph H. Potenza
                                          --------------------------------------
                                             Joseph H. Potenza, President and
                                             Chief Executive Officer


September 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----


/s/ William H. Lomicka       Director                         September 28, 2005
----------------------
    William H. Lomicka


/s/ Larry H. Coleman         Director                         September 28, 2005
----------------------
    Larry H. Coleman


/s/ Joseph H. Potenza        President, Chief Executive       September 28, 2005
----------------------
    Joseph H. Potenza        Officer, Director, (Principal
                             Executive Officer, Principal
                             Financial Officer and Principal
                             Accounting Officer)

3.    Exhibits
      --------

      See Exhibit Index

                                  Exhibit Index

Each exhibit set forth below in the Index to Exhibits is filed as a part of this report. All exhibits not filed herewith are incorporated herein by reference to a prior filing as indicated.

3.1      Amended  and  Restated   Articles  of  Organization   (Incorporated  by
         reference to Form 10Q, File No. 000-14961, filed on May 16, 2005).

3.2 Amended and Restated By-Laws (Incorporated by reference to Form 10Q, File No. 000-14961, filed on May 16, 2005).

4.1 Specimen of Common Stock Certificate. (Incorporated by reference to Form S-18, File No. 33-5514B, declared effective on July 7, 1986).

4.2 Second Amended and Restated Registration Rights, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

4.3 Amended and Restated Co-Sale Agreement, dated June 28, 2001, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders therein. (Incorporated by reference to Form 10-K, File No. 0-14961, filed October 15, 2001).

4.4 Co-Sale Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

10.1 Luxtec Corporation 1992 Stock Plan, as amended. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 28, 1994).

10.2 Luxtec Corporation 1995 Stock Option Plan for Non-Employee Directors. (Incorporated by reference to Form 10-K, File No. 0-14961, filed January 27, 1996).

10.3 Tucson Medical Corporation 1997 Stock Option / Stock Issuance Plan, as amended. (Incorporated by reference to Schedule 14A, File No. 0-14961, filed June 1, 2001).

10.4 Unit Purchase Agreement among PrimeSource Healthcare, Inc. and the Purchasers named in Schedule I thereto, dated as of June 28, 2001. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.5 Form of Warrant. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 11, 2001).

10.6 Conversion and Exchange Agreement, dated as of August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed in the signature pages thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.7 Purchase Agreement, dated as of August 6, 2002, among PrimeSource Healthcare, Inc. and the Initial Purchasers named in Schedule I thereto. (Incorporated by reference to Form 8-K, File No 0-14961, filed August 8, 2002).

10.8 Lease Agreement, dated as of March 1, 2000, by and between Holualoa Butterfield Industrial, L.L.C. and PrimeSource Surgical, Inc. (Incorporated by reference to Form 10-K, File No. 0-14961, filed on October 15, 2001).

10.9 Waiver Agreement, dated June 30, 2003, by and among PrimeSource Healthcare, Inc. and the Purchasers named therein. (Incorporated by reference to Form 8-K, File No. 0-14961, filed July 2, 2003).

21.1     Subsidiaries of the Registrant.

31.1     Certification  of  the  President,   Principal  Financial  Officer  and
         Principal   Accounting   Officer   Pursuant   to  Section  302  of  the
         Sarbanes-Oxley Act of 2002.

32.1     Certification  of  the  President,   Principal  Financial  Officer  and
         Principal   Accounting   Officer   Pursuant   to  Section  906  of  the
         Sarbanes-Oxley Act of 2002.