Form 10-Q
period 2005-09-30
LXU Healthcare, Inc.
filed 2005-11-14
CIK 793523

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from               to              -
                               --------------    -------------

                        Commission File Number--000-14961

                              LXU HEALTHCARE, INC.
             (Exact name of registrant as specified in its charter)

    Massachusetts                                                 04-2741310
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                    3708 E. Columbia Street, Tucson, AZ 85714
               (Address of principal executive offices) (Zip code)

                                 (520) 512-1100
              (Registrant's telephone number, including area code)

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

On November 11, 2005, there were 29,104,085 shares of the Registrant's common stock outstanding.

LXU HEALTHCARE, INC.
TABLE OF CONTENTS
--------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION                                                                              PAGE

         Item 1.   Unaudited Condensed Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 2005
                   and June 30, 2005                                                                           3

                   Condensed Consolidated Statements of Income for the three months ended
                   September 30, 2005 and 2004                                                                 5

                   Condensed Consolidated Statements of Cash Flows for the three months
                   ended September 30, 2005 and 2004                                                           6

                   Notes to Condensed Consolidated Financial Statements                                        8

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                                      17

         Item 3.   Quantitative and Qualitative Disclosure about Market Risk                                  24

         Item 4.   Controls and Procedures                                                                    24

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                                                          24

         Item 6.   Exhibits                                                                                   25

SIGNATURES                                                                                                    26


PART I-- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

LXU HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                                    SEPTEMBER 30,        JUNE 30,
                                                                                        2005              2005
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $    29,836       $    12,228
  Accounts receivable--net of sales returns and allowance for doubtful
    accounts of approximately $59,000 and $68,000, respectively                       8,000,393         6,375,290
  Inventories                                                                         8,032,899         8,324,448
  Income taxes receivable                                                               102,422            75,378
  Prepaid expenses and other current assets                                             273,763           219,052
  Deferred tax assets                                                                 1,755,000         1,755,000
                                                                                    -----------       -----------

           Total current assets                                                      18,194,313        16,761,396

PROPERTY AND EQUIPMENT--Net                                                             741,813           750,998

DEFERRED TAX ASSETS--Net                                                              2,289,100         2,643,100

INTANGIBLE ASSETS--Net of accumulated amortization of
  approximately $256,000 and $253,000, respectively                                      49,248            51,453

GOODWILL                                                                             15,956,883        15,956,883

OTHER ASSETS                                                                             74,963            77,713
                                                                                    -----------       -----------

TOTAL                                                                               $37,306,320       $36,241,543
                                                                                    ===========       ===========

                                                                                                      (Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                                      SEPTEMBER 30,          JUNE 30,
                                                                                               2005                2005

CURRENT LIABILITIES:
  Accounts payable                                                                        $ 4,272,916         $ 3,712,720
  Accrued expenses                                                                          1,696,651           1,716,970
  Customer deposits                                                                           173,465             173,465
  Lines of credit                                                                           4,474,333           4,491,316
  Current portion of capital lease obligations                                                 22,987              26,750
  Current portion of notes payable                                                             18,811              18,371
                                                                                          -----------         -----------

           Total current liabilities                                                       10,659,163          10,139,592

CAPITAL LEASE OBLIGATIONS--Net of current portion                                              15,073              19,164

NOTES PAYABLE--Net of current portion                                                          22,491              70,612
                                                                                          -----------         -----------

               Total liabilities                                                           10,696,727          10,229,368
                                                                                          -----------         -----------

COMMITMENTS AND CONTINGENCIES (Notes 5, 9, 10 and 11)

SERIES G CONVERTIBLE, REDEEMABLE PREFERRED STOCK--
  No par value--authorized 230,000 shares; issued and outstanding,
  222,501 shares; aggregate liquidation value of $16,107,551 and
  $15,935,645, respectively                                                                16,107,551          15,935,645
                                                                                          -----------         -----------

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value--authorized 75,000,000 shares; issued and
    outstanding, 29,104,085 and 22,375,144 shares, respectively                               291,040             223,751
  Additional paid-in capital                                                               31,367,479          31,372,665
  Accumulated deficit                                                                     (21,156,477)        (21,519,886)
                                                                                          -----------         -----------

  Net stockholders' equity                                                                 10,502,042          10,076,530
                                                                                          -----------         -----------

TOTAL                                                                                     $37,306,320         $36,241,543
                                                                                          ===========         ===========

                                                                                                              (Concluded)

      See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
--------------------------------------------------------------------------------

                                                                           THREE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                   -----------------------------------
                                                                        2005                   2004
REVENUES:
  Net product sales                                                 $14,250,537           $11,892,297
  Commissions and service revenues                                      564,897               676,613
                                                                     -----------           ----------

    Net revenues                                                     14,815,434            12,568,910

COST OF PRODUCT SOLD                                                  9,632,379             8,003,462
                                                                     -----------           ----------

GROSS PROFIT                                                          5,183,055             4,565,448
                                                                     -----------           ----------

OPERATING EXPENSES:
  Selling expenses                                                    2,149,183             1,994,296
  General and administrative expenses                                 1,934,255             1,510,414
  Depreciation and amortization expenses                                 81,939                80,429
                                                                     -----------           ----------

    Total operating expenses                                          4,165,377             3,585,139
                                                                     -----------           ----------

OPERATING INCOME                                                      1,017,678               980,309

INTEREST EXPENSE                                                       (120,957)             (127,279)

OTHER EXPENSE                                                            (7,406)             (155,889)
                                                                     -----------           ----------

INCOME FROM OPERATIONS                                                  889,315               697,141

INCOME TAX PROVISION                                                   (354,000)               (5,000)
                                                                     -----------           ----------

NET INCOME                                                              535,315               692,141

DIVIDENDS AND ACCRETION ON
  PREFERRED STOCK                                                      (171,906)             (875,331)
                                                                     -----------           ----------

INCOME AVAILABLE (LOSS ATTRIBUTABLE)
  TO COMMON STOCKHOLDERS                                               $363,409            $ (183,190)
                                                                     ===========           ==========

INCOME (LOSS) PER SHARE:
    Basic                                                                 $0.02               $ (0.01)
                                                                     ===========           ==========
    Diluted                                                               $0.01               $ (0.01)
                                                                     ===========           ==========

WEIGHTED AVERAGE SHARES USED IN COMPUTATION OF INCOME (LOSS) PER SHARE:

    Basic                                                            23,631,213            22,375,144
                                                                     ==========            ==========
    Diluted                                                          59,548,204            22,375,144
                                                                     ==========            ==========

See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                            -------------------------------------
                                                                                    2005               2004

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                      $ 535,315            $692,141
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
   Depreciation and amortization                                                     81,939              80,429
   Loss on disposal of property and equipment and intangibles                         1,074               5,463
   Stock compensation expense                                                         1,139
   Change in deferred tax assets                                                    354,000
   Change in operating assets and liabilities:
      Accounts receivable                                                        (1,625,103)           (677,244)
      Inventories                                                                   291,549              44,296
      Income taxes receivable                                                       (27,044)            (25,205)
      Prepaid expenses and other current assets                                     (54,711)             66,534
      Other assets                                                                    2,750               2,648
      Accounts payable                                                              560,196            (363,382)
      Accrued expenses                                                              (62,844)            (72,085)
      Accrued restructuring costs                                                         -             (43,726)
      Customer deposits                                                                   -              40,636
                                                                                  ---------           ---------

           Net cash provided by (used in) operating activities                       58,260            (249,495)
                                                                                  ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                               (73,061)             (8,140)
  Proceeds from the sale of property and equipment                                    1,438                 635
                                                                                  ---------           ---------

           Net cash used in investing activities                                    (71,623)             (7,505)
                                                                                  ---------           ---------

                                                                                                    (Continued)

LXU HEALTHCARE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                                    THREE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                            ------------------------------------
                                                                                  2005              2004

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under lines of credit                                               13,263,967         12,085,262
   Repayments on lines of credit                                                 (13,280,950)       (11,841,138)
   Repayments on notes payable                                                        (4,431)            (4,031)
   Repayments on capital leases                                                       (7,854)            (5,416)
   Proceeds from issuance of common stock                                             60,239                  -
                                                                                ------------       ------------

           Net cash provided by financing activities                                  30,971            234,677
                                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  17,608            (22,323)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        12,228             98,903
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $     29,836       $     76,580
                                                                                ============       ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -Cash paid during the period for:
    Interest                                                                    $    118,409       $    127,279
                                                                                ============       ============
    Taxes                                                                       $     38,730       $      4,680
                                                                                ============       ============

                                                                                                    (Concluded)
See notes to unaudited condensed consolidated financial statements.

LXU HEALTHCARE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

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

     The Stock Splits are intended to reduce the number of record holders of shares of common stock of the Company below 300 in order to allow the Company to terminate the registration of its shares of common stock under the Securities Exchange Act of 1934, as amended. The Company estimates that the Stock Splits will reduce the number of the Company's shareholders of record, from approximately 603 to approximately 147. Deregistration would eliminate the Company's duty to file periodic reports and proxy statements with the Securities and Exchange Commission (the "SEC") and as a result, the Company would no longer be a public reporting company. Only LXU shareholders of record as of the close of business on October 21, 2005, will be entitled to notice of, and to vote at, the special meeting of shareholders to be held to consider the transaction. The Company will disclose the date of the special meeting once such date has been determined. The summary description of the proposed transaction included in this Quarterly Report on Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all shareholders. The Company filed a preliminary proxy statement and
     Schedule 13E-3 with the SEC describing the transaction on August 31, 2005 and revised preliminary proxy statement on October 19, 2005 and November 8, 2005. All shareholders are advised to read the definitive proxy statement and Schedule 13E-3 carefully. Shareholders may obtain a free copy of the proxy statement and Schedule 13E-3 at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the special meeting to shareholders entitled to vote at the special meeting.

     The unaudited condensed consolidated financial statements include the accounts of LXU Healthcare, Inc. ("LXU Healthcare") and its subsidiaries (collectively, "LXU" or the "Company"). The Company's wholly owned operating subsidiaries include LXU Healthcare, Inc - Medical Specialty

     Products, formerly PrimeSource Surgical, Inc., ("LXU-Medical Specialty Products") and Bimeco, Inc. ("Bimeco"). All intercompany balances and transactions are eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (hereafter referred to as "generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

     LXU Healthcare, Inc., a Massachusetts corporation formerly known as Primesource Healthcare, Inc., is a specialty medical products sales, marketing and manufacturing company. The Company sells a broad portfolio of specialty medical products, some of which it manufactures, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals.

2.   NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), SHARE-BASED PAYMENT. SFAS No. 123(R)
     establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.
     123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) is effective for the Company as of July 1, 2005. The Company elected the modified prospective method and has recorded stock compensation expense of approximately $1,100, and has included additional disclosure, as required by SFAS No. 123(R) in Note 10.

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

3.   INVENTORIES

     At September 30, 2005 and June 30, 2005, inventories consisted of the following:

                                                SEPTEMBER 30,        JUNE 30,
                                                    2005               2005

Raw materials                                    $1,290,946        $1,257,160
Finished goods                                    7,378,885         7,631,629
Reserve for obsolescence                           (636,932)         (564,341)
                                                 -----------       -----------

Inventories                                      $8,032,899        $8,324,448
                                                 ===========       ===========

4.   GOODWILL, INTANGIBLE AND OTHER ASSETS

     At both September 30, 2005 and June 30, 2005, the Company had $15,956,883 of recorded goodwill. In accordance with FASB Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS No. 142"), the Company's goodwill is not subject to amortization.

     In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2005 and found no impairment in its existing goodwill balances.

     At September 30, 2005 and June 30, 2005, the Company had intangible assets subject to amortization with useful lives of 4 to 20 years, primarily consisting of trademarks and patents with a total cost of $304,838 and accumulated amortization of $255,590 and $253,385, respectively.

     The Company also had other intangible assets included in other assets on the balance sheet at September 30, 2005 and June 30, 2005 consisting primarily of security deposits with a total cost of $74,963 and $77,713, respectively. Intangible and other asset amortization expense for the three months ended September 30, 2005 and 2004 was approximately $2,200 and $2,200, respectively.

     Estimated amortization expense remaining for the five succeeding fiscal years ending June 30 and thereafter is as follows:


            2006                                              $6,600
            2007                                               8,400
            2008                                               8,380
            2009                                               8,380
            2010                                               8,380
            Thereafter                                         9,110
                                                             -------

            Total                                            $49,250
                                                             =======

5.   LINES OF CREDIT AND NOTES PAYABLE

     The Company's senior debt financing is provided under a $7,500,000 revolving demand note (the "Line of Credit") from Wells Fargo Business Credit, Inc. ("Wells Fargo") under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU - Medical Specialty Products, Bimeco and Wells Fargo (the "Credit and Security Agreement"). The Credit and Security Agreement has no stated maturity date, but remains in effect until the borrower terminates the credit facility or the lender demands payment. Although there is no stated maturity, if the Line of Credit is terminated before certain dates, termination fees will be due Wells Fargo, as follows: on or before December 10, 2005, 2% of the maximum line, or $150,000; on or before December 10, 2006, 1% of the maximum line, or $75,000. Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at September 30, 2005). As of September 30, 2005, borrowings bore interest at Wells Fargo's prime rate plus 2.50% (9.25% at September 30, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At September 30, 2005 and June 30, 2005, there were outstanding borrowings of $4,474,333 and $4,491,316, respectively. At September 30, 2005, there was $3,025,667 of availability under the Line of Credit.

     The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. The Company was in compliance with these covenants as of September 30, 2005.

     Notes payable include the Luxtec tenant note payable for tenant improvements issued to the lessor of Luxtec's leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due
     September 19, 2007. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2007. At September 30, 2005 and June 30, 2005, Luxtec had outstanding borrowings of $41,302 and $45,733, respectively, under the tenant note payable.

6.   INCOME TAXES

     At September 30, 2005 and June 30, 2005, the Company had deferred tax assets primarily resulting from federal net operating loss carryforwards, of approximately $4,044,100 and $4,398,100, respectively. During the year ended June 30, 2005, based on the Company's recent history of positive taxable income, the Company evaluated positive and negative evidence relating to the Company's deferred tax assets, and determined that it is more likely than not that the majority of its deferred tax assets will be realized. Accordingly, the Company reduced its previously established valuation allowance by approximately $5,993,500, which, when offset by the year's deferred provision of $1,595,400 and current year income tax expense in certain states and for federal alternative minimum taxes of $123,300, resulted in a benefit from income taxes of $4,274,800 for the fiscal year ended June 30, 2005. In addition, the Company's federal net operating loss carryforwards may be subject to limitations relating to ownership changes.

     The Company generated pre-tax income of $889,315 for the three-month period ended September 30, 2005. This amount is expected to be offset by federal net operating losses in the Company's income tax return for the year ending

     June 30, 2006. The Company recognized income tax expense totaling $354,000 for the three-month period ended September 30, 2005 relating to federal and state income taxes generated on this income, relating to the use of net operating losses included as deferred tax assets at June 30, 2005.

     The Company generated pre-tax net income of $697,141 for the three-month period ended September 30, 2004. However, this amount was offset by net operating losses in the Company's income tax return for the year ended June 30, 2005. The Company recognized income tax expense totaling $5,000 for the three-month period ended September 30, 2004 relating to income taxes due in states with no offsetting net operating loss carryforwards.

7.   SEGMENT REPORTING

     The  Company  is  organized   into  three   operating   segments  based  on
     management's operating criteria. These segments are Specialty Medical Products Manufacturing, Specialty Distribution Services--Surgical, and Specialty Distribution Services--Critical Care. A description of each segment and principal products and operations is as follows:

     Specialty Medical Products Manufacturing--This segment includes the division acquired in March 2001, referred to as Luxtec ("Luxtec"), which designs and manufactures fiber optic headlight and video camera systems, light sources, cables, retractors, and custom-made and other surgical equipment for the medical and dental industries.

     Specialty Distribution Services--Surgical--The surgical segment is a regional sales and marketing organization that markets and sells surgical products primarily to hospitals and surgery centers. The primary specialty areas include gynecology, cardiovascular, endoscopy, and general surgery. These products are primarily used in hospital operating rooms and in outpatient surgery centers. This segment does business as LXU Healthcare, Inc.- Medical Specialty Products.

     Specialty Distribution Services--Critical Care--The critical care segment is a regional sales and marketing organization that sells products primarily to hospitals and surgery centers in the southeastern and northeastern United States. Within this segment, the primary specialties include maternal, child care, and neonatal intensive care. This segment does business as Bimeco.

     Operations that are not included in any of the segments are included in the category "Corporate/Other" and consist primarily of corporate staff operations, including unallocated corporate general and administrative expenses. The sales between segments are made at market prices and are eliminated in consolidation.

     The total assets of each segment consist primarily of net property and equipment, inventories, accounts receivable, and other assets directly associated with the segments' operations. Included in the total assets of the corporate operations are property and equipment, intangibles and other assets.

     Sales between the manufacturing and surgical segments totaled $1,908,730 for the three-month period ended September 30, 2005, and $1,548,917 for the same period in 2004.

     The Company charges a management fee allocation to each segment based on estimates of each segment's corporate resource usage and reclassifies a portion of the corporate expense to the operating segments.

     Disclosures    regarding   the   Company's    reportable    segments   with
     reconciliations to consolidated totals are presented below for the three months ended September 30 and total assets as of the end of each period:


                               Distribution    Distribution                       Corporate/
                                 Surgical      Critical Care     Manufacturing       Other        Elimination          Total

Net revenues
       2005                     $8,479,483      $4,071,324        $4,173,357                       $(1,908,730)       $14,815,434
       2004                      7,555,742       3,180,578         3,381,507                        (1,548,917)        12,568,910

Net income
       2005                        302,647         291,422           299,054       $(357,808)                             535,315
       2004                        342,050         130,594           225,042          (5,545)                             692,141

Depreciation and amortization
       2005                         24,137             367            55,230           2,205                               81,939
       2004                         29,179             338            48,707           2,205                               80,429

Interest expense
       2005                         49,350          36,885            33,600           1,122                              120,957
       2004                         43,569          46,687            36,089             934                              127,279

Total assets
       September 30, 2005       24,345,094       3,758,388         5,018,164       4,184,674                           37,306,320
       June 30, 2005            24,298,807       3,027,083         4,510,967       4,404,686                           36,241,543

Net goodwill
       September 30, 2005       12,660,950         607,981         2,687,952                                           15,956,883
       June 30, 2005            12,660,950         607,981         2,687,952                                           15,956,883


8.   INCOME (LOSS) PER SHARE

     Income (loss) per share amounts are calculated using income available (loss attributable) to common stockholders and weighted average common shares outstanding, which consisted of the following for the three months ended September 30:

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                        ----------------------------------
                                                             2005             2004
Numerator:
 Income available (loss attributable) to common
 Stockholders                                             $   363,409       $  (183,190)

Denominator:
  Basic weighted average common shares outstanding         23,631,213        22,375,144
  Dilutive effect of:
     Warrants                                              13,666,891
     Assumed conversion of Series G Stock                  22,250,100
                                                           -----------      ------------
  Weighted average common shares for the purpose
    of calculating diluted earnings per share              59,548,204        22,375,144
                                                           ===========      ============

     For the three months ended September 30, 2005 and 2004, options and warrants to purchase common stock totaling 9,384,849 and 26,546,150, respectively were not included in weighted average common shares outstanding for the purpose of calculating diluted earnings per share since the result would be antidilutive. The decrease in dilutive warrants included in the calculation is the result of the exercise of 6,768,109 warrants to purchase common stock in the quarter ended September 30, 2005, and the fact that the Company generated net income for the quarter ended September 30, 2005. At September 30, 2004, these warrants were anti-dilutive due to the Company's net loss for the quarter ended September 20, 2004. No effect was included in the calculation of diluted earnings per share for the three months ended September 30, 2004 for the conversion of the Series G Convertible Redeemable Preferred Stock as the effect would be antidilutive.

9.   PREFERRED STOCK

     On August 6, 2002, the Company created a new series of preferred stock, Series G Convertible Redeemable Preferred Stock, no par value (the "Series G Stock"). The Series G Stock has 230,000 authorized shares. At both September 30, 2005 and June 30, 2005, 222,501 shares of Series G Stock were issued and outstanding. Each share of Series G Stock is convertible into 100 shares of common stock, subject to adjustment, at the option of the holder. Each share of Series G Stock has one vote for each share of common stock into which it would be convertible. In addition, Series G Stock ranks senior to all other outstanding stock of the Company. Series G Stock accrues dividends at the rate of 8% per year of the original issuance price of $32.00 per share, compounded annually, and has a liquidation value equal to $64.00 per share plus an amount equal to all accrued but unpaid dividends. The Series G Stock is redeemable at the election of not less than 60% of the Series G stockholders any time after June 30, 2005, and is redeemable at $64.00 per share plus accrued but unpaid dividends. The Series G Stock also has special consent rights to certain of the Company's activities, including, but not limited to, amendment of the Company's articles or bylaws and merger or consolidation of the Company. As of September 30, 2005 and June 30, 2005, cumulative unpaid dividends on the Series G Stock totaled $1,867,488 and $1,695,582, respectively, and were included in the carrying amount of Series G Stock in the consolidated balance sheets.

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

     The Series G Stock was originally recorded at the original issue price of $32.00 per share which approximated fair value. The Series G Stock is being increased to its redemption value of $64.00 per share in periodic accretions from the date of original issuance through the first possible redemption date of June 30, 2005. At September 30, 2005 and June 20, 2005, cumulative accretion of costs and redemption value totaled $7,623,343 and $7,451,437, respectively.

     During the year ended June 30, 2003, the Company granted options to purchase 7,500 shares of Series G Stock for $16 per share to an executive of the Company. Options vested one year from August 6, 2002, the date of grant, and will expire March 1, 2009. In October 15, 2003, this executive exercised an option for the purchase of one share of Series G Stock for $16. At September 30, 2005, the remaining 7,499 options were vested and exercisable.

10.  STOCK OPTIONS AND WARRANTS

     OPTIONS - At September 30, 2005, the Company had three stock-based employee compensation plans. The Company previously accounted for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. Effective July 1, 2005, the Company accounts for these plans in accordance with SFAS No. 123(R), as described below.

     WARRANTS - At September 30, 2005, the Company had outstanding warrants for the purchase of 10,006,659 shares of common stock, with exercise prices between $0.01 and $2.35 per share, and original lives of 10 years.

     Changes in shares under options and warrants for the period ended September 30, 2005 are as follows:

                                                                  OPTIONS                      WARRANTS
                                                     --------------------------  ----------------------------
                                                                    WEIGHTED                      WEIGHTED
                                                                    AVERAGE                       AVERAGE
                                                                    EXERCISE                      EXERCISE
                                                       SHARES        PRICE          SHARES         PRICE

Balance, July 1, 2005                                 9,411,214       $0.48        16,774,768       $0.02

   Forfeited                                           (162,500)       0.32
   Exercised                                                                       (6,768,109)       0.01
                                                      ---------                    ----------

Balance, September 30, 2005                           9,248,714        0.49        10,006,659        0.03
                                                      =========                    ==========

Vested and exercisable, September 30, 2005            8,050,794        0.51        10,006,659        0.03
                                                      =========                    ==========

Vested and exercisable, June 30, 2005                 7,776,563       $0.52        16,774,768       $0.02
                                                      =========                    ==========

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R) ("SFAS No. 123(R)"), SHARE-BASED PAYMENT. SFAS No. 123(R)
     establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.
     123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123(R), only certain pro forma disclosures of fair value were required. SFAS No. 123(R) was implemented for the Company as of July 1, 2005. The Company elected the modified prospective method and has recorded compensation expense of $1,139 in the quarter ended September 30, 2005 relating to previously issued unvested shares.

     Had compensation expense for the employee stock option grants been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's loss attributable to common stockholders and per share amounts for the three months ended September 30, 2004 would have been the pro forma amounts indicated below:

Net income, as reported                                        $ 692,141

Stock-based employee compensation expense determined
under fair-value method                                          (28,447)
                                                               ----------

Proforma net income                                              663,694

Dividends and accretion on preferred stock                      (875,331)
                                                               ----------

Pro forma loss attributable to common stockholders             $(211,637)
                                                               ==========

Loss per share:
  Basic- as reported                                              $(0.01)
  Basic- pro forma                                                 (0.01)

  Diluted- as reported                                             (0.01)
  Diluted- pro forma                                               (0.01)

     There were no stock options granted during the three months ended September 30, 2005 and 2004.

11.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in litigation incidental to its business. Management does not believe the ultimate disposition of this litigation will have a material adverse effect on the Company's financial position, results of operations or liquidity.


                                    * * * * *

LXU HEALTHCARE, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005
--------------------------------------------------------------------------------


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

BUSINESS OVERVIEW

GENERAL

We are a specialty medical products sales, marketing and manufacturing company. We sell a broad portfolio of high quality, differentiated specialty medical products, some of which we manufacture, to hospitals and surgery centers nationwide through a dedicated organization of sales and marketing professionals. We believe that we are continuing to build a valuable niche franchise in the estimated $5 billion specialty medical marketplace, selling technologically innovative products that command premium pricing. Today, we have three primary businesses, which are separately managed and present separate financial results: Specialty Medical Distribution- Surgical, Specialty Medical Distribution- Critical Care and Manufactured Products. As of September 30, 2005, we had 143 employees and generated total revenue of $14.8 million for the three months ended September 30, 2005.

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

The Stock Splits are intended to reduce the number of record holders of shares of common stock of the Company below 300 in order to allow the Company to terminate the registration of its shares of common stock under the Securities Exchange Act of 1934, as amended. The Company estimates that the Stock Splits will reduce the number of the Company's shareholders of record, from approximately 603 to approximately 147. Deregistration would eliminate the Company's duty to file periodic reports and proxy statements with the Securities and Exchange Commission (the "SEC") and as a result, the Company would no longer be a public reporting company. Only LXU shareholders of record as of the close of business on October 21, 2005, will be entitled to notice of, and to vote at, the special meeting of shareholders to be held to consider the transaction. The Company will disclose the date of the special meeting once such date has been determined. The summary description of the proposed transaction included in this Quarterly Report on Form 10-Q is not a solicitation of a proxy or an offer to acquire any common shares of the Company. Proxy solicitations will be made only by means of a definitive proxy statement to be delivered to all shareholders. The Company filed a preliminary proxy statement and Schedule 13E-3 with the SEC describing the transaction on August 31, 2005 and a revised preliminary proxy statement on October 19, 2005 and November 8, 2005. All shareholders are advised to read the definitive proxy statement and Schedule 13E-3 carefully. Shareholders may obtain a free copy of the proxy statement and Schedule 13E-3 at the SEC's website http://www.sec.gov. The Company will also mail a copy of the definitive proxy statement prior to the special meeting to shareholders entitled to vote at the special meeting.

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

We believe our Manufactured Products business continues to lead the surgical headlamp business. We focus on research and development efforts on new and innovative products which can be sold through our distribution segment.

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

Within the Surgical business, the primary specialties our products target are cardio vascular, endoscopy, general surgery and gynecology. Within the Critical Care business, the primary specialties our products target are neonatal intensive care and maternal and child care.

The sale of specialty disposable products and capital equipment accounts for the majority of our revenues. Our capital equipment products are typically complex and require significant consultative selling to medical staff personnel, which is provided as part of our marketing and customer service efforts. Our specialty disposable products are often sold to support the capital equipment products and offer a recurring and historically stable source of revenue.

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

RESULTS OF OPERATIONS (THREE MONTHS ENDED SEPTEMBER 30, 2005 AS COMPARED TO SEPTEMBER 30, 2004)

NET REVENUES--Net revenues increased $2,246,524, or 17.9%, in the three-month period ended September 30, 2005, relative to the comparable period in 2004, primarily due to higher product sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the

Luxtec division. Sales of the Luxtec products increased approximately $400,000 in the three months ended September 30, 2005, compared to the same period in 2004 due to the addition of the new Luxtec selling territory. Sales of a key vendor's products in our Critical Care segment increased approximately $600,000 in the three months ended September 30, 2005, compared to the same period in 2004. Revenues from our agency business for the three-month period ended September 30, 2005 decreased approximately $111,700, over the same period in 2004.

COST OF PRODUCTS SOLD--Cost of products sold increased to 65.0% of net product sales for the three months ended September 30, 2005, compared to 63.7% for the same period in 2004. The increase of $1,628,917, or 20.4%, in the three-month period ended September 30, 2005, relative to the comparable periods in 2004, was primarily the result of the corresponding increase in net product sales, as discussed above. The increase in cost of products sold as a percentage of net product sales in the three-month period ended September 30, 2005 compared to the same period in 2004 was due primarily to the difference in product mix sold between Luxtec and Specialty Medical Distribution products.

GROSS PROFIT--Gross profit was 35.0% of net product sales for the three months ended September 30, 2005, and 36.3% of net product sales for the same periods in 2004. The dollar increase of $617,607, or 20.4%, in the three-month period ended September 30, 2005, relative to the comparable period in 2004 was primarily due to higher sales volume from existing product lines and the addition of a new selling territory for our proprietary products provided by the Luxtec division. Gross profit on the Luxtec product increased approximately $118,000 in the three months ended September 30, 2005 compared to the same period in 2004. The decrease in cost of products sold as a percentage of net product sales in the three-month period ended September 30, 2005 compared to the same period in 2004 was due primarily to the difference in product mix sold as discussed above.

SELLING EXPENSES--Selling expenses increased $154,887 for the three months ended September 30, 2005, compared to the same period in 2004. The increase was primarily the result of increased selling commissions due to higher sales volume as discussed above. Selling commissions are paid on agency sales at approximately the same percentage as stocking sales, and as a result, sales commissions as a percent of net revenues do not generally fluctuate when the product mix of agency and stocking sales varies.

GENERAL AND ADMINISTRATIVE EXPENSES--General and administrative expenses were 13.1% of net revenues, for the three months ended September 30, 2005, compared to 12.0% for the same period in 2004. The increase of $423,841, or 28.1%, for the three-month period ended September 30, 2005 is primarily the result of increased employee wages and benefits, as well as an increase of approximately $115,000 in the manufacturing segment's research and development costs.

DEPRECIATION AND AMORTIZATION EXPENSES--Depreciation and amortization expenses stayed the same at 0.6% of net revenues for the three months ended September 30, 2005 and 2004. The increase of $1,510, or 1.9%, in depreciation and amortization expenses for the three months ended September 30, 2005, was primarily the result of newly acquired depreciable assets.

INTEREST EXPENSE--The decrease in interest expense of $6,322, or 5.0%, for the three months ended September 30, 2005, was the result of a lower average revolving demand note balance for the period ended September 30, 2005 compared to the same period in 2004, offset by increasing prime rates.

INCOME TAX PROVISION--The Company recorded $354,000 of income tax expense for the three-month period ended September 30, 2005, compared to $5,000 of income tax expense for the same period in 2004. At June 30, 2005, we released a portion of the Company's valuation allowance against deferred tax assets. As a result, income tax expense was recorded for federal and state taxes generated on the three months net income ended September 30, 2005. As of September 30, 2004, the majority of the Company's current year taxable income for federal and certain state purposes was eliminated due to the release of the valuation allowance resulting from the use of net operating loss carryforwards to offset federal and state income tax liabilities. The Company may still be subject to income taxes in certain state jurisdictions which have limitations on the use of its net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Year to date sales performance through September 2005 continues to allow us to maintain our cash and retain our credit availability since we refinanced our senior debt in December 2003. Our cash and availability remains relatively stable and has started to increase, due to working capital management. We expect our cash position to remain stable as we experience sales growth over prior quarters, and effect reductions in non-operating cash outflows and operating expenses.

For the three months ended September 30, 2005, our cash provided by operating activities was $58,260, driven primarily by our increased income from operations and improved accounts payable collections, and reduced by our increased accounts receivable related to expanded territories for Luxtec's product lines and high Critical Care sales during the quarter ended September 30, 2005.

At September 30, 2005, we had working capital of $7,535,150, compared to $6,621,804 at June 30, 2005. The increase in our working capital was primarily the result of increases in the accounts receivable balance related to increased sales offset by an increase in accounts payable.

Our senior debt financing is provided under a $7,500,000 revolving demand note (the "Line of Credit") from Wells Fargo Business Credit, Inc. ("Wells Fargo") under the PrimeSource Healthcare Credit and Security Agreement, dated as of December 10, 2003, by and among the Company, LXU Healthcare- Medical Specialty Products, Bimeco and Wells Fargo (the "Credit and Security Agreement"). Pursuant to the Credit and Security Agreement, the maximum amount available to borrow under the Line of Credit is limited to the lesser of $7,500,000 or a certain percentage of accounts receivable and inventory, as defined by the Credit and Security Agreement ($7,500,000 at September 30, 2005). As of September 30, 2005, borrowings bore interest at Wells Fargo's prime rate plus 2.50% (9.25% at September 30, 2005). Borrowings are secured by substantially all assets held by LXU Healthcare and its subsidiaries. At September 30, 2005 and June 30, 2005, there were outstanding borrowings of $4,474,333 and $4,491,316, respectively. At September 30, 2005, there was $3,025,667 of availability under the Line of Credit.

The Credit and Security Agreement contains certain covenants, including covenants that require the maintenance of defined income levels and maximum capital expenditures. We were in compliance with these covenants as of September 30, 2005.

Notes payable include the Luxtec tenant note payable for tenant improvements to the lessor of Luxtec's leased premises in West Boylston, Massachusetts. The note bears interest at 9.5% and is due September 19, 2007. Payments were interest only for the first 12 months, with remaining payments calculated on a 7-year amortization table with a balloon payment due on September 19, 2007. At
September 30, 2005 and June 30, 2005, Luxtec had outstanding borrowings of $41,302 and $45,733, respectively, under the tenant note payable.

As of September 30, 2005, we had $29,836 of cash. In addition, the principal source of our short-term borrowing is the Line of Credit. As discussed above, at September 30, 2005, we had $3,025,667 of available credit under the Line of Credit. The Company believes it will have sufficient availability through the end of fiscal year 2006.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. During preparation of these financial statements, we make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, goodwill and other intangible assets and income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. The results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

We evaluate goodwill and other intangible assets for impairment at least annually, in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). For goodwill, we first compare the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value of a reporting unit, additional tests would be used to measure the amount of impairment loss, if any. We use a present value technique to measure reporting unit fair value. If the carrying amount of any other intangible asset exceeds its fair value, we would recognize an impairment loss for the difference between fair value and the carrying amount. If events occur and circumstances change, causing the fair value of a reporting unit to fall below its carrying amount, impairment losses may be recognized in the future. In accordance with SFAS No. 142, the Company performed its annual impairment test in July 2005 and found no impairment in its existing goodwill balances.

DEFERRED TAX ASSETS

We estimate our actual current tax exposure obligations together with the temporary differences that have resulted from the differing treatment of items dictated by accounting principles generally accepted in the United States of America versus U.S. tax laws. These temporary differences result in deferred tax assets and liabilities. On an on-going basis, we then assess the likelihood that our deferred tax assets will be recovered from future taxable income. If we believe the recovery to be less than likely, we establish a valuation allowance against the deferred tax assets and charge the amount as an income tax expense in the period in which such a determination is made.

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

LXU HEALTHCARE, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


The Company's market risk exposure relates to outstanding debt. The outstanding balance of the Company's credit facilities at September 30, 2005 is $4,474,333 all of which is subject to interest rate fluctuations. The Company's credit facilities are indexed to the Prime Rate. As a result, we have exposure relating to the fair value of our outstanding debt, which is a function of market interest rate changes, and investor perception of the quality of the Company's debt.



ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------


     As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive and Principal Financial Officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

     Attached as exhibits to this quarterly report are certifications of the Chief Executive Officer and the Principal Financial Officer required in accordance with Rule 13a-14 of the Exchange Act. This portion of the Company's quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

     No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II.  OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS


We are subject to claims and suits arising in the ordinary course of our business. We believe that such legal proceedings will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 6.  EXHIBITS
--------------------------------------------------------------------------------


(a)    Exhibits

           See Exhibit Index

LXU HEALTHCARE, INC. AND SUBSIDIARIES

SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








LXU HEALTHCARE, INC.
(Registrant)






November 14, 2005                  /s/  Joseph H. Potenza
-----------------                  --------------------------------------
Date                               Joseph H. Potenza
                                   President, Chief Executive Officer, Director,
                                   (Principal Executive Officer, Principal
                                    Financial Officer and Principal
                                    Accounting Officer)

INDEX TO EXHIBITS
--------------------------------------------------------------------------------


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

4.4 Co-Sale Agreement, dated August 6, 2002, by and among PrimeSource Healthcare, Inc. and the persons listed as Stockholders on the signature pages thereto. (Incorporated by reference to Form 8-K, File No. 0-14961, filed August 8, 2002).

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